Form 10-Q
period 2020-03-31
CHIMERA INVESTMENT CORP
filed 2020-05-07
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2020
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2020
Common Stock, $0.01 par value	192,218,251

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2020	December 31, 2019
Cash and cash equivalents	$261,491	$109,878
Non-Agency RMBS, at fair value (net of allowance for credit losses of $6 million and $0 million, respectively)	2,174,400	2,614,408
Agency RMBS, at fair value	105,644	6,490,293
Agency CMBS, at fair value	2,832,716	2,850,717
Loans held for investment, at fair value	13,306,818	14,292,815
Receivable for investments sold	—	446,225
Accrued interest receivable	93,343	116,423
Other assets	467,451	194,301
Derivatives, at fair value, net	—	3,611
Total assets (1)	$19,241,863	$27,118,671
Liabilities:
Repurchase agreements ($8.8 billion and $15.4 billion pledged as collateral, respectively)	$7,146,996	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS ($522 million and $598 million pledged as collateral, respectively)	128,683	133,557
Securitized debt at fair value, collateralized by loans held for investment ($11.9 billion and $12.1 billion pledged as collateral, respectively)	7,864,196	8,179,608
Payable for investments purchased	699,164	1,256,337
Accrued interest payable	45,709	63,600
Dividends payable	98,434	98,568
Accounts payable and other liabilities	14,827	6,163
Total liabilities (1)	$15,998,009	$23,165,378

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 185,860,307 and 187,226,081 shares issued and outstanding, respectively	1,860	1,873
Additional paid-in-capital	4,255,054	4,275,963
Accumulated other comprehensive income	502,491	708,336
Cumulative earnings	3,422,285	3,793,040
Cumulative distributions to stockholders	(4,938,208)	(4,826,291)
Total stockholders' equity	$3,243,854	$3,953,293
Total liabilities and stockholders' equity	$19,241,863	$27,118,671
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2020, and December 31, 2019, total assets of consolidated VIEs were $12,334,195 and $12,544,744, respectively, and total liabilities of consolidated VIEs were$7,777,605 and $8,064,235, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2020	March 31, 2019
Net interest income:
Interest income (1)	$300,266	$350,389
Interest expense (2)	142,083	202,950
Net interest income	158,183	147,439

Provision for credit losses	(6,314)	—

Net other-than-temporary credit impairment losses	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	201,000	(89,315)
Realized gains (losses) on terminations of interest rate swaps	(463,966)	(108,046)
Net realized gains (losses) on derivatives	(41,086)	(7,277)
Net gains (losses) on derivatives	(304,052)	(204,638)
Net unrealized gains (losses) on financial instruments at fair value	(260,887)	200,812
Net realized gains (losses) on sales of investments	75,854	8,603
Total other gains (losses)	(489,085)	4,777

Other expenses:
Compensation and benefits	12,934	14,370
General and administrative expenses	5,678	5,821
Servicing fees	9,989	8,963
Transaction expenses	4,906	62
Total other expenses	33,507	29,216
Income (loss) before income taxes	(370,723)	118,147
Income taxes	32	—
Net income (loss)	$(370,755)	$118,147

Dividends on preferred stock	18,438	17,392

Net income (loss) available to common shareholders	$(389,193)	$100,755

Net income (loss) per share available to common shareholders:
Basic	$(2.08)	$0.54
Diluted	$(2.08)	$0.54

Weighted average number of common shares outstanding:
Basic	187,018,602	187,112,454
Diluted	187,018,602	188,199,711

(1) Includes interest income of consolidated VIEs of $174,681 and $207,112 for the quarters ended March 31, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $64,629 and $91,027 for the quarters ended March 31, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2020	March 31, 2019
Comprehensive income (loss):
Net income (loss)	$(370,755)	$118,147
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net (1)	(199,204)	26,385
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	4,853
Reclassification adjustment for net realized losses (gains) included in net income	(6,641)	14,918
Other comprehensive income (loss)	(205,845)	46,156
Comprehensive income (loss) before preferred stock dividends	$(576,600)	$164,303
Dividends on preferred stock	$18,438	$17,392
Comprehensive income (loss) available to common stock shareholders	$(595,038)	$146,911

(1) March 31, 2020 amount includes $6 million of unrealized losses on AFS securities for which the Company has recognized an allowance for credit losses.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended March 31, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	(370,755)	—	(370,755)
Other comprehensive income (loss)	—	—	—	—	—	—	(205,845)	—	—	(205,845)
Repurchase of common stock	—	—	—	—	(14)	(22,051)	—	—	—	(22,065)
Stock based compensation	—	—	—	—	1	1,142	—	—	—	1,143
Common dividends declared	—	—	—	—	—	—	—	—	(93,479)	(93,479)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2020	$58	$130	$104	$80	$1,860	$4,255,054	$502,491	$3,422,285	$(4,938,208)	$3,243,854

For the Quarter Ended March 31, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	118,147	—	118,147
Other comprehensive income (loss)	—	—	—	—	—	—	46,156	—	—	46,156
Stock based compensation	—	—	—	—	—	2,682	—	—	—	2,682
Common dividends declared	—	—	—	—	—	—	—	—	(93,613)	(93,613)
Preferred dividends declared	—	—	—	—	—	—	—	—	(17,392)	(17,392)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, March 31, 2019	$58	$130	$104	$80	$1,871	$4,268,063	$672,988	$3,497,636	$(4,487,753)	$3,953,177

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Quarters Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net income	$(370,755)	$118,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	36,319	6,030
Accretion (amortization) of deferred financing costs and securitized debt discounts/premiums, net	(18,318)	(5,955)
Amortization of swaption premium	—	160
Net unrealized losses (gains) on derivatives	(201,000)	89,315
Margin (paid) received on derivatives	325,594	(98,565)
Net unrealized losses (gains) on financial instruments at fair value	260,887	(200,812)
Net realized losses (gains) on sales of investments	(75,854)	(8,603)
Net provision for credit losses	6,314	—
Net other-than-temporary credit impairment losses	—	4,853
(Gain) loss on extinguishment of debt	—	—
Equity-based compensation expense	1,143	2,682
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	23,763	(662)
Decrease (increase) in other assets	(394,817)	1,025
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	6,417	15,655
Increase (decrease) in accrued interest payable, net	(19,156)	14,554
Net cash provided by (used in) operating activities	$(419,463)	$(62,176)
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(160,516)	$(1,379,467)
Sales	6,244,850	91,731
Principal payments	593,341	215,403
Non-Agency RMBS portfolio:
Purchases	(19,503)	(112,778)
Sales	33,797	4,394
Principal payments	67,518	78,689
Loans held for investment:
Purchases	(575,541)	(512,044)
Sales	—	358,175
Principal payments	461,594	375,087
Net cash provided by (used in) investing activities	$6,645,540	$(880,810)
Cash Flows From Financing Activities:
Proceeds from repurchase agreements	$38,210,544	$25,994,053
Payments on repurchase agreements	(44,491,093)	(24,700,865)
Net proceeds from preferred stock offerings	—	193,368
Payments on repurchase of common stock	(22,066)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	731,013	—
Payments on securitized debt borrowings, collateralized by loans held for investment	(386,362)	(354,361)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(4,449)	(5,905)
Common dividends paid	(93,613)	(93,526)

Preferred dividends paid	(18,438)	(14,414)
Net cash provided by (used in) financing activities	$(6,074,464)	$1,018,350
Net increase (decrease) in cash and cash equivalents	151,613	75,364
Cash and cash equivalents at beginning of period	109,878	47,486
Cash and cash equivalents at end of period	$261,491	$122,850

Supplemental disclosure of cash flow information:
Interest received	$359,664	$357,111
Interest paid	$178,292	$194,549
Non-cash investing activities:
Payable for investments purchased	$699,164	$1,513,657
Receivable for investments sold	$—	$1,414,478
Net change in unrealized gain (loss) on available-for sale securities	$(205,845)	$46,156
Retained beneficial interests	$—	$40,825

Non-cash financing activities:
Dividends declared, not yet paid	$98,434	$99,050

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
(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4 and 5), securitized debt (Note 5 and 7) and derivative instruments (Notes 5 and 9). Actual results could differ materially from those estimates.
(d) Significant Accounting Policies
There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2019, other than the significant accounting policies discussed below.
Interest Income Recognition and Allowance for Credit Losses
Investments in Non-agency RMBS securities
The Company considers its investments in Non-Agency RMBS as beneficial interests. Beneficial interests gives the Company the right to receive all or portions of specified cash flows received by a trust or other entity. Beneficial interests held by the Company are created in connection with securitization transactions such as those involving mortgage loan obligations. Beneficial interests are accounted for in accordance with guidance in ASC 325-40 as amended by the ASU 2016-13. Beneficial interests classified as available-for-sale (AFS) record changes in fair value in other comprehensive income (OCI). Beneficial interests for which the Company has elected the fair value option (FVO) record changes in fair value in earnings.
Interest income on the Company’s beneficial interests is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, adjusts its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either favorable changes or adverse changes.
Adverse changes in the timing or amount of cash flows on beneficial interests classified as AFS could result in the Company recording an increase in the allowance for credit losses. The allowance for credit losses are calculated using a discounted cash flow (DCF) approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected discounted at the effective interest rate used to accrete the beneficial interest. The allowance for credit losses is recorded as a contra-asset and a reduction in earnings. The allowance for credit losses will be limited to the amount of the unrealized losses on the beneficial interest. Any allowance for credit losses in excess of the unrealized losses on the beneficial interests are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for beneficial interests in an unrealized gain position. Favorable changes in the DCF will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate.
Beneficial interests for which other than temporary impairment (OTTI) had been recognized prior to the effective date of ASU 2016-13 shall apply the guidance in the update on a prospective basis. In addition the yield used to accrete the beneficial interest on beneficial interests with prior OTTI will remain unchanged as a result of the adoption of ASU 2016-13. Recoveries of amounts previously written off relating to improvements in cash flows shall be recorded in income in the period received. Therefore, subsequent favorable changes in the DCF of the beneficial interests with prior OTTI will not be reflected as an adjustment to their yield used to accrete the discount. Subsequent adverse changes in the DCF will result in an increase to the allowance for credit losses, limited to the amount of the unrealized losses on the beneficial interest.
Credit losses recognized on BIs will be accreted on a monthly basis at the rate used to recognize interest income, the effective interest rate. The accretion will be recorded as a reduction to interest income in the statement of operations.
The Company presents separately all accrued interest on the statement of financial position. Interest is accrued on all BIs when due. Interest which is not received at the due date is written off when it becomes delinquent. As all interest not received when due is charged off against interest income, no allowance for accrued interest is required.
No allowances for credit losses are recognized on beneficial interests for which the Company has elected the fair value option. All favorable or adverse changes in management’s estimates of cash flows expected to be collected results in a prospective increase or decrease in the effective interest rate used to recognize interest income.
Investments in agency MBS securities
The Company invests in pass-through mortgage-backed securities guaranteed by Ginnie Mae (GNMA), Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively “Agency Securities”).
Interest income for Agency Securities for which changes in fair value are recorded in OCI, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the contractual cash flows of the security. In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security. This recalculation of the effective yield is updated on a monthly basis. Upon a recalculation of the effective yield, the investment in the security is adjusted to the amount that would have existed had the new effective yield been retrospectively applied since acquisition with a corresponding charge or credit to interest income. This adjustment is accounted for as a change in estimate with a cumulative effect adjustment on interest income as a result in the change in the yield. Prepayments are estimated using models generally accepted in the industry.
All securities carried at fair value with changes in fair value recorded in OCI need to be evaluated for expected losses, even if the risk of loss is considered remote. However, the Company is not required to measure expected credit losses on securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that incurring a credit loss is zero. Based on the current facts and circumstances, the Company believes it’s investments Agency Securities would qualify for zero expected credit losses. The factors considered in reaching this conclusion include the long history of zero credit losses, the explicit guarantee by the US government (although limited for FNMA and FHLMC securities) and yields that, while not risk-free, generally trade based on market views of prepayment and liquidity risk (not credit risk).
Interest income on Agency Securities for which changes in fair value are recorded in earnings is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate of the projected cash flows. Changes in the amount or timing of cash flows as a result in changes in expected prepayments from those originally projected, or from those estimated at the last evaluation date, are reflected prospectively as an adjustment to the effective interest rate used to recognize interest income. This recalculation of the effective interest rate is updated on a monthly basis.
Income Taxes
The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2020 or December 31, 2019.
Fair Value Disclosure
A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.
(e) Recent Accounting Pronouncements
Financial Instruments - Credit Losses - (Topic 326)

On January 1, 2020 the Company adopted accounting standards update (or ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update replaced the previous model for recognizing credit losses from an incurred credit loss model to a current expected credit loss (or CECL) model for financial instruments measured at amortized cost and required the Company to record an allowance for credit losses on available-for-sale (or AFS) debt securities for all expected (rather than incurred) credit losses of the asset rather than reduce the carrying amount, as the Company did under the OTTI model. This update also revised the accounting model for purchased credit-impaired debt securities. The changes in the allowance for credit losses created in accordance with this update have been recorded in earnings. Expected credit losses are limited to the amount of the unrealized loss on the debt securities impacted by the update.
The update did not have any impact on financial instruments which were carried at fair value with changes in fair value recorded in earnings. As all Loans held for investment are carried at fair value, with changes in fair value recorded in earnings, the update had no impact on the carrying value or revenue recognition of Loans held for investment.
On January 1, 2020, the effective date of the update, the Company was required to record a cumulative-effect adjustment related to financial instruments under the scope of this update to the statement of financial position. As all financial instruments impacted by the update, including all purchased credit impaired debt securities, were in an unrealized gain position as of the effective date, there was no impact on the financial statements at the transition date and no cumulative-effect adjustment was required.
In addition, the update superseded subtopic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality. As of January 1, 2020, the Company accounted all investments previously classified as AFS and under subtopic 310-30, using the subtopic 326-30 Financial Instruments - Credit Losses; Available-for-Sale Debt Securities and subtopic 325-40, Investments -Other-Beneficial Interests in Securitized Financial Assets.
Reference Rate Reform (Topic 848)
In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter Bank Offering Rate (or LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for all entities as of March 12, 2020 through December 31, 2022. An entity may elect to apply the amendments for contract modifications by Topic or Industry Subtopic as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company has not yet adopted this guidance and is currently evaluating what impact this update will have on the consolidated financial statements.
3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of March 31, 2020 and December 31, 2019.

		March 31, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,924,284	$1,870	$(922,847)	$1,003,307	$(5,410)	$1,420,224	$424,613	$(2,286)	$422,327
Subordinated	900,396	8,496	(341,888)	567,004	(904)	528,178	42,782	(80,704)	(37,922)
Interest-only	6,931,077	287,092	—	287,092	—	225,998	41,151	(102,245)	(61,094)
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	1,484,016	135,180	—	135,180	—	105,644	—	(29,536)	(29,536)
Agency CMBS
Project loans	2,506,241	49,294	(4,878)	2,550,657	—	2,786,527	235,985	(115)	235,870
Interest-only	1,764,487	47,163	—	47,163	—	46,189	1,614	(2,588)	(974)
Total	$15,510,501	$529,095	$(1,269,613)	$4,590,403	$(6,314)	$5,112,760	$746,145	$(217,474)	$528,671

		December 31, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,024,564	$2,038	$(953,916)	$1,072,686	$1,700,911	$628,518	$(293)	$628,225
Subordinated	876,592	9,915	(332,913)	553,594	624,598	76,272	(5,268)	71,004
Interest-only	7,458,653	301,170	—	301,170	288,899	51,481	(63,752)	(12,271)
Agency RMBS
Pass-through	6,080,547	131,023	—	6,211,570	6,362,626	152,271	(1,215)	151,056
Interest-only	1,539,941	139,536	—	139,536	127,667	220	(12,089)	(11,869)
Agency CMBS
Project loans	2,621,938	52,681	(4,961)	2,669,658	2,801,692	132,700	(666)	132,034
Interest-only	1,817,246	51,140	—	51,140	49,025	586	(2,701)	(2,115)
Total	$22,419,481	$687,503	$(1,291,790)	$10,999,354	$11,955,418	$1,042,048	$(85,984)	$956,064

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2020 and December 31, 2019. All available for sale securities in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			March 31, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$85,768	$(2,286)	14	$—	$—	—	$85,768	$(2,286)	14
Subordinated	407,971	(80,429)	32	1,435	(275)	10	409,406	(80,704)	42
Interest-only	75,692	(35,469)	97	43,493	(66,776)	66	119,185	(102,245)	163
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	104,396	(28,624)	23	1,250	(912)	1	105,646	(29,536)	24
Agency CMBS
Project loans	—	—	—	39,863	(115)	3	39,863	(115)	3
Interest-only	2,333	(196)	3	8,809	(2,392)	7	11,142	(2,588)	10
Total	$676,160	$(147,004)	169	$94,850	$(70,470)	87	$771,010	$(217,474)	256

			December 31, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$31,635	$(293)	1	$31,635	$(293)	1
Subordinated	69,178	(5,064)	9	1,836	(204)	11	71,014	(5,268)	20
Interest-only	50,376	(22,737)	46	64,129	(41,015)	66	114,505	(63,752)	112
Agency RMBS
Pass-through	11,398	(605)	4	67,552	(610)	5	78,950	(1,215)	9
Interest-only	121,228	(12,089)	22	—	—	—	121,228	(12,089)	22
Agency CMBS
Project loans	41,971	(277)	3	44,896	(389)	4	86,867	(666)	7
Interest-only	15,045	(295)	6	9,930	(2,406)	7	24,975	(2,701)	13
Total	$309,196	$(41,067)	90	$219,978	$(44,917)	94	$529,174	$(85,984)	184

At March 31, 2020, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2020.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $115 thousand and $1 million as of March 31, 2020 and December 31, 2019, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2020 and December 31, 2019, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, was $9 million at March 31, 2020. After evaluating the securities and recording the allowance for credit losses, we concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover the amortized cost. Credit losses are calculated by comparing the estimated future cash flows of each security discontinued at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

Gross unrealized losses on the Company's Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), was $348 thousand at December 31, 2019. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of other-than-temporary and does not believe that these unrealized losses are credit related, but rather are due to other factors.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit loss allowance for the quarter ended March 31, 2020 is presented below.

For the Quarter Ended
March 31, 2020
(dollars in thousands)
Beginning balance of the allowance for credit losses on available-for-sale securities at the beginning of period	$—

Transition impact from CECL standard	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	(6,314)
Allowance on purchased financial assets with credit deterioration	—
Reductions for the securities sold during the period	—
Write-offs charged against the allowance	—
Recoveries of amounts previously written off	—

Ending balance of the allowance for credit losses on available-for-sale securities at the end of period	$(6,314)

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2020.

		For the Quarter Ended
		March 31, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	165,966,737	6.0%	3.1%	50.8%
Subordinated	55,410,172	7.5%	0.9%	39.0%

The increase in the allowance for credit losses is primarily due to increased expected losses and delinquencies. In addition, the decline in fair value on certain Non-Agency RMBS positions which had previously been in an unrealized gain position as of the prior year end, and are now in an unrealized loss position as of the end of the current period. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at March 31, 2020 and December 31, 2019.

		March 31, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$424,613	$—	$424,613	$(2,286)	$—	$(2,286)
Subordinated	35,815	6,967	42,782	(6,817)	(73,887)	(80,704)
Interest-only	—	41,151	41,151	—	(102,245)	(102,245)
Agency RMBS
Pass-through	—	—	—	—	—	—
Interest-only	—	—	—	—	(29,536)	(29,536)
Agency CMBS
Project loans	51,281	184,704	235,985	(115)	—	(115)
Interest-only	—	1,614	1,614	—	(2,588)	(2,588)
Total	$511,709	$234,436	$746,145	$(9,218)	$(208,256)	$(217,474)

		December 31, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$628,518	$—	$628,518	$(293)	$—	$(293)
Subordinated	57,174	19,098	76,272	(55)	(5,213)	(5,268)
Interest-only	—	51,481	51,481	—	(63,752)	(63,752)
Agency RMBS
Pass-through	—	152,271	152,271	—	(1,215)	(1,215)
Interest-only	—	220	220	—	(12,089)	(12,089)
Agency CMBS
Project loans	23,643	109,057	132,700	(651)	(15)	(666)
Interest-only	—	586	586	—	(2,701)	(2,701)
Total	$709,335	$332,713	$1,042,048	$(999)	$(84,985)	$(85,984)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2020 and December 31, 2019.

	March 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,924,284	$52.14	73.81	4.8%	17.3%
Subordinated	900,396	62.97	58.66	3.8%	6.8%
Interest-only	6,931,077	4.14	3.26	1.3%	11.5%
Agency RMBS
Interest-only	1,484,016	9.11	7.12	1.6%	4.1%
Agency CMBS
Project loans	2,506,241	101.77	111.18	3.8%	3.6%
Interest-only	1,764,487	2.67	2.62	0.6%	4.8%
(1) Bond Equivalent Yield at period end.

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,024,564	$52.98	$84.01	5.0%	20.8%
Subordinated	876,592	63.15	71.25	3.7%	6.9%
Interest-only	7,458,653	4.04	3.87	1.1%	8.4%
Agency RMBS
Pass-through	6,080,547	102.15	104.64	4.0%	3.4%
Interest-only	1,539,941	9.06	8.29	1.6%	4.0%
Agency CMBS
Project loans	2,621,938	101.82	106.86	3.7%	3.6%
Interest-only	1,817,246	2.81	2.70	0.7%	4.7%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
AAA	0.7%	0.4%
AA	0.1%	0.1%
A	1.0%	0.9%
BBB	1.7%	1.6%
BB	3.9%	3.8%
B	1.5%	1.6%
Below B or not rated	91.1%	91.6%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2020 and December 31, 2019 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,861	$344,239	$559,033	$507,091	$1,420,224
Subordinated	—	29,670	112,528	385,980	528,178
Interest-only	—	113,900	109,067	3,031	225,998
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	1,250	104,394	—	105,644
Agency CMBS
Project loans	14,951	—	31,252	2,740,324	2,786,527
Interest-only	2,333	39,945	3,911	—	46,189
Total fair value	$27,145	$529,004	$920,185	$3,636,426	$5,112,760
Amortized cost
Non-Agency RMBS
Senior	$9,961	$273,374	$369,124	$350,848	$1,003,307
Subordinated	—	21,487	111,344	434,173	567,004
Interest-only	1,752	145,034	137,145	3,161	287,092
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	2,162	133,018	—	135,180
Agency CMBS
Project loans	14,981	—	28,646	2,507,030	2,550,657
Interest-only	2,529	40,879	3,755	—	47,163
Total amortized cost	$29,223	$482,936	$783,032	$3,295,212	$4,590,403

	December 31, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,343	$450,185	$676,382	$558,001	$1,700,911
Subordinated	—	43,796	95,973	484,829	624,598
Interest-only	—	126,631	159,057	3,211	288,899
Agency RMBS
Pass-through	—	5,939,408	421,539	1,679	6,362,626
Interest-only	—	1,614	126,053	—	127,667
Agency CMBS
Project loans	15,065	—	29,385	2,757,242	2,801,692
Interest-only	—	20,528	28,497	—	49,025
Total fair value	$31,408	$6,582,162	$1,536,886	$3,804,962	$11,955,418
Amortized cost
Non-Agency RMBS
Senior	$15,206	$304,850	$409,958	$342,672	$1,072,686
Subordinated	—	29,085	86,033	438,476	553,594
Interest-only	—	150,221	148,889	2,060	301,170
Agency RMBS
Pass-through	—	5,796,044	414,482	1,044	6,211,570
Interest-only	—	2,260	137,276	—	139,536
Agency CMBS
Project loans	15,084	—	28,954	2,625,620	2,669,658
Interest-only	—	22,950	28,190	—	51,140
Total amortized cost	$30,290	$6,305,410	$1,253,782	$3,409,872	$10,999,354

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At March 31, 2020 and December 31, 2019, 58% of the Non-Agency RMBS collateral was classified as Alt-A, based on fair value. At March 31, 2020 and December 31, 2019, 13% and 12% of the Non-Agency RMBS collateral was classified as prime, respectively, based on fair value. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2020 and December 31, 2019.

	March 31, 2020		December 31, 2019
Weighted average maturity (years)		23.3		23.6
Weighted average amortized loan to value (1)		62.7%		63.2%
Weighted average FICO (2)		718		719
Weighted average loan balance (in thousands)		$308		$313
Weighted average percentage owner occupied		81.1%		80.6%
Weighted average percentage single family residence		60.3%		60.0%
Weighted average current credit enhancement		0.9%		1.1%
Weighted average geographic concentration of top four states	CA	33.4%	CA	32.5%
	FL	6.9%	FL	6.6%
	NY	6.8%	NY	6.3%
	TX	2.1%	TX	2.0%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2020 and December 31, 2019.

Origination Year	March 31, 2020	December 31, 2019
2003 and prior	1.1%	1.3%
2004	1.7%	1.5%
2005	10.9%	10.7%
2006	52.5%	52.9%
2007	26.8%	26.6%
2008 and later	7.0%	7.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2020 and 2019 are as follows:

	For the Quarters Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	33,797	4,430
Agency RMBS	5,710,134	1,482,369
Agency CMBS	105,017	22,482

Gross realized gains:
Non-Agency RMBS	1,256	285
Agency RMBS	74,264	27,012
Agency CMBS	6,150	—
Gross realized losses:
Non-Agency RMBS	—	(1,320)
Agency RMBS	(5,816)	(15,149)
Agency CMBS	—	(2,225)
Net realized gain (loss)	$75,854	$8,603

During the quarter ended March 31, 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Repurchase agreements on the Statement of Financial Condition.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At March 31, 2020, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $13.4 billion and $13.7 billion as of March 31, 2020 and December 31, 2019, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2020 and December 31, 2019:

	For the Quarter Ended	For the Year Ended
	March 31, 2020	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$14,292,815	$12,572,581
Purchases	183,566	5,086,491
Principal paydowns	(461,594)	(1,717,745)
Sales and settlements	(171)	(1,812,760)
Net periodic accretion (amortization)	(26,284)	(77,491)
Realized gains (losses) on sales and settlements	—	1,590
Change in fair value	(681,514)	240,149
Balance, end of period	$13,306,818	$14,292,815

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the year ended December 31, 2019, the Company sold $1.8 billion of loans, with the Company retaining $124 million of beneficial interests. There were no sales of loans during the quarter ended March 31, 2020.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2020	December 31, 2019
2002 and prior	6.7%	6.8%
2003	5.8%	6.0%
2004	12.4%	12.6%
2005	18.7%	18.6%
2006	23.2%	22.5%
2007	21.7%	20.7%
2008	6.2%	6.4%
2009	1.2%	1.5%
2010 and later	4.1%	4.9%
Total	100.0%	100.0%

(1) The table above excludes approximately $310 million and $754 million of Loans held for investments for March 31, 2020 and December 31, 2019, respectively, which were purchased prior to those reporting dates and will settle subsequent to those reporting periods.

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
Number of loans		137,605		139,194
Weighted average maturity (years)		19.5		19.3
Weighted average loan to value (2)		86.5%		87.4%
Weighted average FICO (2)		631		627
Weighted average loan balance (in thousands)		$97		$95
Weighted average percentage owner occupied		87.8%		88.0%
Weighted average percentage single family residence		83.8%		84.4%
Weighted average geographic concentration of top five states	CA	12.4%	CA	11.6%
	FL	7.7%	FL	7.4%
	NY	7.1%	NY	6.9%
	PA	5.1%	OH	5.3%
	OH	5.1%	PA	5.3%
(1) The table above excludes approximately $310 million and $754 million of Loans held for investments for March 31, 2020 and December 31, 2019, respectively, which were purchased prior to those reporting dates and will settle subsequent to those reporting periods.
(2) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at March 31, 2020 and December 31, 2019.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	Loss Mitigation	REO	Total	Unpaid Principal Balance
(dollars in thousands)
March 31, 2020 (1)	$967,534	$333,270	$339,452	$299,129	$296,935	$4	$58,728	$2,295,052	$13,284,786
% of Unpaid Principal Balance	7.3%	2.5%	2.6%	2.3%	2.2%	—%	0.4%	17.3%

December 31, 2019(1)	$1,070,173	$336,950	$291,866	$322,288	$298,526	$—	$59,389	$2,379,192	$13,169,843
% of Unpaid Principal Balance	8.1%	2.6%	2.2%	2.4%	2.3%	—%	0.5%	18.1%
(1) The table above excludes approximately $310 million and $754 million of Loans held for investments for March 31, 2020 and December 31, 2019, respectively, which were purchased prior to those reporting dates and will settle subsequent to those reporting periods.

The fair value of residential mortgage loans 90 days or more past due was $563 million and $597 million as of March 31, 2020 and December 31, 2019, respectively.

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

During times of market dislocation, the observability of prices and inputs can be difficult for certain investments. If third-party pricing services are unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing. Illiquid investments typically experience greater price volatility as an active market does not exist. Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:
Agency MBS and Non-Agency RMBS

The Company determines the fair value of all of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, delinquency, expected losses, expected default severity, credit enhancement, and other pertinent factors. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by two independent third-party pricing services. For certain highly liquid asset classes, such as Agency fixed-rate pass-through bonds, the Company’s valuations are also compared to quoted prices for To-Be-Announced, or TBA, securities.

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains the inputs used by the third-party pricing services and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At March 31, 2020, 60 investment holdings with an internally developed fair value of $893 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $13 million higher than the third-party prices provided of $880 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2020 in excess of the derived predetermined threshold for the period. At December 31, 2019 six investment holdings with an internally developed fair value of $22 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third-party prices provided of $19 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2019 in excess of the derived predetermined threshold for the period.

The Company’s estimate of prepayment, default and severity curves all involve judgment and assumptions that are deemed to be significant to the fair value measurement process. This subjective estimation process renders the majority of the Non-Agency RMBS fair value estimates as Level 3 in the fair value hierarchy. Certain Non-Agency IO investments are classified as level 2 in the fair value hierarchy as they were based on recent transfers. As the fair values of Agency MBS are more observable, these investments are classified as level 2 in the fair value hierarchy.

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

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by two independent third-party pricing services for the loan portfolio. Each quarter the Company develops thresholds which are determined utilizing the securitization market.

If the internally developed fair values of the loan pools differ from the independent prices provided by greater than a predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains certain inputs used by the third-party pricing services and evaluates them for reasonableness. The Company updates its own model if the Company determines the third-party pricing inputs more accurately reflect the current market environment or observed information from the third-party vendors. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.

At March 31, 2020, the internally developed fair value of five loan pool of $532 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $56 million higher than the third-party price provided of $476 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. At December 31, 2019, the internally developed fair value of one loan pool of $147 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed price was $20 million higher than the third-party price provided of $127 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

At March 31, 2020, the internally developed fair value of eight securitized debt collateralized by loans held for investment securities of $148 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $45 million higher than the third-party price provided of $103 million. After review and discussion, the Company affirmed and valued those securities at the higher internally developed price. At December 31, 2019, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried with fair value option as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020		December 31, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-agency RMBS
Subordinated	610,205	359,343	580,761	422,826
Interest-only	6,931,077	225,998	7,458,653	288,899
Agency RMBS
Pass-through	—	—	6,080,549	6,362,628
Interest-only	1,484,016	105,644	1,539,941	127,667
Agency CMBS
Project loans	1,779,044	1,991,823	1,753,755	1,889,923
Interest-only	1,764,487	46,189	1,817,246	49,025
Loans held for investment, at fair value	13,594,580	13,306,818	13,924,291	14,292,815
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,521,651	7,864,196	8,184,369	8,179,608

The table below shows the impact of change in fair value on each of the financial instruments carried with fair value option in statement of operations as of March 31, 2020 and March 31, 2019, respectively:

	Quarter ended	Quarter ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	—	227
Subordinated	(80,803)	1,319
Interest-only	(48,823)	24,136
Agency RMBS
Pass-through	(151,056)	52,011
Interest-only	(17,665)	2,327
Agency CMBS
Project loans	75,662	41,162
Interest-only	1,143	1,914
Loans held for investment, at fair value	(681,515)	106,545
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	642,171	(28,829)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2020 and December 31, 2019 are presented below.

	March 31, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$135,118	$2,039,282	$—	$2,174,400
Agency RMBS, at fair value	—	105,644	—	—	105,644
Agency CMBS, at fair value	—	2,832,716	—	—	2,832,716
Loans held for investment, at fair value	—	—	13,306,818	—	13,306,818
Derivatives	—	—	—	—	—

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	7,864,196	—	7,864,196
Derivatives	—	—	—	—	—

	December 31, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,614,408	$—	$2,614,408
Agency RMBS, at fair value	—	6,490,293	—	—	6,490,293
Agency CMBS, at fair value	—	2,850,717	—	—	2,850,717
Loans held for investment, at fair value	—	—	14,292,815	—	14,292,815
Derivatives	3,611	1,092	—	(1,092)	3,611

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,179,608	—	8,179,608
Derivatives	—	205,703	—	(205,703)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2020 and December 31, 2019.

Fair Value Reconciliation, Level 3
	For the Quarter Ended
	March 31, 2020
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,614,408	$14,292,815	$8,179,608
Transfers in to Level 3	—	—	—
Transfers out of Level 3	(135,118)	—	—
Purchases of assets/ issuance of debt	19,512	183,566	731,008
Principal payments	(67,518)	(461,594)	(386,362)
Sales and Settlements	(33,797)	(171)	—
Net accretion (amortization)	10,499	(26,284)	(17,893)
Gains (losses) included in net income
Provision for credit losses	(6,314)	—	—
Realized gains (losses) on sales and settlements	1,256	—	—
Net unrealized gains (losses) included in income	(129,627)	(681,514)	(642,165)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(234,019)	—	—
Ending balance Level 3	$2,039,282	$13,306,818	$7,864,196

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

There were transfers out of Level 3 of $135 million, during the quarter ended March 31, 2020 as prices were based on unadjusted quoted prices on theses assets. However, due to the dislocation in the current markets as of March 31, 2020, these assets are classified as Level 2 in the fair value hierarchy. There were no transfers in to Level 3 during the quarter ended March 31, 2020. There were no transfers in or out from Level 3 during the year ended December 31, 2019, respectively.

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

Constant Default Rate

Constant default rate represents an annualized rate of default on a group of mortgages. The constant default rate, or CDR, represents the percentage of outstanding principal balances in the pool that are in default, which typically equates to the home being past 60-day and 90-day notices and in the foreclosure process. When default rates increase, expected cash flows on the underlying collateral decreases. When default rates decrease, expected cash flows on the underlying collateral increases.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2020 and December 31, 2019 follows. The weighted average discount rates were based on fair value. Previously issued financial statement filings were based on amortized cost. We believe fair value provides an improved presentation of weighted average discount rates.

	March 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	4% -9%	5.7%	2%-25%	6.5%	0%-10%	1.8%	27%-80%	46.4%
Subordinated	0% -13%	7.2%	3%-35%	8.4%	0%-6%	1.3%	10%-60%	38.1%
Interest-only	10% -100%	12.9%	4%-30%	22.7%	0%-2%	0.6%	0%-83%	37.0%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	3.8%	6% -20%	9.4%	0% -9%	1.8%	26% -82%	42.0%
Subordinated	0% -13%	5.3%	6% -35%	9.6%	0% -6%	1.3%	27% -55%	36.7%
Interest-only	0% -100%	11.4%	6% -43%	18.5%	0% -6%	1.0%	26% -83%	35.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of March 31, 2020 and December 31, 2019 follows:

	March 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -35%	5.2%	5%-25%	8.8%	0%-3%	1.5%	30%-75%	61.1%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.3%	6% - 20%	9.1%	0% - 3%	1.4%	30% - 75%	59.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of March 31, 2020 and December 31, 2019 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned subprime mortgages at fair value as of March 31, 2020 and December 31, 2019 follows:

	March 31, 2020	December 31, 2019
Factor:
Coupon
Base Rate	5.5%	4.3%
Actual	6.4%	6.6%

FICO
Base Rate	637	636
Actual	628	624

Loan-to-value (LTV)
Base Rate	89%	86%
Actual	87%	88%

Loan Characteristics:
Occupancy
Owner Occupied	89%	89%
Investor	2%	2%
Secondary	9%	9%
Property Type
Single family	85%	85%
Manufactured housing	3%	4%
Multi-family/mixed use/other	12%	11%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2020 and December 31, 2019.

	March 31, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	7,146,996	7,162,204
Securitized debt, collateralized by Non-Agency RMBS	3	128,683	101,553

	December 31, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Repurchase agreements	2	13,427,545	13,450,193
Securitized debt, collateralized by Non-Agency RMBS	3	133,557	117,552

6. Repurchase Agreements

The interest rates of the Company’s repurchase agreements are generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The repurchase agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of collateral pledged as of March 31, 2020 and December 31, 2019 were:

	March 31, 2020	December 31, 2019
Repurchase agreements outstanding secured by:
Agency RMBS (in thousands)	$75,866	$6,247,275
Agency CMBS (in thousands)	2,206,233	2,013,515
Non-agency RMBS and Loans held for investment (in thousands)	4,864,897	5,166,755
Total:	$7,146,996	$13,427,545

MBS pledged as collateral at fair value on Repurchase agreements:
Agency RMBS (in thousands)	$89,561	$6,602,039
Agency CMBS (in thousands)	2,347,087	2,102,520
Non-agency RMBS and Loans held for investment (in thousands)	5,904,751	6,694,685
Total:	$8,341,399	$15,399,244

Average balance of Repurchase agreements secured by:
Agency RMBS (in thousands)	$4,406,107	$8,062,881
Agency CMBS (in thousands)	2,112,244	1,993,372
Non-agency RMBS and Loans held for investment (in thousands)	5,236,442	4,436,133
Total:	$11,754,793	$14,492,386

Average borrowing rate of Repurchase agreements secured by:
Agency RMBS (in thousands)	0.94%	2.10%
Agency CMBS (in thousands)	1.06%	2.10%
Non-agency RMBS and Loans held for investment (in thousands)	3.59%	3.19%

Average remaining maturity of Repurchase agreements secured by:
Agency RMBS (in thousands)	4 Days	14 Days
Agency CMBS (in thousands)	14 Days	13 Days
Non-agency RMBS and Loans held for investment (in thousands)	230 Days	255 Days

Average original maturity of Repurchase agreements secured by:
Agency RMBS (in thousands)	16 Days	38 Days
Agency CMBS (in thousands)	30 Days	34 Days
Non-agency RMBS and Loans held for investment (in thousands)	250 Days	279 Days

At March 31, 2020 and December 31, 2019, we pledged $419 million and $20 million, respectively, of margin cash collateral to our repurchase agreement counterparties. At March 31, 2020 and December 31, 2019, the repurchase agreements collateralized by MBS and Loans held for investment had the following remaining maturities.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Overnight	$40,836	$—
1 to 29 days	3,634,255	9,709,387
30 to 59 days	502,333	800,648
60 to 89 days	633,939	608,520
90 to 119 days	113,370	—
Greater than or equal to 120 days	2,222,263	2,308,990
Total	$7,146,996	$13,427,545

At March 31, 2020 and December 31, 2019, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2020 and December 31, 2019, the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $147 million and $152 million, respectively. At March 31, 2020 and December 31, 2019, the debt carried a weighted average coupon of 6.5%. As of March 31, 2020, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2020 and 2019.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$15,131	$18,826
One to Three Years	16,149	18,332
Three to Five Years	5,056	4,453
Greater Than Five Years	461	665
Total	$36,797	$42,276

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2020 and December 31, 2019, the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.5 billion and $8.2 million, respectively. At March 31, 2020 and December 31, 2019, the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 4.0% and 3.3%, respectively. As of March 31, 2020, the maturities of the debt range between the years 2023 and 2067.

The Company did not acquire any securitized debt collateralized by loans during the quarters ended March 31, 2020 and 2019.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at March 31, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$1,647,041	$1,582,646
One to Three Years	2,663,326	2,563,699
Three to Five Years	1,815,521	1,791,756
Greater Than Five Years	2,290,166	2,129,460
Total	$8,416,054	$8,067,561

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at March 31, 2020.

March 31, 2020
(dollars in thousands)
Year	Principal
2020	3,352,884
2021	2,698,398
2022	1,009,753
2023	415,633
Total	$7,476,668

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of March 31, 2020, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.3 billion and liabilities with a carrying value of $7.8 billion. As of December 31, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.5 billion and liabilities with a carrying value of $8.1 billion.

During the quarter ended March 31, 2020, the Company securitized and consolidated approximately $883 million unpaid principal balance of seasoned residential subprime mortgage loans. During the quarter ended December 31, 2019, the Company securitized and consolidated approximately $1.5 billion unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value	$521,683	$598,080
Loans held for investment, at fair value	11,722,057	11,853,659
Accrued interest receivable	63,154	63,218
Other assets	27,301	29,787
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$128,683	$133,557
Securitized debt at fair value, collateralized by loans held for investment	7,617,507	7,899,259
Accrued interest payable	28,561	28,775
Other liabilities	2,854	2,644

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$174,681	$207,112
Interest expense, Non-recourse liabilities of VIEs	64,629	91,027
Net interest income	$110,052	$116,085

Provision for credit losses	$(141)	$—
Net other-than-temporary credit impairment losses	$—	$(4,255)

Servicing fees	$8,238	$8,739

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2020, ranged from less than $1 million to $160 million, with an aggregate amount of $1.7 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2019, ranged from less than $1 million to $191 million, with an aggregate amount of $2.0 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.5 billion, and $1.6 billion at March 31, 2020 and December 31, 2019, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2020 and December 31, 2019. The Company did not have any derivative instruments as of March 31, 2020.

March 31, 2020
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$—	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$—		$—		$—

		December 31, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,111,300	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	619,700	Derivatives, at fair value, net	3,611	Derivatives, at fair value, net	—
Total	$4,731,000		$3,611		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2020	March 31, 2019
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$204,611	$(94,075)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(470,352)	(102,584)
Treasury Futures	Net unrealized gains (losses) on derivatives	(3,611)	5,325
Treasury Futures	Net realized gains (losses) on derivatives	(34,700)	(12,579)
Swaptions	Net unrealized gains (losses) on derivatives	—	(565)
Swaptions	Net realized gains (losses) on derivatives	—	(160)
Total		$(304,052)	$(204,638)

(1) Includes loss on termination of interest rate swaps of $464 million and $108 million during the quarters ended March 31, 2020 and 2019, respectively.

The company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the quarter ended March 31, 2020. The terminated swaps had original maturities from 2023 to 2048. During the quarter ended March 31, 2019, the company paid $108 million to terminate interest rate swaps with a notional of $1.5 billion. The terminated swaps had original maturities of 2028.

The Company did not have any interest rate swaps as of March 31, 2020. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2019 was 2.62% and the weighted average receive rate was 1.94%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2019 was 6 years.

When the Company enters into derivative contracts, they are typically subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the New York Stock Exchange, or NYSE. Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. Certain of the Company’s interest rate swaps are cleared through a registered commodities exchange. Each of the Company’s International Swaps and Derivative Association, or ISDA, and clearing exchange agreements contains provisions under which the Company is required to fully collateralize its obligations under the interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within the agreements. The Company is also required to post initial collateral upon execution of certain of its swap transactions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value. The Company uses clearing exchange market prices to determine the fair value of its interest rate swaps.

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share during the quarters ended March 31, 2020 and 2019, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share during the quarters ended March 31, 2020 and 2019, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share during the quarters ended March 31, 2020 and 2019.

The Company declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share during the quarter ended March 31, 2020. The Company did not declare dividends to series D preferred stockholders during the quarter ended March 31, 2019 due to long first pay period.

Common Stock

In March 2020, our Board of Directors reauthorized $150 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, the Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the quarter ended March 31, 2020. The Company did not repurchase any of its common stock during the quarter ended March 31, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of March 31, 2020.

The Company declared dividends to common shareholders of $93 million and $94 million, or $0.50, per share during the quarters ended March 31, 2020 and March 31, 2019, respectively.

Earnings per share for the quarters ended March 31, 2020 and 2019 respectively, are computed as follows:

	For the Quarters Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Numerator:
Net income available to common shareholders	$(389,193)	$100,755
Effect of dilutive securities:	—	—
Dilutive net income available to common shareholders	$(389,193)	$100,755

Denominator:
Weighted average basic shares	187,018,602	187,112,454
Effect of dilutive securities	—	1,087,257
Weighted average dilutive shares	187,018,602	188,199,711

Net income per average share attributable to common stockholders - Basic	$(2.08)	$0.54
Net income per average share attributable to common stockholders - Diluted	$(2.08)	$0.54

For the quarter ended March 31, 2020 potentially dilutive securities of 1.3 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended March 31, 2020 comprised of restricted stock units and performance stock units discussed in Note 12.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2020 and 2019:

	March 31, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(199,204)	(199,204)
Amounts reclassified from AOCI	(6,641)	(6,641)
Net current period OCI	(205,845)	(205,845)
Balance as of March 31, 2020	$502,491	$502,491

	March 31, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	26,385	26,385
Amounts reclassified from AOCI	19,771	19,771
Net current period OCI	46,156	46,156
Balance as of March 31, 2019	$672,988	$672,988

The following table presents the details of the reclassifications from AOCI for the quarters ended March 31, 2020 and 2019:

	March 31, 2020	March 31, 2019
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$6,641	$(14,918)	Net realized gains (losses) on sales of investments
	—	(4,853)	Net other-than-temporary credit impairment losses
	$6,641	$(19,771)	Income before income taxes
	—	—	Income taxes
	$6,641	$(19,771)	Net of tax

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 4 million shares available for future grants under the Incentive Plan as of March 31, 2020.

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

Grants of Restricted Stock Units or, RSUs
During the first quarters of 2020 and 2019, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 135 thousand RSU awards during the quarter ended March 31, 2020, with a grant date fair value of $3 million for the 2020 performance year. The Company granted 399 thousand RSU awards during the year ended March 31, 2019 with a grant date fair value $7 million for the 2018 and 2019 performance years.
Grants of Performance Share Units or, PSUs

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the quarter ended March 31, 2020, and March 31, 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the quarter ended March 31, 2020, the Company granted 202 thousand PSU awards to senior management with a grant date fair value of $4 million. During the quarter ended March 31, 2019, the Company granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The Company recognized stock based compensation expenses of $4 million and $5 million, respectively for the quarters ended March 31, 2020 and 2019.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended March 31, 2020, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended March 31, 2020 and 2019, were $148 thousand and $142 thousand, respectively.

13. Income Taxes

For the quarter ended March 31, 2020 and the year ended December 31, 2019, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. There were no significant income tax expenses for the quarters ended March 31, 2020 and year ended December 31, 2019.

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

Our repurchase agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(7,146,996)	$—	$(7,146,996)	$8,341,399	$419,160	$1,613,563
Total	$(7,146,996)	$—	$(7,146,996)	$8,341,399	$419,160	$1,613,563
(1) Included in other assets

	December 31, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Repurchase Agreements	$(13,427,545)	$—	$(13,427,545)	$15,399,244	$20,211	$1,991,910
Interest Rate Swaps - Gross Assets	1,092	(1,092)	—	—	119,469	119,469
Interest Rate Swaps - Gross Liabilities	(205,703)	205,703	—	—	—	—
Treasury Futures - Gross Assets	3,611	—	3,611	—	1,514	5,125
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Total	$(13,628,545)	$204,611	$(13,423,934)	$15,399,244	$141,194	$2,116,504
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

The Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by the Company as the sole investor in the fund. As of March 31, 2020, the Company has funded $101 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

16. Subsequent Events

Coronavirus Pandemic

The recent outbreak of a novel and highly contagious form of coronavirus (“COVID-19”), which the World Health Organization has declared to constitute a pandemic, has resulted in numerous deaths, adversely impacted global commercial activity and contributed to significant volatility in certain equity and debt markets. The impact of the outbreak is rapidly evolving, and many countries have reacted by instituting quarantines, prohibitions on travel and the closure of offices, businesses, schools, retail stores and other public venues. Businesses are also implementing similar precautionary measures. Such measures, as well as the general uncertainty surrounding the dangers and impact of COVID-19, are creating significant disruption in supply chains and economic activity and are having a particularly adverse impact on transportation, hospitality, tourism, entertainment and other industries. The impact of COVID-19 has led to significant volatility and declines in the global public equity/credit markets and it is uncertain how long this volatility will continue. As COVID-19 continues to spread, the potential impacts, including a global, regional or other economic recession, are increasingly uncertain and difficult to assess. Any public health emergency, including any outbreak of COVID-19 or other existing or new epidemic diseases, or the threat thereof, and the resulting financial and economic market uncertainty could have a significant adverse impact on the Company, including the fair value of its investments.

Convertible Senior Notes

In April 2020, the Company completed its registered underwritten public offering of $374 million (including exercise of the underwriters' overallotment option) aggregate principal amount of 7.00% convertible senior notes due 2023 (the “Notes” or “Note Offering”). These Notes require semi-annual interest payments at a fixed coupon rate of 7% until maturity or conversion, which will be no later than April 1, 2023. After deducting the underwriting discount and offering costs, the Company received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. Prior to the issuance date of this report approximately $51 million of senior notes were converted into approximately 8 million common stock of the Company.

In April 2020, concurrently with the pricing of the Notes, the Company entered into call option transactions with respect to the Common Stock (the “Capped Call Transactions”) with affiliates of Credit Suisse Securities (USA) LLC (the “Counterparty”). The Capped Call Transactions have an initial strike price of approximately $6.50 per share and cover approximately $250 million of the offering. The Capped Call Transactions will expire upon the maturity of the Notes, if not earlier exercised or terminated. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to approximately $8.45 (which represents a premium of approximately 30% over the last reported sale price of the common stock on April 7, 2020). The Capped Call Transactions are separate transactions, entered into by the Company with the Counterparty, and are not part of the terms of the Notes. The Company used approximately $33.75 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•	our business and investment strategy;

•	our ability to accurately forecast the payment of future dividends on our common and preferred stock, and the amount of such dividends;

•	our ability to determine accurately the fair market value of our assets;

•
availability of investment opportunities in real estate-related and other securities, including our valuation of potential opportunities that may arise as a result of current and future market dislocations;

•
effect of the novel coronavirus (or COVID-19) pandemic on real estate market, financial markets and our Company, including the impact on the value, availability, financing and liquidity of mortgage assets;

•	how COVID-19 may affect us, our operations and our personnel;

•	our expected investments;

•	changes in the value of our investments, including negative changes resulting in margin calls related to the financing of our assets;

•	changes in interest rates and mortgage prepayment rates;

•	prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;

•	rates of default, delinquencies or decreased recovery rates on our investments;

•	general volatility of the securities markets in which we invest;

•	our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;

•	our ability to effect our strategy to securitize residential mortgage loans;

•	interest rate mismatches between our investments and our borrowings used to finance such purchases;

•	effects of interest rate caps on our adjustable-rate investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the impact of and changes to various government programs, including in response to COVID-19;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

•	market trends in our industry, interest rates, the debt securities markets or the general economy;

•	estimates relating to our ability to make distributions to our stockholders in the future;

•	our understanding of our competition;

•	availability of qualified personnel;

•	our ability to maintain our classification as a real estate investment trust, or, REIT, for U.S. federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;

•	our expectations regarding materiality or significance; and

•	the effectiveness of our disclosure controls and procedures.

Special Note Regarding COVID-19 pandemic

Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarter Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in both our Form 10-K for fiscal year ended December 31, 2019 and in this Quarterly Report on Form 10-Q. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans and Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At March 31, 2020, based on the amortized cost balance of our interest earning assets, approximately 75% of our investment portfolio was residential mortgage loans, 14% of our investment portfolio was Agency CMBS, 10% of our investment portfolio was Non-Agency RMBS and, 1% of our investment portfolio was Agency IOs. At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS. The significant change in the composition of our portfolio at March 31, 2020 as compared to December 31, 2019 was driven by the sale of our Agency RMBS portfolio during the first quarter of 2020, as discussed below, as we sought to raise liquidity during the severe market conditions created by the novel coronavirus (COVID-19) pandemic.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of March 31, 2020, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Market Conditions and our Strategy
Conditions Related to COVID-19 Pandemic

Beginning in the middle of the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets have experienced significant volatility as a result of the spread of COVID-19. We expect this volatility may continue in the near term due to the heightened uncertainty relating to COVID-19's duration and potential impact. During the first quarter, the significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands.

In response to the current market conditions, the Federal Reserve has taken a number of proactive measures, including cutting its target benchmark interest rate to 0%-0.25%, instituting a quantitative easing program, including the purchase of an unconstrained amount of Agency RMBS, and putting in place a commercial paper funding facility and term and overnight repurchase agreement financing facilities, all to bolster liquidity. These measures are intended to promote price stability and the smooth functioning of the mortgage backed securities market. In addition, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, is an emergency economic stimulus package in response to the COVID-19 outbreak. We continue to evaluate the potential impact of the CARES Act, and other governmental actions and initiatives on our consolidated financial position, results of operations, and cash flows.

Despite the measures discussed above, market conditions continue to be challenging. Consistent with market conditions experienced in the mortgage REIT industry during the first quarter of 2020, we observed an increase in “haircuts,” which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, along with a mark-down of our mortgage assets held as collateral by our financing counterparties. As a result, we are required to provide additional cash or securities to satisfy higher than historical levels of margin calls (although these conditions have moderately stabilized to date in the second quarter of 2020). We believe that these mark-downs are primarily a result of the severe market dislocations discussed above related to COVID-19. However, we continue to monitor our assets closely, as the credit risk profile of our assets may be more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic. See “Part II. Other Information - Item 1A Risk Factors” below. In particular, our residential mortgage loans and Non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have the technology in place for all employees to work remotely with limited change in normal working patterns, which we put in place in during the first quarter as conditions related to COVID-19 worsened, particularly in New York City where we are based. We have exercised our business continuity plans effectively to date, with limited operational impact.

Portfolio and Financing

Consistent with current market conditions and our intention to enhance our liquidity and strengthen our cash position, we de-levered during the first quarter of 2020 and took steps to manage our portfolio through the unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Consistent with our business strategy of using our Agency MBS portfolio as a source of liquidity, we sold our Agency RMBS portfolio during the first quarter. The proceeds from the sale were used to pay off related financing indebtedness and to strengthen our balance sheet. Following this sale, approximately 75% of our investment portfolio was residential mortgage loans of which 88%, or $11.7 billion, are in securitization trusts which are consolidated on our balance sheet under GAAP.  Those securitizations trusts have issued $7.6 billion in securitized debt to third parties and we have retained the first loss subordinate debt in those securitizations trusts. See note 8 for further detail.

We have sought to raise cash and strengthen financing sources, both to strengthen our balance sheet and take advantage of opportunities when market conditions stabilize. In addition to sale of our Agency RMBS portfolio, we also sponsored two residential mortgage loan securitizations during March: a $391 million non-rated securitization of re-performing residential mortgage loans, which closed on March 10, 2020, and a $492 million rated securitization of re-performing residential mortgage loans, which closed on March 24, 2020. In addition, following the end of the first quarter, we closed a public convertible notes offering, raising net proceeds of approximately $362 million. We also took action to limit our exposure to repurchase agreement financing and, as of March 31, 2020, our outstanding repurchase agreement financing was approximately $7.1 billion, compared to $13.4 billion at December 31, 2019, representing a reduction of approximately 47%.

We continue in the near term to explore additional financing arrangements in addition to this offering to further strengthen our balance sheet and position ourselves for opportunistic investments, including, without limitation, additional issuances of our equity and debt securities and secured financing facilities; however, no assurance can be given as to whether, when or what may be the terms of any such financing.

Significant uncertainly and risks continue with respect to financing in the mortgage REIT industry, including with respect to ability to obtain financing on attractive terms or at all (particularly if lenders are required to maintain higher regulatory capital requirements), increased “haircuts” with respect to collateral that we use to finance our operations (as lenders assess the value of assets) and increased amounts (either in frequency or size) of margin calls. These risk and uncertainties are more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic. See “Part II. Other Information - Item 1A Risk Factors” below.

Our book value per common share was $12.45 as of March 31, 2020, down from $16.15 as of December 31, 2019. The decline in book value was a result of the market conditions discussed above.

Common Stock Buyback

On March 13, 2020, we announced a reauthorization of $150 million common stock buyback program. As of March 31, 2020, we had repurchased approximately $22 million of common stock under the program.

2020 Common Stock Dividends

On February 11, 2020, we announced our first quarter 2020 common stock cash dividend of $0.50 per common share. This dividend was paid on April 30, 2020 to common stockholders of record as of March 31, 2020.

Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of opportunities when market conditions stabilize, and in light of our expectations with respect to our anticipated future performance, including as a result of our current asset mix and leverage profile, we currently anticipate that beginning in the second quarter of 2020, our board of directors will adjust our quarterly cash dividend on our shares of common stock from prior quarters.

We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Our board of directors will continue to evaluate the payment of dividends as market conditions evolve, and no definitive determination has been made at this time. While the terms and timing of the approval and declaration of cash dividends, if any, on shares of our capital stock is at the sole discretion of our board of directors and we cannot predict how market conditions may evolve, we intend to distribute to our stockholders an amount equal to at least 90% of our REIT taxable income determined before applying the deduction for dividends paid and by excluding net capital gains consistent with our intention to maintain our qualification as a REIT under the Code.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2020 and 2019.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended
	March 31, 2020	March 31, 2019
Net interest income:
Interest income (1)	$300,266	$350,389
Interest expense (2)	142,083	202,950
Net interest income	158,183	147,439

Provision for credit losses	(6,314)	—

Net other-than-temporary credit impairment losses	—	(4,853)
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	201,000	(89,315)
Realized gains (losses) on terminations of interest rate swaps	(41,086)	(108,046)
Net realized gains (losses) on derivatives	(463,966)	(7,277)
Net gains (losses) on derivatives	(304,052)	(204,638)
Net unrealized gains (losses) on financial instruments at fair value	(260,887)	200,812
Net realized gains (losses) on sales of investments	75,854	8,603
Total other gains (losses)	(489,085)	4,777

Other expenses:
Compensation and benefits	12,934	14,370
General and administrative expenses	5,678	5,821
Servicing fees	9,989	8,963
Transaction expenses	4,906	62
Total other expenses	33,507	29,216
Income (loss) before income taxes	(370,723)	118,147
Income taxes	32	—
Net income (loss)	$(370,755)	$118,147

Dividends on preferred stock	18,438	17,392

Net income (loss) available to common shareholders	$(389,193)	$100,755

Net income (loss) per share available to common shareholders:
Basic	$(2.08)	$0.54
Diluted	$(2.08)	$0.54

Weighted average number of common shares outstanding:
Basic	187,018,602	187,112,454
Diluted	187,018,602	188,199,711

Dividends declared per share of common stock	$0.50	$0.50

(1) Includes interest income of consolidated VIEs of $174,681 and $207,112 for the quarters ended March 31, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $64,629 and $91,027 for the quarters ended March 31, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters Ended March 31, 2020 and 2019.

Beginning in March 2020, the global COVID-19 pandemic began to impact the U.S. and global economies including the mortgage REIT industry and impacted our business and our results of operations. Because of the size and breadth of the COVID-19 pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. As discussed above, the significant dislocation in the financial markets due to the COVID-19 pandemic has caused a sharp decrease in interest rates, credit spread widening and an unprecedented illiquidity in repurchase agreement financing and MBS markets which in turn has negatively affected asset pricing on our portfolio.

While we have taken steps to respond to current market conditions, enhance our liquidity and strengthen our cash position by, among other things, selling our Agency RMBS portfolio and using the proceeds to pay off related financing indebtedness and hedging, the COVID-19 pandemic and related disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our business. We have also adopted current expected credit losses (or CECL) accounting guidance beginning January 1, 2020. The factors described above and throughout this Quarterly Report on Form 10-Q (particularly as related to COVID-19) have driven the majority of our results of operations for the quarter ended March 31, 2020, and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.
For the quarter ended March 31, 2020, our net loss available to common shareholders was $389 million, or $2.08 per average basic common share, compared to a net income of $101 million, or $0.54 per average basic common share for the same period of 2019. The net loss for the quarter ended March 31, 2020 was primarily due to portfolio repositioning efforts and downward asset pricing of our portfolio because of the COVID-19 pandemic. We had net losses on derivatives of $304 million and unrealized losses on financial instruments at fair value of $261 million which was partially offset by the gains on sales of investments of $76 million during the quarter ended March 31, 2020.

Interest Income

The changes in our interest income for the quarter ended March 31, 2020, as compared to the same period of 2019, are primarily driven by selling of our Agency RMBS portfolio and adoption of CECL guidance.

Interest income decreased by $50 million, or 14%, to $300 million for the quarter ended March 31, 2020, as compared to $350 million for the same period of 2019. The decrease is primarily due to the sale of the Agency RMBS portfolio to respond to current market conditions. The sale of the Agency RMBS portfolio reduced our interest income earned on Agency RMBS by $42 million as compared to the same period of 2019. Additionally, the adoption of CECL guidance resulted in a reduction of yields on certain Non-Agency RMBS investments causing a decrease in interest income earned of approximately $11 million as compared to the same period of 2019 in the Non-Agency RMBS portfolio.

Interest Expense

Interest expense decreased by $61 million, or 30%, to $142 million for the quarter ended March 31, 2020, compared to $203 million for the same period of 2019. The changes in our interest expense for the quarter ended March 31, 2020, as compared to the same period of 2019, were primarily driven by Federal Funds rate cuts, a reduction on repurchase agreements collateralized by Agency MBS liability and lower borrowing rates on our Securitized Debt collateralized by Loans held for investments. During the quarter ended March 31, 2019 interest expense was lower on our repurchase agreements collateralized by Agency MBS by $27 million and securitized debt collateralized by loans held for investment by $25 million as compared to the same period of 2019. The sale of our Agency RMBS portfolio also contributed to the decrease in interest expense for the period.

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

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2020	$300,266	$142,083	$6,385	$148,468	$158,183	$(6,385)	$(1,266)	$150,532
For the Quarter Ended December 31, 2019	$340,662	$169,203	$5,409	$174,612	$171,459	$(5,409)	$(1,664)	$164,386
For the Quarter Ended September 30, 2019	$330,144	$188,551	$963	$189,514	$141,593	$(963)	$(2,465)	$138,165
For the Quarter Ended June 30, 2019	$339,914	$198,110	$(3,923)	$194,187	$141,804	$3,923	$(2,237)	$143,490
For the Quarter Ended March 31, 2019	$350,389	$202,950	$(5,462)	$197,488	$147,439	$5,462	$(1,571)	$151,330
(1) Primarily interest expense/(income) on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2020			March 31, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$4,652,843	$42,663	3.7%	$9,479,513	$84,645	3.6%
Agency CMBS	2,204,435	20,698	3.8%	1,968,730	18,950	3.9%
Non-Agency RMBS	1,883,781	61,014	13.0%	1,807,104	71,527	15.8%
Loans held for investment	13,716,833	174,625	5.1%	12,102,993	173,696	5.7%
Total	$22,457,892	$299,000	5.3%	$25,358,340	$348,818	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Repurchase agreements collateralized by:
Agency RMBS	$4,406,106	$27,114	2.5%	$9,007,036	$54,035	2.4%
Agency CMBS	2,112,244	12,361	2.3%	1,687,980	15,276	3.6%
Non-Agency RMBS	1,384,095	9,666	2.8%	1,191,948	12,190	4.1%
Loans held for investment	3,852,347	32,890	3.4%	2,706,425	24,960	3.7%
Securitized debt	8,079,597	66,437	3.3%	8,306,671	91,027	4.4%
Total	$19,834,389	$148,468	3.0%	$22,900,059	$197,488	3.4%

Economic net interest income/net interest rate spread		$150,532	2.3%		$151,330	2.1%

Net interest-earning assets/net interest margin	$2,623,503		2.7%	$2,458,281		2.4%

Ratio of interest-earning assets to interest bearing liabilities	1.13			1.11

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) remained unchanged at $151 million for the quarters ended March 31, 2020 and 2019, respectively. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 20 basis points for the quarter ended March 31, 2020, as compared to the same period of 2019. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 30 basis points for the quarter ended March 31, 2020, as compared to the same period of 2019. Our Average net interest-earning assets increased by $165 million to $2.6 billion for the quarter ended March 31, 2020, compared to $2.5 billion for the same period of 2019. The increase in our net interest rate spread and net interest margin is primarily due to the decline interest rates on our financing arrangements. Following the sale of our Agency RMBS portfolio in the first quarter of 2020, we expect that our total Economic net interest income will decline over the near term as our interest earnings asset balances will be lower.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2020	$19,834,389	$148,468	2.99%	1.40%	1.53%	(0.13)%
For The Quarter Ended December 31, 2019	$22,237,809	$174,612	3.14%	1.79%	1.93%	(0.14)%
For The Quarter Ended September 30, 2019	$22,415,775	$189,514	3.38%	2.18%	2.20%	(0.02)%
For The Quarter Ended June 30, 2019	$22,584,501	$194,187	3.44%	2.44%	2.51%	(0.07)%
For The Quarter Ended March 31, 2019	$22,900,059	$197,488	3.45%	2.50%	2.69%	(0.19)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $3 billion for the quarter ended March 31, 2020, as compared to the same period of 2019. Economic interest expense decreased by $49 million for the quarter ended March 31, 2020, as compared to the same period of 2019. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our Agency repurchase agreements as well as the decrease in average one-month and three-month LIBOR as well as the sale of our Agency RMBS portfolio during the period. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

On January 1, 2020 we adopted accounting standards update (or ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments, which replaced incurred credit loss model to a current expected credit loss (or CECL) model for financial instruments measured at amortized cost and required us to record reserves for available-for-sale (or AFS) debt securities for all expected (rather than incurred) credit losses of the asset rather than reduce the carrying amount, as we did under the old other than temporary impairment (or OTTI) model. This update also revised the accounting model for purchased credit-impaired debt securities. The changes in the loss reserves created in accordance with this update have been recorded in earnings. Expected credit losses were limited to the amount of the unrealized loss on the debt securities impacted by the update. We did not record expected credit losses where the debt security was in an unrealized gain position.

The update did not have any impact on financial instruments which were carried at fair value with changes in fair value recorded in earnings. The update required us to record a cumulative-effect adjustment related to the financial instruments under the scope of this update to the statement of financial position at the effective date. As all financial instruments impacted by the update were in an unrealized gain position as of the transition date, there was no impact on the financial statements on transition date and no cumulative-effect adjustment was required. For the quarter ended March 31, 2020 we recorded a provision for credit losses of $6.3 million. Refer to “Critical Accounting Policies and Estimates” section for further details.

Net Gains (losses) on derivatives

As discussed earlier we removed all of our derivative positions during the quarter ended March 31, 2020 in response to current financial conditions. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our repurchase agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters ended March 31, 2020 and 2019 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The increase in the net periodic interest cost of the interest rate swaps during the quarter ended March 31, 2020 are primarily due to lower floating receive rates driven by lower LIBOR rates, compared to fixed higher pay rates on our swap portfolio.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2020 and 2019, respectively.

	For the Quarters Ended
	March 31, 2020	March 31, 2019
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$(6,386)	$5,462
Realized gains (losses) on derivative instruments, net:
Swaps Terminations	(463,966)	(108,046)
Treasury Futures	(34,700)	(12,579)
Swaptions	—	(160)
Total realized gains (losses) on derivative instruments, net	(498,666)	(120,785)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	204,611	(94,075)
Treasury Futures	(3,611)	5,325
Swaptions	—	(565)
Total unrealized gains (losses) on derivative instruments, net:	201,000	(89,315)
Total gains (losses) on derivative instruments, net	$(304,052)	$(204,638)

The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales and settlements of our Treasury Futures and swaptions. All of our interest rate swaps pay a fixed rate of interest and receive a floating rate of interest. Therefore, as the floating rate leg of the swap declines, the fair value of the interest rate swaps also declines.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including any reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. During the quarter ended March 31, 2020, we recognized total net losses on derivatives of $304 million, compared to net losses on derivatives of $205 million during the same period of 2019. This was driven by unprecedented declines in interest rates on our interest rate swaps during the period.

We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the quarter ended March 31, 2020. The terminated swaps had original maturities of 2023 to 2048. During quarter end March 31, 2019 we terminated interest rate swap agreements with a notional of $1.5 billion. We closed our short Treasury futures positions during the quarter ended March 31, 2020. We closed our swaption position during the year ended December 31, 2019.

We had net realized losses of $35 million and $13 million on our short Treasury futures positions for the quarter ended March 31, 2020 and 2019, respectively. The realized losses on Treasury futures were driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The disruptions of the financial markets due to the COVID-19 pandemic has caused, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in repurchase agreement financing and MBS markets. These conditions have put significant downward pressure on our portfolio's market pricing. Our MBS assets in aggregate experienced mark to market losses of $903 million which were offset partially by reduction in mark to market of liabilities of $642 million during the quarter ended March 31, 2020. We recorded Net unrealized losses on financial instruments at fair value for the quarter ended March 31, 2020 of $261 million, as compared to the Net unrealized gains on financial instruments at fair value for the quarter ended 2019 of $201 million.

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

In response to the current disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio during the quarter ended March 31, 2020. We had net realized gains on sales of investments of $76 million during the quarter ended March 31, 2020, which was primarily driven by the Agency RMBS sales as compared to net realized gains of $9 million for the same period of 2019.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. We did not acquire any securitized debt collateralized by Non-Agency RMBS or loans during the quarters ended March 31, 2020 and 2019.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2020	$23,518	0.41%	2.61%
For The Quarter Ended December 31, 2019	$24,831	0.36%	2.50%
For The Quarter Ended September 30, 2019	$22,134	0.32%	2.22%
For The Quarter Ended June 30, 2019	$19,144	0.27%	1.93%
For The Quarter Ended March 31, 2019	$20,253	0.28%	2.12%

Compensation and benefit costs were $13 million and $14 million for the quarters ended March 31, 2020 and 2019, respectively, and remained relatively unchanged. G&A expenses were $6 million for the quarters ended March 31, 2020 and 2019, respectively, and remained flat. The G&A expenses are primarily comprised of market data and research, auditing, consulting, information technology, legal and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $5 million and $62 thousand for the quarters ended March 31, 2020 and 2019. The increase is driven by increased securitization activity during the quarter ended March 31, 2020 as compared to the same period of 2019.

Servicing Fees

Servicing fees expenses were $10 million and $9 million for the quarters ended March 31, 2020 and 2019, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, provision for credit losses, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and expenses incurred in relation to securitizations. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense.

As defined, core earnings include interest income and expense, as well as periodic cash settlements on interest rate swaps used to hedge interest rate risk and other expenses. Core earnings is inclusive of preferred dividend charges, compensation and benefits (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing fees, as well as income tax expenses incurred during the period. Management believes that the presentation of core earnings provides investors with a useful measure but has important limitations. We believe core earnings as described above helps us evaluate our financial performance period over period without the impact of certain transactions but is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to the core earnings reported by other REITs.

The following table provides GAAP measures of net income and net income per basic share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average basic common share amounts. Certain prior period amounts have been reclassified to conform to the current period's presentation.

	For the Quarters Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$(389,193)	$111,881	$87,888	$40,322	$100,755
Adjustments:
Provision for credit losses	6,314	—	—	—	—
Net other-than-temporary credit impairment losses	—	—	—	—	4,853
Net unrealized (gains) losses on derivatives	(201,000)	(83,656)	(31,620)	132,171	89,315
Net unrealized (gains) losses on financial instruments at fair value	260,887	112,751	(130,825)	(190,748)	(200,812)
Net realized (gains) losses on sales of investments	(75,854)	(17,687)	(1,596)	7,526	(8,603)
(Gains) losses on extinguishment of debt	—	(9,926)	—	608	—
Realized (gains) losses on terminations of interest rate swaps	463,966	8,353	148,114	95,211	108,046
Net realized (gains) losses on Futures (1)	34,700	(8,229)	19,138	13,544	12,579
Transaction expenses	4,906	6,639	3,415	812	62
Stock Compensation expense for retirement eligible awards	1,189	(45)	(145)	(144)	1,533
Core Earnings	$105,915	$120,081	$94,369	$99,302	$107,728

GAAP net income per basic common share	$(2.08)	$0.60	$0.47	$0.22	$0.54
Core earnings per basic common share (2)	$0.57	$0.64	$0.50	$0.53	$0.58

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

Our core earnings for the quarter ended March 31, 2020 were $106 million, or $0.57 per average basic common share and remained relatively unchanged, as compared to $108 million, or $0.58 per average basic common share, for the quarter ended March 31, 2019.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2020	(41.21)%	16.73%	15.88%
For the Quarter Ended December 31, 2019	13.12%	16.55%	15.78%
For the Quarter Ended September 30, 2019	10.68%	13.88%	12.37%
For the Quarter Ended June 30, 2019	5.93%	14.49%	13.10%
For the Quarter Ended March 31, 2019	12.34%	15.81%	14.37%
* Includes effect of realized losses on interest rate swaps.

Return on average equity decreased substantially for the quarter ended March 31, 2020, as compared to the same period of 2019, driven by losses on our interest rate swaps and unrealized mark to market losses on our financial instruments due to COVID-19 related market disruptions. Economic net interest income as a percentage of average equity increased by 92 basis points for the quarter ended March 31, 2020 compared to the year ended March 31, 2019. This was primarily driven by decline in interest expenses due to lower LIBOR rates. Core earnings as a percentage of average common equity increased by 151 basis points for the quarter ended March 31, 2020 compared to the same period of 2019. This increase was primarily driven by our lower average equity balances (the denominator) as of March 31, 2020 compared to the same period of 2019.

Financial Condition

Portfolio Review

In a response to current disruptions in financial markets caused by COVID-19, we have taken steps to enhance our liquidity and strengthen our cash position. We have sold our Agency RMBS portfolio to bolster liquidity and de-lever our balance sheet. We used the proceeds from the sales to pay off related repurchase agreements and derivatives. During the quarter ended March 31, 2020, on an aggregate basis, we purchased $756 million of investments, sold $6.3 billion of investments and received $1.1 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
Interest earning assets at period-end (1)	$18,419,578	$26,248,233
Interest bearing liabilities at period-end	$15,139,875	$21,740,710
GAAP Leverage at period-end	4.7:1	5.5:1
GAAP Leverage at period-end (recourse)	2.2:1	3.4:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.2%	7.9%
Senior	5.5%	4.5%
Subordinated	3.1%	2.2%
Interest-only	1.6%	1.2%
Agency RMBS	0.8%	25.7%
Pass-through	—%	25.1%
Interest-only	0.8%	0.6%
Agency CMBS	14.5%	11.0%
Project loans	14.2%	10.8%
Interest-only	0.3%	0.2%
Loans held for investment	74.5%	55.4%
Fixed-rate percentage of portfolio	94.6%	95.9%
Adjustable-rate percentage of portfolio	5.4%	4.1%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our repurchase agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our repurchase agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at March 31, 2020 and December 31, 2019. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,924,284	$52.14	$73.81	4.8%	17.3%	8.6%	9.5%	3.5%	4.3%	48.8%	2.9%
Subordinated	$900,396	$62.97	$58.66	3.8%	6.8%	9.7%	12.9%	0.9%	2.4%	22.8%	3.7%
Interest-only	$6,931,077	$4.14	$3.26	1.3%	11.5%	19.7%	14.3%	1.6%	2.2%	59.0%	—%
Agency RMBS
Pass-through	$—	$—	$—	—%	—%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,484,016	$9.11	$7.12	1.6%	4.1%	16.9%	13.3%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,506,241	$101.77	$111.18	3.8%	3.6%	0.2%	0.1%	N/A	N/A	N/A	N/A
Interest-only	$1,764,487	$2.67	$2.62	0.6%	4.8%	5.3%	3.2%	N/A	N/A	N/A	N/A
Loans held for investment	$13,594,580	$98.77	$98.07	6.0%	5.4%	8.4%	8.8%	1.5%	1.8%	52.4%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$2,024,567	$52.98	$84.01	5.0%	20.8%	9.6%	9.3%	4.5%	4.5%	48.7%	3.8%
Subordinated	$876,592	$63.15	$71.25	3.7%	6.9%	10.1%	11.3%	1.0%	2.8%	42.6%	3.9%
Interest-only	$7,458,653	$4.04	$3.87	1.1%	8.4%	18.3%	11.0%	1.6%	2.4%	56.0%	—%
Agency RMBS
Pass-through	$6,080,547	$102.15	$104.64	4.0%	3.4%	37.4%	21.9%	N/A	N/A	N/A	N/A
Interest-only	$1,539,941	$9.06	$8.29	1.6%	4.0%	14.9%	9.9%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,621,938	$101.82	$106.86	3.7%	3.6%	—%	0.1%	N/A	N/A	N/A	N/A
Interest-only	$1,817,246	$2.81	$2.70	0.7%	4.7%	5.3%	2.5%	N/A	N/A	N/A	N/A
Loans held for investment	$13,924,291	$98.61	$102.83	5.7%	5.2%	8.6%	8.5%	1.6%	1.7%	52.0%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be transferred to accretable discount and accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, a provision for credit loss may be recognized resulting in an increase in the amounts designated as Non-Accretable Difference.

The following table presents changes to Accretable Discount (net of premiums) as it pertains to our Non-Agency RMBS portfolio, excluding premiums on IOs, during the previous five quarters.

	For the Quarters Ended
Accretable Discount (Net of Premiums)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(dollars in thousands)
Balance, beginning of period	$494,255	$494,780	$514,095	$485,040	$505,763
Accretion of discount	(24,784)	(44,342)	(33,256)	(35,964)	(35,551)
Purchases	(4,336)	(12,541)	(13,772)	48,736	6,638
Sales and deconsolidation	438	(786)	1,536	409	127
Transfers from/(to) credit reserve, net	(27,341)	57,144	26,177	15,874	8,063
Balance, end of period	$438,232	$494,255	$494,780	$514,095	$485,040

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic driven disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our liquidity. During the quarter ended March 31, 2020, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls above historical norms. These trends, if continued, will have a negative adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as “Part II. Other Information - Item 1A. Risk Factors” for more information on how COVID-19 may impact our liquidity and capital resources.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master repurchase agreements, warehouse facilities and repurchase agreement facilities with our counterparties. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of repurchase agreements and, subject to market conditions, other types of financing. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required haircuts or the percentage that is subtracted from the value of MBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the repurchase agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders. We expect these terms to be more restrictive and onerous in future as a result of current market disruptions.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. If our cash resources are insufficient to satisfy our liquidity requirements, we may have to sell additional investments, potentially at a loss, issue debt or additional common or preferred equity securities.

To meet our longer-term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, repurchase agreements and other financing facilities, as well as proceeds from equity or other securities offerings. If the current market disruptions due to COVID-19 continues for a longer time period it will adversely affect our ability to generate earnings, borrowing under various financing facilities or raise capital by issuing common or preferred equity securities.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured repurchase agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $261 million and $110 million at March 31, 2020 and December 31, 2019, respectively. In our response to COVID-19 pandemic related disruptions we made efforts to increase our liquidity and cash position by $152 million from December 31, 2019 to March 31, 2020.

Our operating activities used net cash of approximately $419 million and $62 million for the quarters ended March 31, 2020 and 2019, respectively. The cash used for the quarters ended March 31, 2020 and 2019 was primarily driven by payments on swap terminations of $464 million and $108 million, respectively. As we sold our Agency RMBS portfolio to enhance liquidity, we removed our hedge positions. The cash flows from operations were also driven by interest received in excess of interest paid during the period. For the quarters ended March 31, 2020 and 2019 interest received net of interest paid was $181 million and $163 million, respectively.

Our investing activities provided cash of $6.6 billion and used cash of $881 million for the quarters ended March 31, 2020 and 2019, respectively. During the quarter ended March 31, 2020, we received cash for sale of primarily Agency RMBS investments of $6.3 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.1 billion. This cash provided was offset in part by cash used on investment purchases of $756 million, consisting of $576 million in purchases of Loans held for investments, $161 million in Agency CMBS fundings, and $20 million in Non-Agency RMBS purchases. During the quarter ended March 31, 2019, we used cash for investment purchases of $2.0 billion, primarily Agency MBS and Loans held for investments. This cash used was offset in part by cash received for principal repayments on our Agency MBS, Non-Agency MBS, and Loans held for investments of $669 million and sale of investments of $454 million.

Our financing activities used cash of $6.1 billion and provided cash of $1.0 billion for the quarters ended March 31, 2020 and 2019, respectively which was due to de-levering of our financial position by reducing our repurchase agreements obligations. During the quarter ended March 31, 2020, we used cash for net payments on our repurchase agreements of $6.3 billion, repayment of principal on our securitized debt of $391 million, and paid common and preferred dividends of $112 million. This cash paid was offset in part by cash received for debt issuance of $731 million. During the quarter ended March 31, 2019, we received cash from net proceeds on our repurchase agreements of $1.3 billion and Series D preferred stock offering of $193 million. These receipts of cash were offset in part by cash used for repayment of principal on our securitized debt of $360 million, common and preferred dividends paid of $108 million.

Our recourse leverage was 2.2:1 and 3.4:1for the quarter ended March 31, 2020 and for the year ended December 31, 2019, respectively. The reduction in recourse leverage was a result of reduction in our repurchase agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our repurchase agreements, which are recourse to our assets and our equity.

At March 31, 2020 and December 31, 2019, the remaining maturities on our RMBS and loan repurchase agreements were as follows.

	March 31, 2020	December 31, 2019
	(dollars in thousands)
Overnight	$40,836	$—
1 to 29 days	3,634,255	9,709,387
30 to 59 days	502,333	800,648
60 to 89 days	633,939	608,520
90 to 119 days	113,370	—
Greater than or equal to 120 days	2,222,263	2,308,990
Total	$7,146,996	$13,427,545

Average remaining maturity of Repurchase agreements secured by:
Agency RMBS (in thousands)	4 days	14 days
Agency CMBS (in thousands)	14 days	13 days
Non-agency RMBS and Loans held for investment (in thousands)	230 days	255 days

We collateralize the repurchase agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Due to the market disruptions and downward market pricing trends driven by COVID-19, our counterparties have negotiated higher haircuts. At March 31, 2020, the weighted average haircut on our remaining repurchase agreements collateralized by Agency IO investments was 16.6%, Agency CMBS was 5.0% and Non-Agency RMBS and Loans held for investments was 23.3%. At December 31, 2019, the weighted average haircut on repurchase agreements collateralized by Agency RMBS was 5.0%, Agency CMBS was 5.0% and Non-Agency RMBS and Loans held for investments was 22.9%. At March 31, 2020, the weighted average borrowing rates for our repurchase agreements collateralized by Agency RMBS was 0.9%, Agency CMBS was 1.1% and Non-Agency MBS and Loans held for investment was 3.6%. At December 31, 2019, the weighted average borrowing rates for our repurchase agreements collateralized by Agency RMBS was 2.1%, Agency CMBS was 2.1% and Non-Agency MBS and Loans held for investment was 3.2%, respectively.

As the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our repurchase agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End March 31, 2020	$11,754,793	$7,146,996
Quarter End December 31, 2019	$14,479,405	$13,427,545
Quarter End September 30, 2019	$14,596,640	$15,002,106
Quarter End June 30, 2019	$14,640,997	$14,514,719
Quarter End March 31, 2019	$14,593,387	$15,323,874

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2020 and December 31, 2019, the carrying value of our total interest-bearing debt was approximately $15.1 billion and $21.7 billion, respectively, which represented a leverage ratio for both periods of approximately 4.7:1 and 5.5:1. We include our repurchase agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2020, we reduced our exposure to counterparties and had repurchase agreements with 18 counterparties. All of our repurchase agreements are secured by Agency, Non-Agency RMBS and Loans held for investments and cash. Under these repurchase agreements we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As the disruptions due to COVID-19 continues and deteriorate liquidity conditions for our counterparties we believe our risk of loss to our collateral posted increases. As of March 31, 2020, and December 31, 2019, we had $8.3 billion and $15.4 billion, respectively, of securities pledged against our repurchase agreement obligations.

We expect to renew our repurchase agreements at maturity but due to current financial markets disruptions there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts.

Exposure to Financial Counterparties

We actively manage the number of repurchase agreement counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our repurchase agreement counterparties at March 31, 2020:

March 31, 2020

Country	Number of Counterparties	Repurchase Agreement Financing	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	11	$3,795,113	$—	$777,663
Japan	2	1,232,784	—	300,588
Switzerland	2	912,769	—	318,975
Canada	1	759,566	—	162,816
Netherlands	1	127,409	—	7,450
France	1	105,527	—	29,892
Total	18	$6,933,168	$—	$1,597,384
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of repurchase agreement financing and unrealized loss on swaps for each counterparty.

At March 31, 2020, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In March 2020, our Board of Directors reauthorized $150 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the first quarter of 2020, we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million. There were no stock repurchases during the year ended December 31, 2019. Other than a de minimis amount issued under our Dividend Reinvestment Plan and as discussed below under “Restricted Stock Grants,” we did not issue any common shares during the quarters ended March 31, 2020 and 2019.

We declared dividends to common shareholders of $93 million and $94 million, or $0.50 per share, during the quarters ended March 31, 2020 and March 31, 2019, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2020 and 2019, respectively.

We declared dividends to Series B preferred stockholders $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2020 and 2019, respectively.

We declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share, during the quarters ended March 31, 2020 and 2019.

We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarter ended March 31, 2020. We did not declared dividends to series D preferred stockholders during the quarter ended March 31, 2019 due to long first pay period.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or RSUs
During the first quarters of 2020 and 2019, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 135 thousand RSU awards during the quarter ended March 31, 2020, with a grant date fair value of $3 million for the 2020 performance year. We granted 399 thousand RSU awards during the year ended March 31, 2019 with a grant date fair value $7 million for the 2018 and 2019 performance years.
Grants of Performance Share Units or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the quarter ended March 31, 2020, and March 31, 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the quarter ended March 31, 2020, we granted 202 thousand PSU awards to senior management with a grant date fair value of $4 million. During the quarter ended March 31, 2019, we granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
At March 31, 2020 and December 31, 2019, there were approximately 1.6 million and 1.3 million unvested shares of restricted stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2020 and December 31, 2019. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$6,422,035	$240,361	$484,600	$—	$7,146,996
Securitized debt, collateralized by Non-Agency RMBS	15,131	16,149	5,056	461	36,797
Securitized debt at fair value, collateralized by loans held for investment	1,647,041	2,663,326	1,815,521	2,290,166	8,416,054
Interest expense on MBS repurchase agreements (1)	37,458	194	1,071	—	39,722
Interest expense on securitized debt (1)	283,547	392,595	234,584	324,892	1,235,618
Total	$8,405,212	$3,312,625	$2,540,832	$2,615,519	$16,875,188
(1) Interest is based on variable rates in effect as of March 31, 2020.

December 31, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Repurchase agreements	$12,508,518	$427,981	$491,046	$—	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS	18,826	18,332	4,453	665	42,276
Securitized debt at fair value, collateralized by loans held for investment	1,582,646	2,563,699	1,791,756	2,129,460	8,067,561
Interest expense on MBS repurchase agreements (1)	36,789	1,249	1,340	—	39,378
Interest expense on securitized debt (1)	311,848	435,462	259,004	361,241	1,367,555
Total	$14,458,627	$3,446,723	$2,547,599	$2,491,366	$22,944,315
(1) Interest is based on variable rates in effect as of December 31, 2019.

Not included in the table above are the unfunded construction loan commitments of $379 million and $540 million as of March 31, 2020 and December 31, 2019, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by us as the sole investor in the fund. As of March 31, 2020, we have funded $101 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

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

Capital Expenditure Requirements

At March 31, 2020 and December 31, 2019, we had no material commitments for capital expenditures.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). We currently do not expect to have any taxable income for 2020 and it is unclear if we will have any taxable income in 2021 or future years. Before we pay any dividend, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with accounting principles generally accepted in the United States, or GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income, provision for credit losses on Agency MBS, Non-Agency RMBS and residential mortgage loans, the determination of the appropriate accounting model for Non-Agency RMBS and the impact of default and prepayment assumptions on RMBS, fair value measurements. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

For a discussion of the Company’s critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements for a discussion of accounting guidance recently adopted by the Company or expected to be adopted by the Company in the future.

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

Additionally, refer to Item 1A Risk Factors for additional information on effect of COVID-19 pandemic risk.

Credit Risk

Concern about the spread of COVID-19has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our underlying MBS investments. If the effects of COVID-19result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing investments, the ability to liquidate the collateral, our ability to obtain additional financing, the future profitability of our investments. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as “Part II. Other Information - Item 1A. Risk Factors” for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

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

In connection with loan acquisitions, we or a third-party performs an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not review all of the loans in a pool, but rather a sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property.  A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. Our resources include a portfolio management system, as well as third-party software systems. We utilize third-party due diligence firms to perform an independent mortgage loan file review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review.

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally repurchase agreements, warehouse facilities and securitization/re-securitization trusts. Our repurchase agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

Given current market volatility and historically low interest rates, we do not currently have any hedges in place to mitigate the risk of rising interest rates.

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

Economic impacts related to Covid-19 have caused fixed income patterns to move away from their historical trends. While benchmark treasury interest rates have fallen, investors and underwriters are hesitant to issue new corporate or consumer loans which has increased rates on new loans. We have experienced historically larger spreads to benchmark rates in the repurchase markets and in some cases availability of repurchase financing has been limited or not available.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments, if any. We primarily assess our interest rate risk by estimating the duration of our assets compared to the duration of our liabilities and hedges. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

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

Significant government programs, stimulus plans as well as government purchase and finance programs have had and will continue to have an impact on rates and fair values of fixed income assets. It is unclear the impacts of these actions and how long they will continue to drive the interest rate environment.

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

We may enter into agreements for long term, non mark-to-market financing facilities at rates that are higher than short term repurchase agreements. Having non-mark-to-market facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2020 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2020
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	33.76%	4.45%
-50 Basis Points	20.03%	3.24%
Base Interest Rate	—	—
+50 Basis Points	(19.98)%	(3.06)%
+100 Basis Points	(39.93)%	(6.40)%
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

Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to COVID-19, it has become more difficult to predict prepayment level for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use.

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

Given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to COVID-19, it has become more difficult to predict prepayment level for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use.

Basis Risk

We may seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps and other types of hedging instruments. Interest rate swaps are generally tied to underlying Treasury benchmark interest rates. Basis risk relates to the risk of the spread between our MBS and underlying hedges widening. Such a widening may cause a decline in the fair value of our MBS that is greater than the increase in fair value of our hedges resulting in a net decline in book value. The widening of mortgage-backed securities yields and Treasury benchmark interest rates may result from a variety of factors such as anticipated or actual monetary policy actions or other market factors.

Given recent market uncertainty, the spread between MBS, hedges and benchmark rates widened significantly. Normal correlations between hedges and portfolio assets did not follow typical patterns and as a result we removed all of the Company’s hedges. It is uncertain when normal market correlations will resume in the fixed income markets.

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

The uncertainties stemming from COVID-19 has created unprecedented illiquidity and volatility in the financial markets. Our market value risk has significantly increased. The market value of all interest-earning assets and interest-bearing liabilities have decreased. If this uncertainty continues, we could have a material adverse effect on our net income, operating results, and financial condition.

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

Economic impacts related to Covid-19 have caused fixed income patterns to move away from their historical trends. While benchmark treasury interest rates have fallen, investors and underwriters are hesitant to issue new corporate or consumer loans which has increased rates on new loans. Mortgage availability will be a significant deterrent to people seeking to buy a home. Further, given social distancing, sellers and buyers are hesitant to leave their homes or allow strangers to enter their home. Further normal home inspections and appraisals done by third parties visiting the homes for sale may curtail or delay the sales process.

Unemployment levels are rising which may continue for a prolonged period of time which will reduce the number of buyers qualified to apply for a mortgage and to buy a home. Home sales are declining which may continue. It is unclear the impact on home values, but it is reasonable to believe home values will decline as a result of Covid-19. It is unclear when or if the residential real estate market will return to normal levels, which significantly increases real estate market risk for the Company.

Risk Management

Subject to maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage risk by:

•	monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;

•
attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods, rights to post both cash and collateral for margin calls and provisions for non mark-to-market facilities;

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2020. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2020
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$270,798	$637,433	$104,396	$17,432,009	$18,444,636
Cash equivalents	261,491	—	—	—	261,491
Total rate sensitive assets	$532,289	$637,433	$104,396	$17,432,009	$18,706,127

Rate sensitive liabilities	9,347,283	5,333,568	330,336	—	15,011,187
Interest rate sensitivity gap	$(8,814,994)	$(4,696,135)	$(225,940)	$17,432,009	$3,694,940

Cumulative rate sensitivity gap	$(8,814,994)	$(13,511,129)	$(13,737,069)	$3,694,940

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(47)%	(72)%	(73)%	20%

Our analysis of risks is based on our management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in the 2019 Form 10-K. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

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

The company has been operating remotely since the middle of March 2020. While we feel our remote work environment is secure, cybersecurity attacks may increase to attempt to breach our system and take advantage of employees working from home. Although, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. He have not had a cybersecurity breach and maintain vigilant about our technology platforms, but the is no assurance that all cybersecurity risks will be mitigated.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2020.

PART II
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”), with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the Form 2019 10-K.

The recent outbreak of the novel coronavirus has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.
We believe the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. The continued spread of COVID-19 could also negatively impact the availability of key personnel necessary to conduct our business.
Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the macroeconomic effects of COVID-19 may harm our business. Decreases in short-term interest rates, such as those announced by the Federal Reserve late in our 2019 fiscal year and during the first fiscal quarter of 2020, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. The Federal Reserve recently significantly further lowered interest rates in response to COVID-19 pandemic concerns. These market interest rate declines may negatively affect our results of operations.

Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate assets. In particular, COVID-19 and related economic impacts could adversely affect the housing and related markets, including as related to availability of mortgage financing, the ability of buyers and sellers and others industry participants to conducts sales, and the overall decline in home values if economic conditions do not improve. In addition, as interest rates continue to decline as result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a materially adverse effect on our result of operations.
Further, in light of the current environment related to the COVID-19 outbreak on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forebear payment on or refinance their loans for lower rates, which may adversely affect our result of operations. Thus, the credit risk profile of our assets may be more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

A significant portion of our investments are in Non-Agency RMBS that are the most subordinate securities in securitizations, making us the first-loss security holder, which means these securities are subject to significant credit risk, are illiquid, and are difficult to value.
A significant portion of our Non-Agency RMBS are subordinate classes we have acquired through securitization of mortgage loans. The mortgage loans we have securitized are generally recorded on our balance sheet as “securitized mortgage loans. When we securitize mortgage loans, we sell the most senior securities backed by those loans and retain the most subordinate classes of securities, which means we are the first-loss security holder and the securities we own represent a portion of the “securitized mortgage loans” on our balance sheet. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the more senior securities (or other RMBS that we may own). Losses with respect to these investments, which are subject to significant credit risk, could increase or otherwise be higher than anticipated. For a description of the credit risk we are exposed to, see the Risk Factor included in the 2019 Form 10-K captioned “The nature of the mortgage loans we acquire and that underlie the MBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.” As discussed in the Risk Factors above, credit risks associated with our investments are heightened during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.
In addition, many of our Non-Agency RMBS securities are first loss and subject to the Risk Retention Rules (see the Risk Factor below regarding the Risk Retention Rules), and are therefore illiquid. The fair value of securities, especially our first loss credit risk retention securities, reperforming mortgage loans (loans that typically were significantly delinquent and subsequently modified so that the borrower started making payments), and other investments we make that are not frequently traded may not be readily determinable and it may be difficult to obtain third party pricing on such investments, especially in the current market during the COVID-19 pandemic which has seen a significant increase in liquidation sales and few secondary market trades. Also, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable. Illiquid investments may also experience greater price volatility because an active market does not exist. We value our investments quarterly based on our judgment and in accordance with our valuation policy. Because such valuations are inherently uncertain, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used, if an active trading market existed for these investments. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of the investments were materially higher than the values that would exist if a ready market existed for these assets.
The illiquidity of our investments may make it difficult, or impossible for certain assets subject to the Risk Retention Rules, for us to sell and, as a result of market volatility during the COVID-19 pandemic, these assets may be more difficult to finance. See the Risk Factor below regarding the Risk Retention Rules. Also, if we quickly liquidate all or a portion of our portfolio (for example, to meet a margin call), we may realize significantly less than the value at which we have previously recorded our investments. Thus, our ability to adjust our portfolio in response to changes in economic, and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5%, or the Required Credit Risk. We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, Sunset Date). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

We have investments in Non-Agency MBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses (particularly during periods of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic).
A significant portion of the Non-Agency MBS we have acquired on the secondary market or retained in our securitizations are backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting “prime mortgage loans.” These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher, may be substantially higher, than those experienced by prime mortgage loans. Thus, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly lower than those backed by prime mortgage loans especially during times of economic stress, which could materially adversely impact our results of operations, financial condition, and business. This risk is more pronounced during periods of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

We have, and may continue to, experience significant changes in our portfolio during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.
Consistent with current market conditions related to the COVID-19 pandemic and our intention to enhance our liquidity and strengthen our cash position, during the first quarter of 2020 we have delevered and taken steps to manage our portfolio through unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Consistent with our business strategy of using our Agency MBS portfolio as a source of liquidity, as of March 31, 2020 we had sold our Agency RMBS portfolio. At March 31, 2020, based on the amortized cost basis of our interest earning assets, approximately 75% of our investment portfolio was residential mortgage loans, 14% of our investment portfolio was Agency CMBS, and 10% of our investment portfolio was Non-Agency RMBS and 1% of our investment portfolio was Agency IOs. Stockholders may not agree with, nor are required to consent to, significant changes to our portfolio. See the Risk

Factor captioned “We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments” in our 2019 Form 10-K.

COVID-19 has created an uncertain and volatile interest rate environment, which could adversely affect our business.
COVID-19 has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, all of which could adversely affect our business. For example, while benchmark treasury interest rates have fallen, [investors], underwriters and other lenders have been hesitant to issue new corporate or consumer loans, which has increased rates on new loans. We have experienced historically larger spreads to benchmark rates in the repurchase markets and, in some cases, availability of repurchase financing has been limited or not available. Further, in response to COVID-19, significant government programs, stimulus plans as well as government purchase and finance programs have had and will continue to have an impact on interest rates and fair values of fixed income assets. It is unclear the impacts of these actions and how long they will continue to drive the interest rate environment. In terms of financings, we have and expect to continue to enter into agreements for long term, non-mark-to-market financing facilities at rates that are higher than short term repurchase agreements, as we seek more durable financing and mitigate against margin calls and collateral liquidation in a volatile market. If markets normalize and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio. With respect to prepayments, given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to COVID-19, it has become more difficult to predict prepayment levels for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use. With respect to our hedging activities, given recent market uncertainty, the spread between MBS, hedges and benchmark rates widened significantly. Given that normal correlations between hedges and portfolio assets were not follow typical patterns, we removed all of our hedges. It is uncertain when normal market correlations will resume in the fixed income markets.

The third party analytical models and data we use to value our investments may be more prone to inaccuracies in light of the unprecedented conditions created by COVID-19.

Given the complexity of our investments and strategies, we rely heavily on analytical models and information and data supplied by third-parties, or Third Party Data. Third Party Data is used to value investments or potential investments and to hedge our investments. As set forth under the caption “Risks Associated with Our Operations” in our 2019 10-K under Item 1A. “Risk Factors,” there are a number of risks associated with our reliance on Third Party Data. In addition to those risks, Third Party Data may be more prone to inaccuracies in light of the unprecedented conditions created by COVID-19. In particular, the economic, financial and related impacts of COVID-19 is and will be very difficult to model (including as related to the housing and mortgage markets), as the catalyst for these conditions (i.e., a global pandemic) is an event that is unparalleled in modern history and therefore is subject to wide variables, assumptions and inputs. Therefore, historical data used in Third Party Data may be less reliable in predicting future conditions. Further, the conditions created by COVID-19 has increased volatility across asset classes. Extreme volatility in any asset class, including real estate and mortgage-related assets, increases the likelihood of Third Party Data being inaccurate as market participants attempt to value assets that have frequent, significant swings in pricing.

Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment, and such assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.
We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic. For further information regarding our assets recorded at fair value see Note [5] to the consolidated financial statements within this Form 10-Q. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in the 2019 Form 10-K.

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master repurchase agreements, warehouse facilities and repurchase agreement facilities with our counterparties. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those being experienced now related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings. We have experienced this phenomenon in recent weeks.
During the first quarter of 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls well beyond historical norms. These trends, if continued, will have a negative adverse impact on our liquidity.
For more risks related to our financing, see “Risk Factors - Risks Related to Financing and Hedging” in our Form 10-K.

Our ability to profitably execute or participate in future securitization transactions has been, and is expected to continue to be, negatively impacted by the COVID-19 pandemic.
A significant part of our business and growth strategy is to engage in various securitization transactions related to residential mortgage loans. There are many factors that can have a significant impact on our ability to profitably effectuate securitization transaction. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. The cost and availability of the short-term debt we use to finance our mortgage loan before securitization impacts the profitability of our securitization transactions. This short-term debt cost is affected by several factors including its availability to us, its interest rate, its duration, and the percentage of our mortgage loans that third parties are willing to provide short-term financing, all of which have been negatively impacted by the Covid-19 pandemic.
After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines before securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, changes in the projected yields required by investors to invest in securitization transactions, and increased delinquencies which we expect to occur as a result of the COVID-19 pandemic. Hedging against a decline in loan value due to changes in interest rates may impact the profitability of a securitization.
The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors including the uncertainty, potential delinquencies, and lack of liquidity we are experiencing during the COVID-19 pandemic. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, the terms of their engagement and the transaction costs incurred in such securitizations can also impact the profitability of our securitizations.

Also, any liability that we may incur, or may be required to reserve for when executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to current market conditions related to COVID-19.
The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our board of directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, we currently anticipate that beginning in the second quarter of 2020, our board of directors will adjust our quarterly cash dividend on our shares of common stock from prior quarters. The payment of dividends may be more uncertain during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2020, our Board of Directors reauthorized $150 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date, and, at present, there is no intention to modify or otherwise rescind such authorization.

Pursuant to our Repurchase Program, the Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the quarter ended March 31, 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of March 31, 2020.

	Total Number of Common Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Purchase	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

3/1/2020 - 3/31/2020	1,437,996	$15.34	1,437,996	$22,065,953	$127,934,047
	1,437,996	$15.34	1,437,996	$22,065,953	$127,934,047

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

31.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Matthew Lambiase, Chief Executive Officer and President of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Represents a management contract or compensatory plan or arrangement
*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Matthew Lambiase
Matthew Lambiase
(Chief Executive Officer and President
and duly authorized officer of the registrant)
Date: May 7, 2020

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 7, 2020