Form 10-Q
period 2020-06-30
CHIMERA INVESTMENT CORP
filed 2020-08-06
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2020
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2020
Common Stock, $0.01 par value	232,020,857

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2020 (Unaudited) and December 31, 2019 (Derived from the audited consolidated financial statements as of December 31, 2019)	2

Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2020 and 2019	4

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2020 and 2019	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2020 and 2019	6

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019	8

Notes to Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures about Market Risk	70

Item 4. Controls and Procedures	76

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	76

Item 1A. Risk Factors	76

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	76

Item 6. Exhibits	77

SIGNATURES	80

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2020	December 31, 2019
Cash and cash equivalents	$302,553	$109,878
Non-Agency RMBS, at fair value (net of allowance for credit losses of $2 million and $0 million, respectively)	2,184,170	2,614,408
Agency RMBS, at fair value	107,263	6,490,293
Agency CMBS, at fair value	2,612,344	2,850,717
Loans held for investment, at fair value	13,036,833	14,292,815
Receivable for investments sold	—	446,225
Accrued interest receivable	89,387	116,423
Other assets	115,601	194,301
Derivatives, at fair value, net	—	3,611
Total assets (1)	$18,448,151	$27,118,671
Liabilities:
Secured financing agreements ($7.8 billion and $15.4 billion pledged as collateral, respectively)	$5,944,201	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS ($524 million and $598 million pledged as collateral, respectively)	124,414	133,557
Securitized debt at fair value, collateralized by loans held for investment ($12.2 billion and $12.1 billion pledged as collateral, respectively)	8,530,111	8,179,608
Long Term Debt	71,600	—
Payable for investments purchased	246,770	1,256,337
Accrued interest payable	41,336	63,600
Dividends payable	75,554	98,568
Accounts payable and other liabilities	18,286	6,163
Total liabilities (1)	$15,052,272	$23,165,378

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 232,003,526 and 187,226,081 shares issued and outstanding, respectively	2,320	1,873
Additional paid-in-capital	4,515,043	4,275,963
Accumulated other comprehensive income	537,510	708,336
Cumulative earnings	3,367,330	3,793,040
Cumulative distributions to stockholders	(5,026,696)	(4,826,291)
Total stockholders' equity	$3,395,879	$3,953,293
Total liabilities and stockholders' equity	$18,448,151	$27,118,671
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2020, and December 31, 2019, total assets of consolidated VIEs were $12,578,835 and $12,544,744, respectively, and total liabilities of consolidated VIEs were $8,431,077 and $8,064,235, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income:
Interest income (1)	$245,922	$339,914	$546,189	$690,303
Interest expense (2)	129,256	198,110	271,339	401,060
Net interest income	116,666	141,804	274,850	289,243

Increase/(decrease) in provision for credit losses	(4,497)	—	1,817	—

Net other-than-temporary credit impairment losses	—	—	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	(132,171)	201,000	(221,486)
Realized gains (losses) on terminations of interest rate swaps	—	(95,211)	(463,966)	(203,257)
Net realized gains (losses) on derivatives	—	(9,697)	(41,086)	(16,974)
Net gains (losses) on derivatives	—	(237,079)	(304,052)	(441,717)
Net unrealized gains (losses) on financial instruments at fair value	(171,921)	190,748	(432,809)	391,561
Net realized gains (losses) on sales of investments	26,380	(7,526)	102,234	1,077
Gains (losses) on extinguishment of debt	459	(608)	459	(608)
Total other gains (losses)	(145,082)	(54,465)	(634,168)	(49,687)

Other expenses:
Compensation and benefits	10,255	12,114	23,190	26,484
General and administrative expenses	6,562	6,217	12,239	12,019
Servicing fees	9,473	9,280	19,462	18,243
Transaction expenses	4,710	813	9,616	895
Total other expenses	31,000	28,424	64,507	57,641
Income (loss) before income taxes	(54,919)	58,915	(425,642)	177,062
Income taxes	36	155	68	155
Net income (loss)	$(54,955)	$58,760	$(425,710)	$176,907

Dividends on preferred stock	18,438	18,438	36,875	35,829

Net income (loss) available to common shareholders	$(73,393)	$40,322	$(462,585)	$141,078

Net income (loss) per share available to common shareholders:
Basic	$(0.37)	$0.22	$(2.39)	$0.75
Diluted	$(0.37)	$0.21	$(2.39)	$0.75

Weighted average number of common shares outstanding:
Basic	199,282,790	187,153,007	193,150,696	187,132,842
Diluted	199,282,790	188,271,483	193,150,696	188,254,266

(1) Includes interest income of consolidated VIEs of $169,127 and $200,703 for the quarters ended June 30, 2020 and 2019, respectively and $343,809 and $407,814 for the six months ended June 30, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $70,816 and $87,529 for the quarters ended June 30, 2020 and 2019, respectively and $135,445 and $178,556 for the six months ended June 30, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Comprehensive income (loss):
Net income (loss)	$(54,955)	$58,760	$(425,710)	$176,907
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net (1)	61,399	58,833	(137,805)	85,218
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	—	—	4,853
Reclassification adjustment for net realized losses (gains) included in net income	(26,380)	7,269	(33,021)	22,187
Other comprehensive income (loss)	35,019	66,102	(170,826)	112,258
Comprehensive income (loss) before preferred stock dividends	$(19,936)	$124,862	$(596,536)	$289,165
Dividends on preferred stock	$18,438	$18,438	$36,875	$35,829
Comprehensive income (loss) available to common stock shareholders	$(38,374)	$106,424	$(633,411)	$253,336

(1) Quarter ended and six months ended June 30, 2020 amounts includes $8 million and $15 million, respectively, of unrealized losses on AFS securities for which the Company has recognized an allowance for credit losses.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2020	$58	$130	$104	$80	$1,860	$4,255,054	$502,491	$3,422,285	$(4,938,208)	$3,243,854
Net income (loss)	—	—	—	—	—	—	—	(54,955)	—	(54,955)
Other comprehensive income (loss)	—	—	—	—	—	—	35,019	—	—	35,019
Settlement of Convertible Debt	—	—	—	—	460	292,349	—	—	—	292,809
Purchase of Capped Call	—	—	—	—	—	(33,750)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	—	1,390	—	—	—	1,390
Common dividends declared	—	—	—	—	—	—	—	—	(70,050)	(70,050)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2020	$58	$130	$104	$80	$2,320	$4,515,043	$537,510	$3,367,330	$(5,026,696)	$3,395,879

For the Quarter Ended June 30, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2019	$58	$130	$104	$80	$1,871	$4,268,063	$672,988	$3,497,636	$(4,487,753)	$3,953,177
Net income (loss)	—	—	—	—	—	—	—	58,760	—	58,760
Other comprehensive income (loss)	—	—	—	—	—	—	66,102	—	—	66,102
Stock based compensation	—	—	—	—	1	3,938	—	—	—	3,939
Common dividends declared	—	—	—	—	—	—	—	—	(94,590)	(94,590)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2019	$58	$130	$104	$80	$1,872	$4,272,001	$739,090	$3,556,396	$(4,600,781)	$3,968,950

For the Six Months Ended June 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	(425,710)	—	(425,710)
Other comprehensive income (loss)	—	—	—	—	—	—	(170,826)	—	—	(170,826)
Repurchase of common stock	—	—	—	—	(14)	(22,052)	—	—	—	(22,066)
Settlement of Convertible Debt	—	—	—	—	460	292,349	—	—	—	292,809
Purchase of Capped Call	—	—	—	—	—	(33,750)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	2,533	—	—	—	2,534
Common dividends declared	—	—	—	—	—	—	—	—	(163,530)	(163,530)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,875)	(36,875)
Balance, June 30, 2020	$58	$130	$104	$80	$2,320	$4,515,043	$537,510	$3,367,330	$(5,026,696)	$3,395,879

For the Six Months Ended June 30, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	176,907	—	176,907
Other comprehensive income (loss)	—	—	—	—	—	—	112,258	—	—	112,258
Stock based compensation	—	—	—	—	1	6,620	—	—	—	6,621
Common dividends declared	—	—	—	—	—	—	—	—	(188,204)	(188,204)
Preferred dividends declared	—	—	—	—	—	—	—	—	(35,829)	(35,829)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, June 30, 2019	$58	$130	$104	$80	$1,872	$4,272,001	$739,090	$3,556,396	$(4,600,781)	$3,968,950

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(425,710)	$176,907
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	60,974	29,557
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	(35,148)	(14,327)
Amortization of swaption premium	—	559
Net unrealized losses (gains) on derivatives	(201,000)	221,486
Margin (paid) received on derivatives	325,594	(157,052)
Net unrealized losses (gains) on financial instruments at fair value	432,809	(391,561)
Net realized losses (gains) on sales of investments	(102,234)	(1,077)
Net increase (decrease) in provision for credit losses	1,817	—
Net other-than-temporary credit impairment losses	—	4,853
(Gain) loss on extinguishment of debt	(459)	608
Equity-based compensation expense	2,534	6,621
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	27,718	2,048
Decrease (increase) in other assets	(56,146)	(2,166)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	12,123	2,646
Increase (decrease) in accrued interest payable, net	(24,765)	(26,156)
Net cash provided by (used in) operating activities	$18,107	$(147,054)
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(292,379)	$(2,374,316)
Sales	6,466,990	1,919,230
Principal payments	596,564	605,724
Non-Agency RMBS portfolio:
Purchases	(19,503)	(265,062)
Sales	141,912	5,167
Principal payments	124,351	196,261
Loans held for investment:
Purchases	(884,708)	(1,137,244)
Sales	—	705,653
Principal payments	895,764	806,677
Net cash provided by (used in) investing activities	$7,028,991	$462,090
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$57,804,851	$57,358,115
Payments on secured financing agreements	(65,275,151)	(56,874,303)
Net proceeds from preferred stock offerings	—	193,368
Payments on repurchase of common stock	(22,066)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	1,462,500	—
Payments on securitized debt borrowings, collateralized by loans held for investment	(920,083)	(748,949)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(8,445)	(13,792)
Net proceeds from issuance of convertible debt	361,139	—
Purchase of capped call	(33,750)	—

Common dividends paid	(186,543)	(187,098)
Preferred dividends paid	(36,875)	(35,829)
Net cash provided by (used in) financing activities	$(6,854,423)	$(308,488)
Net increase (decrease) in cash and cash equivalents	192,675	6,548
Cash and cash equivalents at beginning of period	109,878	47,486
Cash and cash equivalents at end of period	$302,553	$54,034

Supplemental disclosure of cash flow information:
Interest received	$634,199	$721,909
Interest paid	$328,753	$441,557
Non-cash investing activities:
Payable for investments purchased	$246,770	$921,507
Receivable for investments sold	$—	$75,059
Net change in unrealized gain (loss) on available-for sale securities	$(170,826)	$112,258
Retained beneficial interests	$—	$74,339

Non-cash financing activities:
Dividends declared, not yet paid	$75,554	$97,091
Conversion of convertible debt	$289,331	$—

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has eleven wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC, and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holding LLC formed in April 2016, Anacostia LLC, a TRS formed in June 2018, NYH Funding LLC, a TRS formed in May 2019, and Kali 2020 Holdings, LLC formed in May 2020.

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
(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. Management has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4 and 5), securitized debt (Note 5 and 7) and derivative instruments (Notes 5 and 10). Actual results could differ materially from those estimates.
(d) Significant Accounting Policies
There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2019, other than the significant accounting policies discussed below.
Interest Income Recognition and Allowance for Credit Losses
Investments in Non-agency RMBS securities
The Company considers its investments in Non-Agency RMBS as beneficial interests. Beneficial interests give the Company the right to receive all or portions of specified cash flows received by a trust or other entity. Beneficial interests held by the Company are created in connection with securitization transactions such as those involving mortgage loan obligations. Beneficial interests are accounted for in accordance with guidance in ASC 325-40 as amended by the ASU 2016-13. Beneficial interests classified as available-for-sale (AFS) record changes in fair value in other comprehensive income (OCI). Beneficial interests for which the Company has elected the fair value option (FVO) record changes in fair value in earnings.
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
Beneficial interests for which other than temporary impairment (OTTI) had been recognized prior to the effective date of ASU 2016-13 shall apply the guidance in the update on a prospective basis. In addition, the yield used to accrete the beneficial interest on beneficial interests with prior OTTI will remain unchanged as a result of the adoption of ASU 2016-13. Recoveries of amounts previously written off relating to improvements in cash flows shall be recorded in income in the period received. Therefore, subsequent favorable changes in the DCF of the beneficial interests with prior OTTI will not be reflected as an adjustment to their yield used to accrete the discount. Subsequent adverse changes in the DCF will result in an increase to the allowance for credit losses, limited to the amount of the unrealized losses on the beneficial interest.
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
All securities carried at fair value with changes in fair value recorded in OCI need to be evaluated for expected losses, even if the risk of loss is considered remote. However, the Company is not required to measure expected credit losses on securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that incurring a credit loss is zero. Based on the current facts and circumstances, the Company believes its investments Agency Securities would qualify for zero expected credit losses. The factors considered in reaching this conclusion include the long history of zero credit losses, the explicit guarantee by the US government (although limited for FNMA and FHLMC securities) and yields that, while not risk-free, generally trade based on market views of prepayment and liquidity risk (not credit risk).
Interest income on Agency Securities for which changes in fair value are recorded in earnings is recognized using the interest method based on management’s estimates of cash flows expected to be collected. The effective interest rate on these securities is based on management’s estimate of the projected cash flows. Changes in the amount or timing of cash flows as a result of changes in expected prepayments from those originally projected, or from those estimated at the last evaluation date, are reflected prospectively as an adjustment to the effective interest rate used to recognize interest income. This recalculation of the effective interest rate is updated on a monthly basis.
Long Term Debt
Convertible Notes

Convertible notes include unsecured convertible debt that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. Any debt discounts or premiums are reported as an adjustment to the carrying amount of the debt liability and amortized into interest expense using the effective interest method. If converted by a holder, the holder of the notes would receive shares of our common stock. Deferred debt issuance costs are expenses associated with the issuance of long-term debt. These expenses typically include underwriting, legal, accounting, and other fees. Deferred debt issuance costs are included in the carrying value of the related long-term debt issued and are amortized as an adjustment to interest expense using the effective interest method, based upon the actual and estimated repayment schedules of the related long-term debt issued.

When the conversion of debt occurs in accordance with debt terms, the unpaid principal balance of the convertible debt is recorded as additional paid in capital and the outstanding debt is considered repaid. Any unamortized issuance costs and unpaid accrued interest related to the converted notes are also credited to the additional paid in capital.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2020 or December 31, 2019.

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
3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of June 30, 2020 and December 31, 2019.

		June 30, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,697,252	$3,038	$(820,859)	$879,431	$(1,379)	$1,341,814	$464,065	$(303)	$463,762
Subordinated	893,311	8,132	(339,437)	562,006	(438)	522,655	51,707	(90,620)	(38,913)
Interest-only	6,380,154	275,025	—	275,025	—	319,701	90,965	(46,289)	44,676
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	1,425,919	130,610	—	130,610	—	107,263	378	(23,725)	(23,347)
Agency CMBS
Project loans	2,297,301	43,061	(3,671)	2,336,691	—	2,572,329	235,673	(35)	235,638
Interest-only	1,690,539	40,504	—	40,504	—	40,015	2,050	(2,539)	(489)
Total	$14,384,476	$500,370	$(1,163,967)	$4,224,267	$(1,817)	$4,903,777	$844,838	$(163,511)	$681,327

		December 31, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,024,564	$2,038	$(953,916)	$1,072,686	$1,700,911	$628,518	$(293)	$628,225
Subordinated	876,592	9,915	(332,913)	553,594	624,598	76,272	(5,268)	71,004
Interest-only	7,458,653	301,170	—	301,170	288,899	51,481	(63,752)	(12,271)
Agency RMBS
Pass-through	6,080,547	131,023	—	6,211,570	6,362,626	152,271	(1,215)	151,056
Interest-only	1,539,941	139,536	—	139,536	127,667	220	(12,089)	(11,869)
Agency CMBS
Project loans	2,621,938	52,681	(4,961)	2,669,658	2,801,692	132,700	(666)	132,034
Interest-only	1,817,246	51,140	—	51,140	49,025	586	(2,701)	(2,115)
Total	$22,419,481	$687,503	$(1,291,790)	$10,999,354	$11,955,418	$1,042,048	$(85,984)	$956,064

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2020 and December 31, 2019. All available for sale securities in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			June 30, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$16,375	$(303)	2	$—	$—	—	$16,375	$(303)	2
Subordinated	376,359	(88,566)	28	14,378	(2,054)	12	390,737	(90,620)	40
Interest-only	15,589	(5,026)	26	37,951	(41,263)	51	53,540	(46,289)	77
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	76,605	(14,572)	14	24,471	(9,153)	8	101,076	(23,725)	22
Agency CMBS
Project loans	24,755	(20)	1	14,862	(15)	2	39,617	(35)	3
Interest-only	4,045	(281)	4	5,071	(2,258)	5	9,116	(2,539)	9
Total	$513,728	$(108,768)	75	$96,733	$(54,743)	78	$610,461	$(163,511)	153

			December 31, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$31,635	$(293)	1	$31,635	$(293)	1
Subordinated	69,178	(5,064)	9	1,836	(204)	11	71,014	(5,268)	20
Interest-only	50,376	(22,737)	46	64,129	(41,015)	66	114,505	(63,752)	112
Agency RMBS
Pass-through	11,398	(605)	4	67,552	(610)	5	78,950	(1,215)	9
Interest-only	121,228	(12,089)	22	—	—	—	121,228	(12,089)	22
Agency CMBS
Project loans	41,971	(277)	3	44,896	(389)	4	86,867	(666)	7
Interest-only	15,045	(295)	6	9,930	(2,406)	7	24,975	(2,701)	13
Total	$309,196	$(41,067)	90	$219,978	$(44,917)	94	$529,174	$(85,984)	184

At June 30, 2020, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2020.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $35 thousand and $1 million as of June 30, 2020 and December 31, 2019, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2020 and December 31, 2019, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, was $9 million at June 30, 2020. After evaluating the securities and recording the allowance for credit losses, we concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. We considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover the amortized cost. Credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

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

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit loss allowance on available-for-sale securities for the quarter and six months ended June 30, 2020 is presented below.

	For the Quarter Ended	For the Six Months Ended
	June 30, 2020	June 30, 2020
	(dollars in thousands)	(dollars in thousands)
Beginning allowance for credit losses	$6,314	$—

Transition impact from CECL standard	—	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	247	6,561
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	(321)	(321)
Increase/(decrease) on securities with an allowance in the prior period	(2,703)	(2,703)
Write-offs charged against the allowance	(1,748)	(1,748)
Recoveries of amounts previously written off	28	28

Ending allowance for credit losses	$1,817	$1,817

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2020.

		June 30, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	80,221,558	5.4%	3.0%	53.3%
Subordinated	55,859,406	9.3%	1.0%	36.3%

For the quarter ended June 30, 2020 the allowance for credit losses decreased as there was a reduction on expected losses and delinquencies for the period. The increase in the allowance for credit losses for the six months ended June 30, 2020 is primarily due to increased expected losses and delinquencies as compared to the beginning of the year. In addition, the decline in fair value on certain Non-Agency RMBS positions which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at June 30, 2020 and December 31, 2019.

		June 30, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$464,065	$—	$464,065	$(303)	$—	$(303)
Subordinated	44,026	7,681	51,707	(8,864)	(81,756)	(90,620)
Interest-only	—	90,965	90,965	—	(46,289)	(46,289)
Agency RMBS
Pass-through	—	—	—	—	—	—
Interest-only	—	378	378	—	(23,725)	(23,725)
Agency CMBS
Project loans	38,621	197,052	235,673	(35)	—	(35)
Interest-only	—	2,050	2,050	—	(2,539)	(2,539)
Total	$546,712	$298,126	$844,838	$(9,202)	$(154,309)	$(163,511)

		December 31, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$628,518	$—	$628,518	$(293)	$—	$(293)
Subordinated	57,174	19,098	76,272	(55)	(5,213)	(5,268)
Interest-only	—	51,481	51,481	—	(63,752)	(63,752)
Agency RMBS
Pass-through	—	152,271	152,271	—	(1,215)	(1,215)
Interest-only	—	220	220	—	(12,089)	(12,089)
Agency CMBS
Project loans	23,643	109,057	132,700	(651)	(15)	(666)
Interest-only	—	586	586	—	(2,701)	(2,701)
Total	$709,335	$332,713	$1,042,048	$(999)	$(84,985)	$(85,984)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2020 and December 31, 2019.

	June 30, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,697,252	$51.81	79.06	4.6%	16.8%
Subordinated	893,311	62.91	58.51	3.6%	6.4%
Interest-only	6,380,154	4.31	5.01	1.5%	15.5%
Agency RMBS
Interest-only	1,425,919	9.16	7.52	1.4%	2.1%
Agency CMBS
Project loans	2,297,301	101.71	111.97	3.8%	3.7%
Interest-only	1,690,539	2.40	2.37	0.7%	5.0%
(1) Bond Equivalent Yield at period end.

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,024,564	$52.98	$84.01	5.0%	20.8%
Subordinated	876,592	63.15	71.25	3.7%	6.9%
Interest-only	7,458,653	4.04	3.87	1.1%	8.4%
Agency RMBS
Pass-through	6,080,547	102.15	104.64	4.0%	3.4%
Interest-only	1,539,941	9.06	8.29	1.6%	4.0%
Agency CMBS
Project loans	2,621,938	101.82	106.86	3.7%	3.6%
Interest-only	1,817,246	2.81	2.70	0.7%	4.7%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
AAA	0.4%	0.4%
AA	0.1%	0.1%
A	0.8%	0.9%
BBB	1.5%	1.6%
BB	4.0%	3.8%
B	1.8%	1.6%
Below B or not rated	91.4%	91.6%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2020 and December 31, 2019 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using an industry prepayment model for the Agency MBS portfolio and the Company’s prepayment assumptions for the Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$—	$363,282	$514,141	$464,391	$1,341,814
Subordinated	—	37,567	118,921	366,167	522,655
Interest-only	234	149,778	167,634	2,055	319,701
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	1,176	106,087	—	107,263
Agency CMBS
Project loans	14,862	—	3,547	2,553,920	2,572,329
Interest-only	1,530	34,627	3,858	—	40,015
Total fair value	$16,626	$586,430	$914,188	$3,386,533	$4,903,777
Amortized cost
Non-Agency RMBS
Senior	$—	$260,682	$313,117	$305,632	$879,431
Subordinated	—	23,158	119,819	419,029	562,006
Interest-only	979	150,770	120,614	2,662	275,025
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	2,067	128,543	—	130,610
Agency CMBS
Project loans	14,877	—	3,175	2,318,639	2,336,691
Interest-only	1,702	35,129	3,673	—	40,504
Total amortized cost	$17,558	$471,806	$688,941	$3,045,962	$4,224,267

	December 31, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,343	$450,185	$676,382	$558,001	$1,700,911
Subordinated	—	43,796	95,973	484,829	624,598
Interest-only	—	126,631	159,057	3,211	288,899
Agency RMBS
Pass-through	—	5,939,408	421,539	1,679	6,362,626
Interest-only	—	1,614	126,053	—	127,667
Agency CMBS
Project loans	15,065	—	29,385	2,757,242	2,801,692
Interest-only	—	20,528	28,497	—	49,025
Total fair value	$31,408	$6,582,162	$1,536,886	$3,804,962	$11,955,418
Amortized cost
Non-Agency RMBS
Senior	$15,206	$304,850	$409,958	$342,672	$1,072,686
Subordinated	—	29,085	86,033	438,476	553,594
Interest-only	—	150,221	148,889	2,060	301,170
Agency RMBS
Pass-through	—	5,796,044	414,482	1,044	6,211,570
Interest-only	—	2,260	137,276	—	139,536
Agency CMBS
Project loans	15,084	—	28,954	2,625,620	2,669,658
Interest-only	—	22,950	28,190	—	51,140
Total amortized cost	$30,290	$6,305,410	$1,253,782	$3,409,872	$10,999,354

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At June 30, 2020 and December 31, 2019, 53% and 58% of the Non-Agency RMBS collateral was classified as Alt-A, based on fair value. At June 30, 2020 and December 31, 2019, 11% and 12% of the Non-Agency RMBS collateral was classified as prime, respectively, based on fair value. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2020 and December 31, 2019.

	June 30, 2020		December 31, 2019
Weighted average maturity (years)		23.0		23.6
Weighted average amortized loan to value (1)		62.4%		63.2%
Weighted average FICO (2)		717		719
Weighted average loan balance (in thousands)		$302		$313
Weighted average percentage owner occupied		81.1%		80.6%
Weighted average percentage single family residence		60.7%		60.0%
Weighted average current credit enhancement		0.9%		1.1%
Weighted average geographic concentration of top four states	CA	33.0%	CA	32.5%
	FL	7.2%	FL	6.6%
	NY	7.0%	NY	6.3%
	TX	2.2%	TX	2.0%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2020 and December 31, 2019.

Origination Year	June 30, 2020	December 31, 2019
2003 and prior	1.9%	1.3%
2004	1.6%	1.5%
2005	11.2%	10.7%
2006	52.0%	52.9%
2007	26.9%	26.6%
2008 and later	6.4%	7.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2020 and 2019 are as follows:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	108,163	792	141,960	5,221
Agency RMBS	—	425,396	5,710,134	1,907,766
Agency CMBS	221,651	—	326,668	22,482

Gross realized gains:
Non-Agency RMBS	20,017	115	21,274	400
Agency RMBS	—	13	74,264	27,025
Agency CMBS	12,542	—	18,691	—
Gross realized losses:
Non-Agency RMBS	(6,179)	(108)	(6,179)	(1,429)
Agency RMBS	—	(7,546)	(5,816)	(22,694)
Agency CMBS	—	—	—	(2,225)
Net realized gain (loss)	$26,380	$(7,526)	$102,234	$1,077

During the first quarter of 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At June 30, 2020, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $13.0 billion and $13.7 billion as of June 30, 2020 and December 31, 2019, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2020 and December 31, 2019:

	For the Six Months Ended	For the Year Ended
	June 30, 2020	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$14,292,815	$12,572,581
Purchases	177,857	5,086,491
Principal paydowns	(895,764)	(1,717,745)
Sales and settlements	6,662	(1,812,760)
Net periodic accretion (amortization)	(49,064)	(77,491)
Realized gains (losses) on sales and settlements	—	1,590
Change in fair value	(495,673)	240,149
Balance, end of period	$13,036,833	$14,292,815

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the year ended December 31, 2019, the Company sold $1.8 billion of loans, with the Company retaining $124 million of beneficial interests. There were no sales of loans during the quarter and six months ended June 30, 2020.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2020	December 31, 2019 (1)
2002 and prior	6.7%	6.8%
2003	5.9%	6.0%
2004	12.3%	12.6%
2005	18.6%	18.6%
2006	23.1%	22.5%
2007	21.8%	20.7%
2008	6.3%	6.4%
2009	1.2%	1.5%
2010 and later	4.1%	4.9%
Total	100.0%	100.0%

(1) The table above excludes approximately $754 million of Loans held for investments for December 31, 2019, which were purchased prior to that reporting date and settled subsequent to that reporting period.

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019 (1)
Number of loans		135,836		139,194
Weighted average maturity (years)		19.6		19.3
Weighted average loan to value (2)		86.3%		87.4%
Weighted average FICO (2)		632		627
Weighted average loan balance (in thousands)		$97		$95
Weighted average percentage owner occupied		86.6%		88.0%
Weighted average percentage single family residence		83.6%		84.4%
Weighted average geographic concentration of top five states	CA	12.5%	CA	11.6%
	FL	7.8%	FL	7.4%
	NY	7.1%	NY	6.9%
	PA	5.1%	OH	5.3%
	VA	5.0%	PA	5.3%

(1) The table above excludes approximately $754 million of Loans held for investments for December 31, 2019, which were purchased prior to that reporting date and settled subsequent to that reporting period.
(2) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at June 30, 2020 and December 31, 2019.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
June 30, 2020	$1,058,059	$485,036	$540,755	$297,249	$266,443	$42,771	$2,690,313	$13,129,822
% of Unpaid Principal Balance	8.1%	3.7%	4.1%	2.3%	2.0%	0.3%	20.5%

December 31, 2019(1)	$1,070,173	$336,950	$291,866	$322,288	$298,526	$59,389	$2,379,192	$13,169,843
% of Unpaid Principal Balance	8.1%	2.6%	2.2%	2.4%	2.3%	0.5%	18.1%
(1) The table above excludes approximately $754 million of Loans held for investments for December 31, 2019, which were purchased prior to that reporting date and settled subsequent to that reporting period.

The fair value of residential mortgage loans 90 days or more past due was $706 million and $597 million as of June 30, 2020 and December 31, 2019, respectively.

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

During times of market dislocation, the observability of prices and inputs can be difficult for certain investments. If third-party pricing service is unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing. Illiquid investments typically experience greater price volatility as an active market does not exist. Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:
Agency MBS and Non-Agency RMBS

The Company determines the fair value of all of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, delinquency, expected losses, expected default severity, credit enhancement, and other pertinent factors. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by an independent third-party pricing service. For certain highly liquid asset classes, such as Agency fixed-rate pass-through bonds, the Company’s valuations are also compared to quoted prices for To-Be-Announced, or TBA, securities.

Each quarter the Company develops thresholds which are determined utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. At June 30, 2020, 40 investment holdings with an internally developed fair value of $1.1 billion had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $58 million lower than the third-party prices provided of $1.2 billion. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at June 30, 2020 in excess of the derived predetermined threshold for the period. At December 31, 2019 six investment holdings with an internally developed fair value of $22 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third-party prices provided of $19 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2019 in excess of the derived predetermined threshold for the period.

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

Loans Held for Investment
Loans consisting of seasoned subprime residential mortgage loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned subprime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history.

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value is a seasoned subprime pool of mortgage loans, comparable loan pools are not common or directly comparable. There are limited transactions in the marketplace to develop a comprehensive direct range of values.

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by an independent third-party pricing service for the loan portfolio. Each quarter the Company develops thresholds which are determined utilizing the securitization market.

If the internally developed fair values of the loan pools differ from the independent prices provided by greater than a predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains certain inputs used by the third-party pricing service and evaluates them for reasonableness. The Company updates its own model if the Company determines the third-party pricing inputs more accurately reflect the current market environment or observed information from the third-party vendor. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established.

At June 30, 2020, the internally developed fair value of three loan pools of $64 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $12 million higher than the third-party price provided of $52 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. At December 31, 2019, the internally developed fair value of one loan pool of $147 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed price was $20 million higher than the third-party price provided of $127 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

At June 30, 2020, the internally developed fair value of three securitized debt collateralized by loans held for investment securities of $240 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $22 million lower than the third-party price provided of $262 million. After review and discussion, the Company affirmed and valued those securities at the lower internally developed price. At December 31, 2019, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve management’s judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried with fair value option as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020		December 31, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-agency RMBS
Subordinated	609,672	352,402	580,761	422,826
Interest-only	6,380,154	319,701	7,458,653	288,899
Agency RMBS
Pass-through	—	—	6,080,549	6,362,628
Interest-only	1,425,919	107,263	1,539,941	127,667
Agency CMBS
Project loans	1,777,609	2,002,571	1,753,755	1,889,923
Interest-only	1,690,539	40,015	1,817,246	49,025
Loans held for investment, at fair value	13,129,822	13,036,833	13,924,291	14,292,815
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,747,000	8,530,111	8,184,369	8,179,608

The table below shows the impact of change in fair value on each of the financial instruments carried with fair value option in statement of operations as of June 30, 2020 and June 30, 2019, respectively:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	—	392	—	620
Subordinated	(7,157)	5,780	(87,960)	7,099
Interest-only	105,772	12,455	56,946	36,591
Agency RMBS
Pass-through	—	55,585	(151,056)	107,597
Interest-only	6,187	(4,515)	(11,478)	(2,188)
Agency CMBS
Project loans	12,348	84,286	88,011	125,448
Interest-only	484	390	1,627	2,304
Loans held for investment, at fair value	185,842	119,839	(495,673)	226,384
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	(475,397)	(83,464)	166,774	(112,294)

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

Secured Financing Agreements

Secured financing agreements are collateralized financing transactions utilized by the Company to acquire investment securities. For the short term secured financing agreements the Company estimates the fair value using the contractual obligation plus accrued interest payable. The longer term secured financings have either floating rates that resets within 60 days or are negotiated close to the reporting period. For these longer term secured financing agreements the carrying value approximates the fair value. The fair value of asset transfer accounted for as secured borrowing is determined using the call price. The Company has classified the characteristics used to determine the fair value of Secured Financing Agreements as Level 2 inputs in the fair value hierarchy.

Long Term Debt

Convertible Senior Notes

Convertible notes include unsecured convertible senior notes that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. The fair value of the convertible notes is determined using quoted prices in generally active markets and classified as Level 2.

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, payable for investments purchased, receivable for investments sold and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2020 and December 31, 2019 are presented below.

	June 30, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,184,170	$—	$2,184,170
Agency RMBS, at fair value	—	107,263	—	—	107,263
Agency CMBS, at fair value	—	2,612,344	—	—	2,612,344
Loans held for investment, at fair value	—	—	13,036,833	—	13,036,833
Derivatives	—	—	—	—	—

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,530,111	—	8,530,111
Derivatives	—	—	—	—	—

	December 31, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,614,408	$—	$2,614,408
Agency RMBS, at fair value	—	6,490,293	—	—	6,490,293
Agency CMBS, at fair value	—	2,850,717	—	—	2,850,717
Loans held for investment, at fair value	—	—	14,292,815	—	14,292,815
Derivatives	3,611	1,092	—	(1,092)	3,611

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,179,608	—	8,179,608
Derivatives	—	205,703	—	(205,703)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2020 and December 31, 2019.

Fair Value Reconciliation, Level 3
	For the Six Months Ended
	June 30, 2020
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,614,408	$14,292,815	$8,179,608
Transfers into Level 3	135,118	—	—
Transfers out of Level 3	(135,118)	—	—
Purchases of assets/ issuance of debt	19,512	177,857	1,462,493
Principal payments	(124,351)	(895,764)	(773,422)
Sales and Settlements	(141,912)	6,662	(146,663)
Net accretion (amortization)	20,667	(49,064)	(24,677)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(1,817)	—	—
Realized gains (losses) on sales and settlements	15,096	—	(459)
Net unrealized gains (losses) included in income	(31,013)	(495,673)	(166,769)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(186,420)	—	—
Ending balance Level 3	$2,184,170	$13,036,833	$8,530,111

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2019
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,486,130	$12,572,581	$8,455,376
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	497,848	5,086,491	1,487,286
Principal payments	(415,518)	(1,717,745)	(1,530,818)
Sales and Settlements	(38,605)	(1,812,760)	(314,454)
Net accretion (amortization)	95,562	(77,491)	(26,758)
Gains (losses) included in net income
Other than temporary credit impairment losses	(4,853)	—	—
Realized gains (losses) on sales and settlements	(1,088)	1,590	(9,925)
Net unrealized gains (losses) included in income	28,577	240,149	118,901
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(33,645)	—	—
Ending balance Level 3	$2,614,408	$14,292,815	$8,179,608

During the first quarter of 2020 there were transfers out of Level 3 of $135 million, as prices were based on unadjusted quoted prices on these assets. These investments were transferred into Level 3 during the second quarter of 2020 as unadjusted quoted prices were unavailable and the Company used internal pricing model to value them. There were no transfers in or out from Level 3 during the year ended December 31, 2019. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2020 and December 31, 2019 follows. The weighted average discount rates were based on fair value. Previously issued financial statement filings were based on amortized cost. We believe fair value provides an improved presentation of weighted average discount rates.

	June 30, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3%-10%	4.2%	1%-23%	7.4%	0%-8%	2.0%	27%-81%	45.3%
Subordinated	4%-13%	7.5%	2%-35%	9.4%	0%-5%	1.4%	10%-58%	37.2%
Interest-only	0%-100%	10.1%	5%-45%	21.7%	0%-10%	1.3%	0%-85%	36.1%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	3.8%	6% -20%	9.4%	0% -9%	1.8%	26% -82%	42.0%
Subordinated	0% -13%	5.3%	6% -35%	9.6%	0% -6%	1.3%	27% -55%	36.7%
Interest-only	0% -100%	11.4%	6% -43%	18.5%	0% -6%	1.0%	26% -83%	35.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of June 30, 2020 and December 31, 2019 follows:

	June 30, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0%-10%	3.5%	5%-20%	8.6%	0%-3%	1.5%	30%-75%	60.2%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.3%	6% - 20%	9.1%	0% - 3%	1.4%	30% - 75%	59.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned subprime residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned subprime residential mortgage loans, as of June 30, 2020 and December 31, 2019 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned subprime mortgages at fair value as of June 30, 2020 and December 31, 2019 follows:

	June 30, 2020	December 31, 2019
Factor:
Coupon
Base Rate	4.6%	4.3%
Actual	6.4%	6.6%

FICO
Base Rate	638	636
Actual	629	624

Loan-to-value (LTV)
Base Rate	90%	86%
Actual	86%	88%

Loan Characteristics:
Occupancy
Owner Occupied	88%	89%
Investor	2%	2%
Secondary	10%	9%
Property Type
Single family	85%	85%
Manufactured housing	3%	4%
Multi-family/mixed use/other	12%	11%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2020 and December 31, 2019.

	June 30, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements (1)	2	5,944,201	6,012,236
Securitized debt, collateralized by Non-Agency RMBS	3	124,414	103,506
Long Term Debt	2	71,600	105,440
(1) The fair value of secured financing agreements includes one secured financing agreement with a non-detachable Warrant.

	December 31, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	13,427,545	13,450,193
Securitized debt, collateralized by Non-Agency RMBS	3	133,557	117,552

6. Secured Financing Agreements

Secured financing agreements include short term repurchase agreements with original maturity dates of less than one-year, long-term financing agreements with original maturity dates of more than one year and loan warehouse credit facilities collateralized by loans acquired by the Company.
The repurchase agreements are collateralized by Agency and non-agency mortgage backed securities with interest rates generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in consolidated VIEs, which are eliminated in consolidation.
The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of greater than one year which are secured by non-agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from April 2021 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in consolidated VIEs, which are eliminated in consolidation. $400 million of the long-term financing agreements has a fixed interest rate of 7% and include an attached equity warrant. See footnote 11 for details of the equity warrants issued. Maturity dates on these long-term financing agreements range from April 2021 through April 2025. The interest rates on the remaining long-term financing agreements are generally indexed to one-month and three-month LIBOR rates. During the quarter and six months ended June 30, 2020, the Company has significantly increased its long-term financing agreements.
The warehouse credit facilities collateralized by loans are repurchase agreements intended to hold loans acquired by the Company. These loans are generally held in the warehouse credit facilities until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to the one-month and three-month LIBOR rates.
The Secured financing agreements require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the Agreement. For certain Secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, during the first half of 2020, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged. At June 30, 2020, the Company has $1.3 billion of Secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay. $860 million of the long-term financing agreements are secured borrowing arrangements which are subject to the automatic stay provisions of the Bankruptcy Code.
The Secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of June 30, 2020 and December 31, 2019 were:

	June 30, 2020 (1)	December 31, 2019
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$77,008	$6,247,275
Agency CMBS (in thousands)	2,046,782	2,013,515
Non-agency RMBS and Loans held for investment (in thousands)	3,619,627	5,166,755
Total:	$5,743,417	$13,427,545

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$99,938	$6,602,039
Agency CMBS (in thousands)	2,158,413	2,102,520
Non-agency RMBS and Loans held for investment (in thousands)	5,181,023	6,694,685
Total:	$7,439,374	$15,399,244

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$2,551,002	$8,062,881
Agency CMBS (in thousands)	2,142,221	1,993,372
Non-agency RMBS and Loans held for investment (in thousands)	4,737,808	4,436,133
Total:	$9,431,031	$14,492,386

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS (in thousands)	1.15%	2.10%
Agency CMBS (in thousands)	0.28%	2.10%
Non-agency RMBS and Loans held for investment (in thousands)	4.47%	3.19%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	6 Days	14 Days
Agency CMBS (in thousands)	15 Days	13 Days
Non-agency RMBS and Loans held for investment (in thousands)	606 Days	255 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	12 Days	38 Days
Agency CMBS (in thousands)	30 Days	34 Days
Non-agency RMBS and Loans held for investment (in thousands)	628 Days	279 Days
(1) June 30, 2020 balance excludes $201 million principal related to a secured borrowing which will terminate during third quarter of 2020. The fair value of the collateral on this secured borrowing was $330 million and the interest rate was 18.7%.

At June 30, 2020 and December 31, 2019, we pledged $60 million and $20 million, respectively, of margin cash collateral to our secured financing agreement counterparties. At June 30, 2020 and December 31, 2019, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	June 30, 2020			December 31, 2019
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	2,311,122	0.48%	0.21% - 2.74%	9,709,387	2.26%	1.90% - 3.62%
30 to 59 days	296,041	2.55%	1.97% - 2.67%	800,648	2.96%	2.15% - 3.52%
60 to 89 days (1)	65,390	2.37%	2.15% - 2.43%	608,520	3.00%	2.59% - 3.35%
90 to 119 days	—	NA	NA	—	NA	NA
120 to 180 days	191,904	1.96%	1.66% - 2.93%	809,077	3.38%	3.06% - 3.46%
180 days to 1 year	1,497,192	5.34%	1.68% - 8.74%	580,886	3.42%	3.26% - 3.51%
1 to 2 years	187,187	2.92%	1.68% - 4.50%	427,981	3.28%	3.19% - 3.30%
2 to 3 years	400,000	7.00%	7.00% - 7.00%	—	NA	NA
Greater than 3 years	794,581	3.91%	1.58% - 5.56%	491,046	3.20%	3.19% - 3.20%
Total	$5,743,417	2.93%		$13,427,545	2.52%

(1) June 30, 2020 balance excludes $201 million principal related to a secured borrowing which will terminate during third quarter of 2020. The fair value of the collateral on this secured borrowing was $330 million and the interest rate was 18.7%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than $1.6 billion to $1.75 billion. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.1 billion unused warehouse credit facilities.

At June 30, 2020 the Company had an amount at risk with Goldman Sachs of 16% of its equity related to the collateral posted on secured financing agreements, the weighted average maturity of the secured financing agreements with Goldman Sachs was 1128 days and the amount at risk was $535 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of June 30, 2020. At December 31, 2019, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2020 and December 31, 2019, the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $143 million and $152 million, respectively. At June 30, 2020 and December 31, 2019, the debt carried a weighted average coupon of 6.5%. As of June 30, 2020, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the quarter and six months ended June 30, 2020, the Company did not acquire any securitized debt collateralized by Non-Agency RMBS. During the quarter and six months ended June 30, 2019, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in net loss on extinguishment of debt of $608 thousand.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$15,541	$18,826
One to Three Years	15,522	18,332
Three to Five Years	3,032	4,453
Greater Than Five Years	451	665
Total	$34,546	$42,276

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2020 and December 31, 2019, the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.7 billion and $8.2 million, respectively. At June 30, 2020 and December 31, 2019, the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 3.5% and 3.3%, respectively. As of June 30, 2020, the maturities of the debt range between the years 2023 and 2067.

During the quarter and six months ended June 30, 2020, the Company acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $147 million. This transaction resulted in net gain on extinguishment of debt of $459 thousand. The Company did not acquire any securitized debt collateralized by loans held for investments during the quarters and six months ended June 30, 2019.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at June 30, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$1,647,991	$1,582,646
One to Three Years	2,688,204	2,563,699
Three to Five Years	1,856,959	1,791,756
Greater Than Five Years	2,451,374	2,129,460
Total	$8,644,528	$8,067,561

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2020.

June 30, 2020
(dollars in thousands)
Year	Principal
2020	3,201,993
2021	2,559,613
2022	1,510,154
2023	403,236
Total	$7,674,996

8. Long Term Debt

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

As of June 30, 2020, approximately $299 million of senior notes were converted into approximately 46 million common stock of the Company. At June 30, 2020, the outstanding principal amount of these notes was $74 million and the accrued interest payable on this debt was $1 million. At June 30, 2020, the unamortized deferred debt issuance cost was $2 million, and the net interest expense was $4 million. The unamortized deferred debt issuance costs will be amortized until maturity or conversion, which will be no later than April 1, 2023.

In April 2020, concurrently with the pricing of the Notes, the Company entered into call option transactions with respect to the Common Stock (the “Capped Call Transactions”) with affiliates of Credit Suisse Securities (USA) LLC (the “Counterparty”). The Capped Call Transactions have an initial strike price of approximately $6.50 per share and cover approximately $250 million of the offering. The Capped Call Transactions will expire upon the maturity of the Notes, if not earlier exercised or terminated. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to approximately $8.45 (which represents a premium of approximately 30% over the last reported sale price of the common stock on April 7, 2020). The Capped Call Transactions are separate transactions, entered into by the Company with the Counterparty, and are not part of the terms of the Notes. The Company used approximately $33.75 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions which is recorded within additional paid in capital on the Consolidated Statements of Changes in Stockholders' Equity. The Capped Call Transactions can be settled in cash or shares at the Company's election. The fair value of this Capped Call Transaction at June 30, 2020 was approximately $45 million.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of June 30, 2020, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.6 billion and liabilities with a carrying value of $8.4 billion. As of December 31, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.5 billion and liabilities with a carrying value of $8.1 billion.

During the quarter and six months ended June 30, 2020, the Company securitized and consolidated approximately $715 million and $1.6 billion unpaid principal balance of seasoned residential subprime mortgage loans, respectively. During the year ended December 31, 2019, the Company securitized and consolidated approximately $1.5 billion unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$524,205	$598,080
Loans held for investment, at fair value	11,973,418	11,853,659
Accrued interest receivable	60,717	63,218
Other assets	20,495	29,787
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$124,414	$133,557
Securitized debt at fair value, collateralized by loans held for investment	8,277,843	7,899,259
Accrued interest payable	26,029	28,775
Other liabilities	2,791	2,644

(1) June 30, 2020 balance includes allowance for credit losses of $216 thousand.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$169,127	$200,703
Interest expense, Non-recourse liabilities of VIEs	70,816	87,529
Net interest income	$98,311	$113,174

(Increase) decrease in provision for credit losses	$(75)	$—

Servicing fees	$8,145	$8,861

	For the Six Months ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$343,809	$407,814
Interest expense, Non-recourse liabilities of VIEs	135,445	178,556
Net interest income	$208,364	$229,258

(Increase) decrease in provision for credit losses	$(216)	$—

Servicing fees	$16,382	$17,600

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2020, ranged from less than $1 million to $159 million, with an aggregate amount of $1.7 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2019, ranged from less than $1 million to $191 million, with an aggregate amount of $2.0 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion, and $1.6 billion at June 30, 2020 and December 31, 2019, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Treasury futures are derivatives which track the prices of specific Treasury securities and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to delivering the underlying security. The Company uses Treasury futures to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2020 and December 31, 2019. The Company did not have any derivative instruments as of June 30, 2020.

June 30, 2020
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$—	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$—		$—		$—

		December 31, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,111,300	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	619,700	Derivatives, at fair value, net	3,611	Derivatives, at fair value, net	—
Total	$4,731,000		$3,611		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2020	June 30, 2019
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$—	$(130,639)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	—	(91,288)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	(1,197)
Treasury Futures	Net realized gains (losses) on derivatives	—	(13,544)
Swaptions	Net unrealized gains (losses) on derivatives	—	(335)
Swaptions	Net realized gains (losses) on derivatives	—	(76)
Total		$—	$(237,079)

(1) Includes loss on termination of interest rate swaps of $95 million during the quarter ended June 30, 2019. There were no swap terminations during the quarter ended June 30, 2020.

		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2020	June 30, 2019
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$204,611	$(224,714)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(470,352)	(193,873)
Treasury Futures	Net unrealized gains (losses) on derivatives	(3,611)	4,128
Treasury Futures	Net realized gains (losses) on derivatives	(34,700)	(26,123)
Swaptions	Net unrealized gains (losses) on derivatives	—	(900)
Swaptions	Net realized gains (losses) on derivatives	—	(235)
Total		$(304,052)	$(441,717)
(1) Includes loss on termination of interest rate swaps of $464 million and $203 million during the six months ended June 30, 2020 and 2019, respectively.

There were no swap terminations during the quarter ended June 30, 2020. The company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the six months ended June 30, 2020. The terminated swaps had original maturities from 2023 to 2048. The company paid $95 million and $203 million to terminate interest rate swaps with a notional value of $1.3 billion and $2.8 billion during the quarter and six months ended June 30, 2019, respectively.

The Company did not have any interest rate swaps as of June 30, 2020. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2019 was 2.62% and the weighted average receive rate was 1.94%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2019 was 6 years.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share during the quarters and six months ended June 30, 2020 and 2019, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share during the quarters and six months ended June 30, 2020 and 2019, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share during the quarters and six months ended June 30, 2020 and 2019, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00, per preferred share during the quarter and six months ended June 30, 2020, respectively. The Company declared dividends to Series D preferred stockholders of $7 million, or $0.87 per preferred share during the quarter ended June 30, 2019 (long first dividend period).

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

The Company did not repurchase any of its common stock during the quarter ended June 30, 2020. The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the six months ended June 30, 2020. The Company did not repurchase any of its common stock during the quarter and six months ended June 30, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of June 30, 2020.

During the quarter and six months ended June 30, 2020, the Company declared dividends to common shareholders of $70 million and $164 million, or $0.30 and $0.80, per share, respectively. During the quarter and six months ended June 30, 2019, the Company declared dividends to common shareholders of $95 million and $188 million, or $0.50 and $1.00, per share, respectively.

Warrants

On June 8, 2020, the Company and certain lenders entered into a $400 million senior secured, non-mark-to-market Credit Agreement. In connection with the Credit Agreement, on June 8, 2020, the Company issued non-detachable Warrants to affiliates of each of the Lenders, which provides the Lenders the right to purchase up to an aggregate of 20,300,000 shares (the “Warrant Shares”) of the Company’s common stock, at a price of $0.01 per share, representing approximately 7.7% of the Company’s common stock after giving effect to the issuance of the Warrant Shares. The number of Warrant Shares may be proportionally adjusted for stock distributions, stock splits, cash distributions above specified threshold amounts, mergers, reorganizations, spin-offs and other customary events, as well as issuances by the Company of common stock below specified levels (subject to certain exceptions). The Warrants have an exercise price of $0.01 per share and are exercisable generally on the earlier of (i) June 8, 2023; (ii) the date on which the amounts financed under the Credit Agreement are discharged in full, and (iii) an event of default is declared under the Credit Agreement and all amounts are then due, and are exercisable for one year. The Company is permitted to settle any exercise of the Warrants in cash at a price of 90% of the fair market value of the Company’s common stock at the time of exercise.

Earnings per share for the quarters and six months ended June 30, 2020 and 2019 respectively, are computed as follows:

	For the Quarters Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders	$(73,393)	$40,322
Effect of dilutive securities:	—	—
Dilutive net income (loss) available to common shareholders	$(73,393)	$40,322

Denominator:
Weighted average basic shares	199,282,790	187,153,007
Effect of dilutive securities	—	1,118,476
Weighted average dilutive shares	199,282,790	188,271,483

Net income (loss) per average share attributable to common stockholders - Basic	$(0.37)	$0.22
Net income (loss) per average share attributable to common stockholders - Diluted	$(0.37)	$0.21

	For the Six Months Ended
	June 30, 2020	June 30, 2019
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders	$(462,585)	$141,078
Effect of dilutive securities:	—	—
Dilutive net income (loss) available to common shareholders	$(462,585)	$141,078

Denominator:
Weighted average basic shares	193,150,696	187,132,842
Effect of dilutive securities	—	1,121,424
Weighted average dilutive shares	193,150,696	188,254,266

Net income (loss) per average share attributable to common stockholders - Basic	$(2.39)	$0.75
Net income (loss) per average share attributable to common stockholders - Diluted	$(2.39)	$0.75

For the quarter and six months ended June 30, 2020 potentially dilutive shares of 42.9 million and 22.5 million, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter and six months ended June 30, 2020 comprised of restricted stock units and performance stock units, warrants and shares from the assumed conversion of convertible debt.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2020 and 2019:

	June 30, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(137,805)	(137,805)
Amounts reclassified from AOCI	(33,021)	(33,021)
Net current period OCI	(170,826)	(170,826)
Balance as of June 30, 2020	$537,510	$537,510

	June 30, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	85,218	85,218
Amounts reclassified from AOCI	27,040	27,040
Net current period OCI	112,258	112,258
Balance as of June 30, 2019	$739,090	$739,090

The following table presents the details of the reclassifications from AOCI for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$33,021	$(22,187)	Net realized gains (losses) on sales of investments
	—	(4,853)	Net other-than-temporary credit impairment losses
	$33,021	$(27,040)	Income before income taxes
	—	—	Income taxes
	$33,021	$(27,040)	Net of tax

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 4 million shares available for future grants under the Incentive Plan as of June 30, 2020.

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

Grants of Restricted Stock Units or, RSUs

During the six months ended June 30, 2020 and 2019, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 171 thousand and 306 thousand RSU awards during the quarter and six months ended June 30, 2020, with a grant date fair value of $1 million and $4 million, respectively, for the 2020 performance year. The Company granted 48 thousand and 447 thousand RSU awards during the quarter and six months ended June 30, 2019 with a grant date fair value of $1 million and $8 million, respectively, for the 2019 performance year.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2020 and 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the six months ended June 30, 2020, the Company granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million. During the six months ended June 30, 2019, the Company granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The Company recognized stock based compensation expenses of $1 million and $3 million, respectively, and $5 million and $8 million, respectively, for the quarters and six months ended June 30, 2020 and 2019.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended June 30, 2020, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended June 30, 2020 and 2019, were $118 thousand and $126 thousand, respectively. For the six months ended June 30, 2020 and 2019, the 401(k) expenses were $266 thousand and $268 thousand, respectively.

14. Income Taxes

For the quarter ended June 30, 2020 and the year ended December 31, 2019, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. There were no significant income tax expenses for the quarters and six months ended June 30, 2020 and year ended December 31, 2019.

The Company’s effective tax rate differs from its combined U.S. federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s 2018, 2017 and 2016 U.S. federal, state and local tax returns remain open for examination.

15. Credit Risk and Interest Rate Risk

The Company’s primary components of market risk are credit risk and interest rate risk. The Company is subject to interest rate risk in connection with its investments in Agency MBS and Non-Agency RMBS, residential mortgage loans, borrowings under secured financing agreements and securitized debt. When the Company assumes interest rate risk, it attempts to minimize interest rate risk through asset selection, hedging and matching the income earned on mortgage assets with the cost of related financing.

The Company attempts to minimize credit risk through due diligence, asset selection and portfolio monitoring. The Company has established a whole loan target market including prime and subprime borrowers, Alt-A documentation, geographic diversification, owner-occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

By using derivative instruments and secured financing agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If a counterparty fails to perform on a derivative hedging instrument, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). If the counterparty fails to perform on a secured financing agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty. The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, and executing contracts and agreements with multiple counterparties to reduce exposure to a single counterparty.

Our secured financing agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(5,944,201)	$—	$(5,944,201)	$7,769,369	$59,755	$1,884,923
Total	$(5,944,201)	$—	$(5,944,201)	$7,769,369	$59,755	$1,884,923
(1) Included in other assets

	December 31, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(13,427,545)	$—	$(13,427,545)	$15,399,244	$20,211	$1,991,910
Interest Rate Swaps - Gross Assets	1,092	(1,092)	—	—	119,469	119,469
Interest Rate Swaps - Gross Liabilities	(205,703)	205,703	—	—	—	—
Treasury Futures - Gross Assets	3,611	—	3,611	—	1,514	5,125
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Total	$(13,628,545)	$204,611	$(13,423,934)	$15,399,244	$141,194	$2,116,504
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

The Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by the Company as the sole investor in the fund. As of June 30, 2020, the Company has funded $140 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

The Company issued Warrants to purchase 20.3 million shares of the Company’s common stock. See Note 11 for further discussion. At exercise, the Company will deliver 20.3 million common shares or cash at a price per share equal to 90% of the fair market value of the Company’s common stock at the time of exercise. This commitment is not reflected in the Company’s issued and outstanding shares.

17. Subsequent Events

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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in both our Form 10-K for fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans and Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At June 30, 2020, based on the amortized cost balance of our interest earning assets, approximately 75% of our investment portfolio was residential mortgage loans, 14% of our investment portfolio was Agency CMBS, 10% of our investment portfolio was Non-Agency RMBS and 1% of our investment portfolio was Agency IOs. At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS. The significant change in the composition of our portfolio at June 30, 2020 as compared to December 31, 2019 was driven by the sale of our Agency RMBS portfolio during the first quarter of 2020, as discussed below, as we sought to raise liquidity during the severe market conditions created by the novel coronavirus (COVID-19) pandemic.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of June 30, 2020, we did not own any interest rate hedges.

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

Beginning in the middle of the first quarter of 2020 and continuing into the second quarter, financial and mortgage-related asset markets have experienced significant volatility as a result of the spread of COVID-19. We expect this volatility may continue in the near term due to the heightened uncertainty relating to COVID-19's duration and potential impact. During the first quarter, the significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in secured financing agreements and MBS markets. These conditions have put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands.

In response to the current market conditions, the Federal Reserve took a number of proactive measures, including cutting its target benchmark interest rate to 0%-0.25%, instituting a quantitative easing program, including the purchase of an unconstrained amount of Agency RMBS, and putting in place a commercial paper funding facility and term and overnight repurchase agreement financing facilities, all to bolster liquidity. These measures are intended to promote price stability and the smooth functioning of the mortgage backed securities market. In addition, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, is an emergency economic stimulus package in response to the COVID-19 outbreak. We continue to evaluate the potential impact of the CARES Act, and other governmental actions and initiatives on our consolidated financial position, results of operations, and cash flows.

Many states started reopening businesses and reducing COVID-19 imposed restrictions during the second quarter of 2020. However, after reopening, certain states experienced significant increases in COVID-10 cases, prompting states to roll back or delay reopening plans. These delays are expected to have a negative impact on employment and the broader economy. The US Government continues to monitor conditions related to COVID-19 and consider various stimulus and similar programs.

Despite the measures discussed above, market conditions continue to be challenging and very uncertain. Consistent with market conditions experienced in the mortgage REIT industry during the first quarter of 2020, we observed an increase in “haircuts,”

which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, along with a mark-down of our mortgage assets held as collateral by our financing counterparties. As a result, we have been required to provide additional cash or securities to satisfy higher than historical levels of margin calls. We believe that these mark-downs are primarily a result of the severe market dislocations discussed above related to COVID-19. Although these conditions have moderately stabilized to date in the second quarter of 2020, we continue to monitor our assets closely, as the credit risk profile of our assets may be more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic. See “Part II. Other Information - Item 1A Risk Factors” below. In particular, our residential mortgage loans and Non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have the technology in place for all employees to work remotely with limited change in normal working patterns, which we put in place in during the first quarter as conditions related to COVID-19 worsened, particularly in New York City where we are based. We have exercised our business continuity plans effectively to date, with limited operational impact.

Portfolio and Financing

Consistent with current market conditions and our intention to enhance our liquidity and strengthen our cash position, we de-levered during the first quarter of 2020 and took steps to manage our portfolio through the unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Consistent with our business strategy of using our Agency MBS portfolio as a source of liquidity, we sold our Agency RMBS portfolio during the first quarter. The proceeds from the sale were used to pay off related financing indebtedness and to strengthen our balance sheet. Following this sale and giving effect to our operations in the second quarter, approximately 75% of our investment portfolio was residential mortgage loans of which 92%, or $12.0 billion, are in securitization trusts which are consolidated on our balance sheet under GAAP.  Those securitizations trusts have issued $8.3 billion in securitized debt to third parties and we have retained the first loss subordinate debt in those securitizations trusts. See note 8 for further detail.

While market conditions are challenging, we have continued our business strategy of buying residential mortgage loans and securitizing them. During the six months ended June 30, 2020, we closed on $905 million of residential mortgage loans. We sponsored two securitizations of $883 million during first quarter, two securitizations of $715 million during second quarter of 2020 and one of $338 million in early July 2020. These securitizations reduced our warehouse financing risk and put in place longer term financing by selling senior securities from the securitization trusts.

We have also taken action to limit our exposure to repurchase agreement financing to reduce margin call risk. As of June 30, 2020, our outstanding secured financing agreements which includes repurchase agreements were approximately $5.9 billion, compared to $13.4 billion at December 31, 2019, representing a reduction of approximately 56%. In addition, thus far during 2020 we have obtained and aggregate of $1.3 billion of Non-Agency and Loan financing on a non-mark-to-market basis and an additional $1.1 billion on longer term credit financing facilities that mature in 2021 or later. We believe these actions provide more stability and certainty to our credit financing strategy. Non-mark-to-market and Longer term Non-Agency and Loan financing represents approximately 78% of our credit repurchase facilities as of June 30, 2020. Financing for our Agency CMBS portfolio continues to be available at relatively attractive terms, given the current rate environment.

In April 2020, we completed the issuance of $374 million aggregate principal amount of 7.00% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. As of June 30, 2020, approximately $299 million of senior notes have been converted into approximately 46 million shares of our common stock.

On June 8, 2020, we entered into a $400 million senior secured, non-mark-to-market credit agreement with certain lenders. Pursuant to the credit agreement, we pledged approximately $550 million of existing assets, including approximately $482 million of securities from our sponsored mortgage loan securitizations, related risk retention securities, and resecuritizations. The net funds, after paying off any related financing facilities, are expected to be used by us to finance the acquisition of mortgage assets, including residential mortgage loans and mortgage-backed securities within our targeted asset classes. In connection with the credit agreement, we issued warrants to each of the lenders, which provides the lenders the right to purchase up to an aggregate of 20,300,000 shares of our common stock, at a price of $0.01 per share, representing approximately 7.7% of our common stock after giving effect to the issuance of the warrant shares. We are permitted to settle any exercise of the warrants in cash at a price of 90% of the fair market value of our common stock at the time of exercise.

We continue to seek attractive financing terms for the portfolio; however, no assurance can be given as to whether, when or what may be the terms of any such financing.

Our book value per common share was $10.63 as of June 30, 2020, down from $16.15 as of December 31, 2019. Our book value is based on June 30, 2020 issued and outstanding common shares and excludes the warrant shares discussed above. The decline in book value was a result of the market conditions discussed above.

Common Stock Buyback

On March 13, 2020, we announced a reauthorization of $150 million common stock buyback program. We did not repurchase any shares of common stock during the second quarter of 2020. As of June 30, 2020, we had repurchased approximately $22 million of common stock under the program.

2020 Common Stock Dividends

During the quarter and six months ended June 30, 2020, we declared dividends to common shareholders of $70 million and $164 million, or $0.30 and $0.80, per share, respectively.

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

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2020 and 2019.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net interest income:
Interest income (1)	$245,922	$339,914	$546,189	$690,303
Interest expense (2)	129,256	198,110	271,339	401,060
Net interest income	116,666	141,804	274,850	289,243

Increase (decrease) in provision for credit losses	(4,497)	—	1,817	—

Net other-than-temporary credit impairment losses	—	—	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	(132,171)	201,000	(221,486)
Realized gains (losses) on terminations of interest rate swaps	—	(95,211)	(463,966)	(203,257)
Net realized gains (losses) on derivatives	—	(9,697)	(41,086)	(16,974)
Net gains (losses) on derivatives	—	(237,079)	(304,052)	(441,717)
Net unrealized gains (losses) on financial instruments at fair value	(171,921)	190,748	(432,809)	391,561
Net realized gains (losses) on sales of investments	26,380	(7,526)	102,234	1,077
Gains (losses) on extinguishment of debt	459	(608)	459	(608)
Total other gains (losses)	(145,082)	(54,465)	(634,168)	(49,687)

Other expenses:
Compensation and benefits	10,255	12,114	23,190	26,484
General and administrative expenses	6,562	6,217	12,239	12,019
Servicing fees	9,473	9,280	19,462	18,243
Transaction expenses	4,710	813	9,616	895
Total other expenses	31,000	28,424	64,507	57,641
Income (loss) before income taxes	(54,919)	58,915	(425,642)	177,062
Income taxes	36	155	68	155
Net income (loss)	$(54,955)	$58,760	$(425,710)	$176,907

Dividends on preferred stock	18,438	18,438	36,875	35,829

Net income (loss) available to common shareholders	$(73,393)	$40,322	$(462,585)	$141,078

Net income (loss) per share available to common shareholders:
Basic	$(0.37)	$0.22	$(2.39)	$0.75
Diluted	$(0.37)	$0.21	$(2.39)	$0.75

Weighted average number of common shares outstanding:
Basic	199,282,790	187,153,007	193,150,696	187,132,842
Diluted	199,282,790	188,271,483	193,150,696	188,254,266

Dividends declared per share of common stock	$0.30	$0.50	$0.80	$1.00

(1) Includes interest income of consolidated VIEs of $169,127 and $200,703 for the quarters ended June 30, 2020 and 2019, respectively and $343,809 and $407,814 for the six months ended June 30, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $70,816 and $87,529 for the quarters ended June 30, 2020 and 2019, respectively and $135,445 and $178,556 for the six months ended June 30, 2020 and 2019, respectively. See Note 8 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Six Months Ended June 30, 2020 and 2019.

Beginning in March 2020, the global COVID-19 pandemic began to impact the U.S. and global economies including the mortgage REIT industry and impacted our business and our results of operations. Because of the size and breadth of the COVID-19 pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. As discussed above, the significant dislocation in the financial markets due to the COVID-19 pandemic has caused a sharp decrease in interest rates, credit spread widening and an unprecedented illiquidity in secured financing agreements and MBS markets which in turn has negatively affected asset pricing on our portfolio.

We have taken steps to respond to current market conditions, enhance our liquidity and strengthen our cash position by, among other things, selling our Agency RMBS portfolio and using the proceeds to pay off related financing indebtedness and hedging, closing five securitizations and reducing short term repurchase agreement financing risk and establishing longer term financing. However, the COVID-19 pandemic and related disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our business. We have also adopted current expected credit losses (or CECL) accounting guidance beginning January 1, 2020. The factors described above and throughout this Quarterly Report on Form 10-Q (particularly as related to COVID-19) have driven the majority of our results of operations for the quarter and six months ended June 30, 2020 and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions and related future uncertainty.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.
For the quarter ended June 30, 2020, our net loss available to common shareholders was $73 million, or $0.37 per average basic common share, compared to net income of $40 million, or $0.22 per average basic common share for the same period in 2019. The net loss available to common shareholders for the quarter ended June 30, 2020, compared to the same period gain in 2019, was primarily due to a net unrealized loss of $172 million on financial instruments at fair value as compared to net unrealized gains of $191 million in 2019. Additionally, there were no gains or losses on derivatives for the quarter ended June 30, 2020 as compared to a $237 million net loss on derivatives in 2019, which offset the 2019 unrealized gains on financial instruments at fair value.

For the six months ended June 30, 2020, our net loss available to common shareholders was $463 million, or $2.39 per average basic common share, compared to a net income of $141 million, or $0.75 per average basic common share for the same period in 2019. The net loss available to common shareholders for the six months ended June 30, 2020 was primarily due to portfolio repositioning efforts and downward asset pricing of our portfolio because of the COVID-19 pandemic. We had net unrealized losses on financial instruments at fair value of $433 million and net losses on derivatives of $304 million, partially offset by net interest income of $275 million and gains on sales of investments of $102 million during the six months ended June 30, 2020.

Interest Income

The changes in our interest income for the quarter and six months ended June 30, 2020, as compared to the same period in 2019, are primarily driven by selling of our Agency RMBS portfolio and adoption of CECL guidance.

Interest income decreased by $94 million, or 28%, to $246 million for the quarter ended June 30, 2020, as compared to $340 million for the same period in 2019. For the six months ended June 30, 2020, interest income decreased by $144 million, or 21%, to $546 million, as compared to $690 million for the same period in 2019. The decline in interest income for both the quarter and six months ended June 30, 2020 is primarily due to the sale of the Agency RMBS portfolio to respond to current market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio reduced our interest income earned on Agency RMBS by $73 million and $115 million, respectively, for the quarter and six months ended June 30, 2020, as compared to the same periods in 2019. Additionally, the adoption of CECL guidance resulted in a reduction of yields on certain Non-Agency RMBS investments causing a decrease in interest income earned of approximately $17 million and $28 million, respectively for the quarter and six months ended June 30, 2020, as compared to the same periods in 2019 in the Non-Agency RMBS portfolio.

Interest Expense

Interest expense decreased by $69 million, or 35%, to $129 million for the quarter ended June 30, 2020, as compared to $198 million for the same period in 2019. For the six months ended June 30, 2020, interest expense decreased by $130 million, or 32%, to $271 million, as compared to $401 million for the same period in 2019. The decline in interest expense for both the quarter and six months ended June 30, 2020, as compared to the same periods in 2019, were primarily driven by Federal Funds rate cuts, a reduction on secured financing agreements collateralized by Agency MBS and lower borrowing rates on our Securitized Debt collateralized by Loans held for investments for the quarter and six months ended June 30, 2020 as compared to the same periods in 2019.

Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure that equals GAAP net interest income excluding net realized gains or losses on interest rate swaps, interest expense on long term debt and any interest earned on cash. Realized gains or losses on our interest rate swaps are the periodic net settlement payments made or received. For the purpose of computing Economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing actual interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2020	$245,922	$129,256	$—	$(4,391)	$124,865	$116,666	$—	$4,358	$121,024
For the Quarter Ended March 31, 2020	$300,266	$142,083	$6,385	$—	$148,468	$158,183	$(6,385)	$(1,266)	$150,532
For the Quarter Ended December 31, 2019	$340,662	$169,203	$5,409	$—	$174,612	$171,459	$(5,409)	$(1,664)	$164,386
For the Quarter Ended September 30, 2019	$330,144	$188,551	$963	$—	$189,514	$141,593	$(963)	$(2,465)	$138,165
For the Quarter Ended June 30, 2019	$339,914	$198,110	$(3,923)	$—	$194,187	$141,804	$3,923	$(2,237)	$143,490
(1) Primarily interest expense on Long term debt and interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2020			June 30, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$132,915	$682	2.1%	$8,866,523	$73,652	3.3%
Agency CMBS	2,223,629	20,161	3.6%	2,138,240	19,573	3.7%
Non-Agency RMBS	1,758,255	57,515	13.1%	1,918,451	74,618	15.6%
Loans held for investment	13,202,723	167,531	5.1%	11,906,654	169,834	5.7%
Total	$17,317,522	$245,889	5.7%	$24,829,868	$337,677	5.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$77,114	$228	1.2%	$8,566,949	$55,147	2.6%
Agency CMBS	2,188,202	2,346	0.4%	1,896,296	11,601	2.4%
Non-Agency RMBS	1,292,934	22,408	6.9%	1,284,996	13,155	4.1%
Loans held for investment	2,978,013	27,338	3.7%	2,892,756	26,755	3.7%
Securitized debt	8,459,641	72,545	3.4%	7,943,504	87,529	4.4%
Total	$14,995,904	$124,865	3.3%	$22,584,501	$194,187	3.4%

Economic net interest income/net interest rate spread		$121,024	2.4%		$143,490	2.0%

Net interest-earning assets/net interest margin	$2,321,618		2.8%	$2,245,367		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.10

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Six Months Ended
	June 30, 2020			June 30, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$2,715,407	$43,345	3.2%	$9,198,082	$158,297	3.4%
Agency CMBS	2,213,342	40,860	3.7%	2,052,818	38,523	3.8%
Non-Agency RMBS	1,816,723	118,529	13.0%	1,866,132	146,145	15.7%
Loans held for investment	13,430,616	342,157	5.1%	12,010,129	343,530	5.7%
Total	$20,176,088	$544,891	5.4%	$25,127,161	$686,495	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$2,551,002	$27,342	2.1%	$8,683,452	$109,183	2.5%
Agency CMBS	$2,142,221	$14,706	1.4%	1,792,056	26,877	3.0%
Non-Agency RMBS	1,320,438	32,073	4.9%	1,237,309	25,345	4.1%
Loans held for investment	3,417,370	60,229	3.5%	2,803,420	51,715	3.7%
Securitized debt	8,251,762	138,984	3.4%	8,124,730	178,556	4.4%
Total	$17,682,793	$273,334	3.1%	$22,640,967	$391,676	3.5%

Economic net interest income/net interest rate spread		$271,557	2.3%		$294,819	2.0%

Net interest-earning assets/net interest margin	$2,493,295		2.7%	$2,486,193		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.14			1.11

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $22 million to $121 million for the quarter ended June 30, 2020 from $143 million for the same period of 2019. Our Economic net interest income decreased by $23 million to $272 million for the six months ended June 30, 2020 from $295 million for the same period of 2019. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 40 and 30 basis points for the quarter and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 50 and 40 basis points for the quarter and six months ended June 30, 2020, respectively, as compared to the same periods of 2019. Our Average net interest-earning assets increased by $76 million to $2.3 billion for the quarter ended June 30, 2020, compared to $2.2 billion for the same period of 2019. Our Average net interest-earning assets remained relatively unchanged at $2.5 billion for the six months ended June 30, 2020 and 2019. The increase in our net interest rate spread and net interest margin is primarily due to the decline in interest rates on our financing arrangements. Following the sale of our Agency RMBS portfolio in the first quarter of 2020, we expect that our total Economic net interest income will decline over the near term as our interest earnings asset balances will be lower and financing expenses are expected to be higher.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using secured financing agreements and securitized debt is typically correlated to LIBOR and the term of the financing. The table below shows our average borrowed funds, Economic interest expense, average cost of funds (inclusive of realized losses on interest rate swaps), average one-month LIBOR, average three-month LIBOR and average one-month LIBOR relative to average three-month LIBOR.

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2020	$14,995,904	$124,865	3.33%	0.35%	0.60%	(0.25)%
For The Quarter Ended March 31, 2020	$19,834,389	$148,468	2.99%	1.40%	1.53%	(0.13)%
For The Quarter Ended December 31, 2019	$22,237,809	$174,612	3.14%	1.79%	1.93%	(0.14)%
For The Quarter Ended September 30, 2019	$22,415,775	$189,514	3.38%	2.18%	2.20%	(0.02)%
For The Quarter Ended June 30, 2019	$22,584,501	$194,187	3.44%	2.44%	2.51%	(0.07)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $8 billion for the quarter ended June 30, 2020, as compared to the same period of 2019. Economic interest expense decreased by $69 million for the quarter ended June 30, 2020, as compared to the same period of 2019. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our secured financing agreements collateralized by Agency MBS, the decrease in average one-month and three-month LIBOR and the sale of our Agency RMBS portfolio during first quarter of 2020. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

The update did not have any impact on financial instruments which were carried at fair value with changes in fair value recorded in earnings. The update required us to record a cumulative-effect adjustment related to the financial instruments under the scope of this update to the statement of financial position at the effective date. As all financial instruments impacted by the update were in an unrealized gain position as of the transition date, there was no impact on the financial statements on transition date and no cumulative-effect adjustment was required. For the quarter and six months ended June 30, 2020, we recorded a decrease in provision for credit losses of $4.5 million and an increase in provision for credit losses of $1.8 million, respectively. The increases and decreases in provision for credit losses were primarily driven by changes in expected losses and delinquencies during the reported periods.

Net Gains (losses) on derivatives

As discussed earlier, we removed all of our derivative positions during the first quarter of 2020 in response to market disruptions driven by COVID-19. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and six months ended June 30, 2020 and 2019 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The increase in the net periodic interest cost of the interest rate swaps during the six ended June 30, 2020 are primarily due to lower floating receive rates driven by lower LIBOR rates, compared to fixed higher pay rates on our swap portfolio as compared to the same period of 2019.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters and six months ended June 30, 2020 and 2019, respectively.

	For the Quarters Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$—	$3,923	$(6,386)	$9,384
Realized gains (losses) on derivative instruments, net:
Swaps Terminations	—	(95,211)	(463,966)	(203,257)
Treasury Futures	—	(13,544)	(34,700)	(26,123)
Swaptions	—	(76)	—	(235)
Total realized gains (losses) on derivative instruments, net	—	(108,831)	(498,666)	(229,615)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	—	(130,639)	204,611	(224,714)
Treasury Futures	—	(1,197)	(3,611)	4,128
Swaptions	—	(335)	—	(900)
Total unrealized gains (losses) on derivative instruments, net:	—	(132,171)	201,000	(221,486)
Total gains (losses) on derivative instruments, net	$—	$(237,079)	$(304,052)	$(441,717)

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including any reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. We did not have any derivatives during the quarter ended June 30, 2020. We recognized total net losses on derivatives of $237 million during quarter ended June 30, 2019, driven by swap terminations and unrealized losses. During the six months ended June 30, 2020, we recognized total net losses on derivatives of $304 million, compared to net losses on derivatives of $442 million during the same period of 2019.

We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the six months ended June 30, 2020. The terminated swaps had original maturities of 2023 to 2048. We paid $203 million to terminate interest rate swaps with a notional value of $2.8 billion during the six months ended June 30, 2019.

We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $14 million on our short Treasury futures positions for the quarter ended June 30, 2019. We had net realized losses of $35 million and $26 million on our short Treasury futures positions for the six months ended June 30, 2020 and June 30, 2019, respectively. The realized losses on Treasury futures were driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our economic interest expense and economic net interest income. We closed our swaption position during the year ended December 31, 2019.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The disruptions of the financial markets due to the COVID-19 pandemic has caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in secured financing agreements and MBS markets. These conditions have put significant downward pressure on our portfolio's market pricing. During the six months ended June 30, 2020, our MBS and loan assets in aggregate experienced mark to market losses of $600 million which were offset partially by reduction in mark to market of liabilities of $167 million. We recorded Net unrealized losses on financial instruments at fair value for the quarter and six months ended June 30, 2020 of $172 million and $433 million, respectively, as compared to the Net unrealized gains on financial instruments at fair value for the quarter and six months ended June 30, 2019 of $191 million and $392 million, respectively.

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

In response to the current disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio during the first quarter of 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the quarter ended June 30, 2020. We had net realized gains on sales of investments of $26 million and $102 million during the quarter and six months ended June 30, 2020. For the quarter and six months ended June 30, 2019, we had net realized losses of $8 million and net realized gains of $1 million on sales of investments.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. During the quarter and six months ended June 30, 2020, the we did not acquire any securitized debt collateralized by Non-Agency RMBS. During the quarter and six months ended June 30, 2019, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand.

During the quarter and six months ended June 30, 2020, we acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $147.1 million for $146.7 million. This transaction resulted in net gain on extinguishment of debt of $459 thousand. We did not acquire any securitized debt collateralized by loans held for investments during the quarters and six months ended June 30, 2019.

Long Term Debt Expense

During second quarter of 2020, we issued $374 million aggregate principal amount of 7.00% convertible senior notes due 2023 that pays semi-annual interest. As of June 30, 2020, approximately $299 million of senior notes were converted into approximately 46 million shares of our common stock. At June 30, 2020, the outstanding principal amount of these notes was $74 million and the accrued interest payable on this debt was $1 million. At June 30, 2020, the unamortized deferred debt issuance cost was $2 million, and the net interest expense was $4 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended June 30, 2020	$21,527	0.46%	2.59%
For The Quarter Ended March 31, 2020	$23,518	0.41%	2.61%
For The Quarter Ended December 31, 2019	$24,831	0.36%	2.50%
For The Quarter Ended September 30, 2019	$22,134	0.32%	2.22%
For The Quarter Ended June 30, 2019	$19,144	0.27%	1.93%

Compensation and benefit costs were $10 million and $12 million for the quarters ended June 30, 2020 and 2019, respectively, and $23 million and $26 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in Compensation and benefit costs were primarily driven by lower bonus accruals and stock based compensation.

G&A expenses were $7 million and $6 million for the quarters ended June 30, 2020 and 2019, respectively, and $12 million for the six months ended June 30, 2020 and 2019. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $5 million and $813 thousand for the quarters ended June 30, 2020 and 2019, respectively, and $10 million and $895 thousand for the six months ended June 30, 2020 and 2019, respectively. The increase is driven by higher securitization activity during the quarter and six months ended June 30, 2020 as compared to the same period of 2019.

Servicing Fees

Servicing fees expenses were $9 million for the quarters ended June 30, 2020 and 2019. For the six months ended June 30, 2020 and 2019, servicing fees were $19 million and $18 million. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 20 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains on the aggregate portfolio, provision for credit losses, interest expense on long term debt, impairment losses, realized gains on sales of investments, realized gains or losses on futures, realized gains or losses on swap terminations, gain on deconsolidation, extinguishment of debt and expenses incurred in relation to securitizations. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense.

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

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average diluted common share amounts. The Core earnings is presented on an adjusted dilutive shares basis. The adjusted dilutive shares used for core earnings is a non-GAAP measure which includes the GAAP dilutive shares of 199 million, adjusted for potentially dilutive shares of 43 million less the dilutive effect of approximately 5 million shares on warrants issued in second quarter of 2020.  We exclude the dilutive effect of the warrants as the warrant holders do not participate in dividends. Certain prior period amounts have been reclassified to conform to the current period's presentation.

	For the Quarters Ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$(73,393)	$(389,193)	$111,881	$87,888	$40,322
Adjustments:
Interest expense on long term debt	4,391	—	—	—	—
Increase (decrease) in provision for credit losses	(4,497)	6,314	—	—	—
Net unrealized (gains) losses on derivatives	—	(201,000)	(83,656)	(31,620)	132,171
Net unrealized (gains) losses on financial instruments at fair value	171,921	260,887	112,751	(130,825)	(190,748)
Net realized (gains) losses on sales of investments	(26,380)	(75,854)	(17,687)	(1,596)	7,526
(Gains) losses on extinguishment of debt	(459)	—	(9,926)	—	608
Realized (gains) losses on terminations of interest rate swaps	—	463,966	8,353	148,114	95,211
Net realized (gains) losses on Futures (1)	—	34,700	(8,229)	19,138	13,544
Transaction expenses	4,710	4,906	6,639	3,415	812
Stock Compensation expense for retirement eligible awards	(273)	1,189	(45)	(145)	(144)
Core Earnings	$76,020	$105,915	$120,081	$94,369	$99,302

GAAP net income per diluted common share	$(0.37)	$(2.08)	$0.59	$0.47	$0.21
Core earnings per adjusted diluted common share (2)	$0.32	$0.56	$0.64	$0.50	$0.53

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

Our core earnings for the quarter ended June 30, 2020 were $76 million, or $0.32 per average diluted common share and declined by $23 million, or $0.21, as compared to $99 million, or $0.53 per average diluted common share, for the quarter ended June 30, 2019. The decline in core earnings were driven by decline in interest income driven by sale of our Agency RMBS portfolio and higher diluted common shares denominator due to conversions of convertible debt into common shares.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2020	(6.62)%	14.58%	12.72%
For the Quarter Ended March 31, 2020	(41.21)%	16.73%	15.88%
For the Quarter Ended December 31, 2019	13.12%	16.55%	15.78%
For the Quarter Ended September 30, 2019	10.68%	13.88%	12.37%
For the Quarter Ended June 30, 2019	5.93%	14.49%	13.10%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity decreased for the quarter ended June 30, 2020, as compared to the same period of 2019, driven by lower net interest income due to sale of Agency RMBS portfolio and higher unrealized mark to market losses on our financial instruments due to COVID-19 related market disruptions. Economic net interest income as a percentage of average equity increased slightly by 9 basis points for the quarter ended June 30, 2020 compared to the quarter ended June 30, 2019. Our Economic Net Interest Income declined by $22 million to $121 million for the quarter ended June 30, 2020 from $143 million for the same period of 2019. Core earnings as a percentage of average common equity decreased by 38 basis points for the quarter ended June 30, 2020 compared to the same period of 2019. This decrease was primarily driven by decline in interest income due to the sale of our Agency RMBS portfolio.

Financial Condition

Portfolio Review

In a response to current disruptions in financial markets caused by COVID-19, we have taken steps to enhance our liquidity and strengthen our cash position. We have sold our Agency RMBS portfolio to bolster liquidity and de-lever our balance sheet. We used the proceeds from our Agency MBS sales to pay off related secured financing agreements and derivatives. During the six months ended June 30, 2020, on an aggregate basis, we purchased $1.2 billion of investments, sold $6.6 billion of investments and received $1.6 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
Interest earning assets at period-end (1)	$17,940,610	$26,248,233
Interest bearing liabilities at period-end	$14,670,326	$21,740,710
GAAP Leverage at period-end	4.3:1	5.5:1
GAAP Leverage at period-end (recourse)	1.8:1	3.4:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.0%	7.9%
Senior	5.1%	4.5%
Subordinated	3.3%	2.2%
Interest-only	1.6%	1.2%
Agency RMBS	0.8%	25.7%
Pass-through	—%	25.1%
Interest-only	0.8%	0.6%
Agency CMBS	13.8%	11.0%
Project loans	13.6%	10.8%
Interest-only	0.2%	0.2%
Loans held for investment	75.4%	55.4%
Fixed-rate percentage of portfolio	94.9%	95.9%
Adjustable-rate percentage of portfolio	5.1%	4.1%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at June 30, 2020 and December 31, 2019. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,697,252	$51.81	$79.06	4.6%	16.8%	9.3%	9.5%	2.3%	3.5%	52.0%	2.8%
Subordinated	$893,311	$62.91	$58.51	3.6%	6.4%	10.7%	10.2%	0.4%	1.0%	26.7%	3.8%
Interest-only	$6,380,154	$4.31	$5.01	1.5%	15.5%	22.6%	16.9%	1.2%	1.9%	51.9%	—%
Agency RMBS
Pass-through	$—	$—	$—	—%	—%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,425,919	$9.16	$7.52	1.4%	2.1%	17.6%	14.5%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,297,301	$101.71	$111.97	3.8%	3.7%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,690,539	$2.40	$2.37	0.7%	5.0%	9.5%	3.8%	N/A	N/A	N/A	N/A
Loans held for investment	$13,129,822	$98.74	$99.43	5.8%	5.1%	8.2%	8.6%	1.2%	1.7%	51.1%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$2,024,567	$52.98	$84.01	5.0%	20.8%	9.6%	9.3%	4.5%	4.5%	48.7%	3.8%
Subordinated	$876,592	$63.15	$71.25	3.7%	6.9%	10.1%	11.3%	1.0%	2.8%	42.6%	3.9%
Interest-only	$7,458,653	$4.04	$3.87	1.1%	8.4%	18.3%	11.0%	1.6%	2.4%	56.0%	—%
Agency RMBS
Pass-through	$6,080,547	$102.15	$104.64	4.0%	3.4%	37.4%	21.9%	N/A	N/A	N/A	N/A
Interest-only	$1,539,941	$9.06	$8.29	1.6%	4.0%	14.9%	9.9%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,621,938	$101.82	$106.86	3.7%	3.6%	—%	0.1%	N/A	N/A	N/A	N/A
Interest-only	$1,817,246	$2.81	$2.70	0.7%	4.7%	5.3%	2.5%	N/A	N/A	N/A	N/A
Loans held for investment	$13,924,291	$98.61	$102.83	5.7%	5.2%	8.6%	8.5%	1.6%	1.7%	52.0%	N/A
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

	For the Quarters Ended
Accretable Discount (Net of Premiums)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(dollars in thousands)
Balance, beginning of period	$438,232	$494,255	$494,780	$514,095	$485,040
Accretion of discount	(22,508)	(24,784)	(44,342)	(33,256)	(35,964)
Purchases	—	(4,336)	(12,541)	(13,772)	48,736
Sales and deconsolidation	(23,425)	438	(786)	1,536	409
Transfers from/(to) credit reserve, net	18,148	(27,341)	57,144	26,177	15,874
Balance, end of period	$410,447	$438,232	$494,255	$494,780	$514,095

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing commitments to repay our borrowings, purchase RMBS, residential mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities including warehouse facilities, and proceeds from equity or other securities offerings.

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic driven disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our liquidity. During the six months ended June 30, 2020, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls above historical norms. These trends, if continued, will have a negative adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how COVID-19 may impact our liquidity and capital resources. As discussed in greater detail above in “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing during the second quarter to reduce our risk to margin calls related to shorter-term repurchase financing.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master secured financing agreements, warehouse facilities and secured financing agreements facilities with our counterparties. Because secured financing agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of secured financing agreements and, subject to market conditions, other types of financing. The terms of the secured financing transaction borrowings under our master secured financing agreement generally conform to the terms in the standard master secured financing agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master secured financing agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required haircuts or the percentage that is subtracted from the value of MBS that collateralizes the financing, purchase price maintenance requirements, and requirements that all disputes related to the secured financing agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders. We expect these terms to be more restrictive and onerous in future as a result of current market disruptions.

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

To meet our longer-term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities, as well as proceeds from equity or other securities offerings. If the current market disruptions due to COVID-19 continues for a longer time period it will adversely affect our ability to generate earnings, borrowing under various financing facilities or raise capital by issuing common or preferred equity securities.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured secured financing agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $303 million and $110 million at June 30, 2020 and December 31, 2019, respectively. In our response to COVID-19 pandemic related disruptions we made efforts to increase our liquidity and cash position by $193 million from December 31, 2019 to June 30, 2020.

Our operating activities provided net cash of approximately $18 million and used net cash of approximately $147 million for the six months ended June 30, 2020 and 2019, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid during the period. For the six months ended June 30, 2020 and 2019 interest received net of interest paid was $305 million and $280 million, respectively. In addition, we used cash of $464 million for payments on swap terminations, which was offset by cash received for realized gains on securities of $102 million during the six months ended June 30, 2020. The cash used for the six months ended June 30, 2019 was also driven by payments on swap terminations of $203 million and derivative margin of $157 million.

Our investing activities provided cash of $7.0 billion and used cash of $462 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we received cash from sale of Agency RMBS investments of $6.5 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.6 billion. This cash provided was offset in part by cash used on investment purchases of $1.2 billion, consisting of $885 million in purchases of Loans held for investments, $292 million in Agency CMBS fundings, and $20 million in Non-Agency RMBS purchases. During the six months ended June 30, 2019, we received cash for sale of investments of $2.6 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.6 billion. This cash provided was offset in part by cash used on investment purchases of $3.8 billion, consisting of $2.4 billion in Agency MBS purchases, $1.1 billion in purchases of Loans held for investments and $265 million in Non-Agency RMBS purchases. The $265 million in Non-Agency RMBS purchases comprised primarily of subordinate interest of $188 million in a Freddi Mac seasoned loan pool held in the Hains Point fund. This subordinate interest is not guaranteed by Freddie Mac for interest or principal.

Our financing activities used cash of $6.9 billion and $308 million for the six months ended June 30, 2020 and 2019, respectively which was due to de-levering of our financial position by reducing our secured financing agreements obligations. During the six months ended June 30, 2020, we used cash for net payments on our secured financing agreements of $7.5 billion, repayment of principal on our securitized debt of $929 million, and paid common and preferred dividends of $223 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $1.5 billion and convertible debt issuance of $361 million. During the six months ended June 30, 2019, we used cash for repayment of principal on our securitized debt of $763 million and for common and preferred dividend paid of $223 million. This cash used was offset in part by cash received from net proceeds on our secured financing agreements of $484 million and Series D preferred stock offering of $193 million.
Our recourse leverage was 1.8:1 and 3.4:1at June 30, 2020 and at December 31, 2019, respectively. The reduction in recourse leverage was a result of reduction in our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At June 30, 2020 and December 31, 2019, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	June 30, 2020			December 31, 2019
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	2,311,122	0.48%	0.21% - 2.74%	9,709,387	2.26%	1.90% - 3.62%
30 to 59 days	296,041	2.55%	1.97% - 2.67%	800,648	2.96%	2.15% - 3.52%
60 to 89 days (1)	65,390	2.37%	2.15% - 2.43%	608,520	3.00%	2.59% - 3.35%
90 to 119 days	—	NA	NA	—	NA	NA
120 to 180 days	191,904	1.96%	1.66% - 2.93%	809,077	3.38%	3.06% - 3.46%
180 days to 1 year	1,497,192	5.34%	1.68% - 8.74%	580,886	3.42%	3.26% - 3.51%
1 to 2 years	187,187	2.92%	1.68% - 4.50%	427,981	3.28%	3.19% - 3.30%
2 to 3 years	400,000	7.00%	7.00% - 7.00%	—	NA	NA
Greater than 3 years	794,581	3.91%	1.58% - 5.56%	491,046	3.20%	3.19% - 3.20%
Total	$5,743,417	2.93%		$13,427,545	2.52%

(1) June 30, 2020 balance excludes $201 million principal related to a secured borrowing which will terminate during third quarter of 2020. The fair value of the collateral on this secured borrowing was $330 million and the interest rate was 18.7%.

Average remaining maturity of Secured financing agreements secured by:
	June 30, 2020	December 31, 2019
Agency RMBS (in thousands)	6 days	14 days
Agency CMBS (in thousands)	15 days	13 days
Non-agency RMBS and Loans held for investment (in thousands)	606 days	255 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Due to the market disruptions and downward market pricing trends driven by COVID-19, our counterparties have negotiated higher haircuts. At June 30, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency IO investments was 30.8%, Agency CMBS was 5.0% and Non-Agency RMBS and Loans held for investments was 28.9%. At December 31, 2019, the weighted average haircut on secured financing agreements collateralized by Agency RMBS was 5.0%, Agency CMBS was 5.0% and Non-Agency RMBS and Loans held for investments was 22.9%. At June 30, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 1.2%, Agency CMBS was 0.3% and Non-Agency MBS and Loans held for investment was 4.5%. At December 31, 2019, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 2.1%, Agency CMBS was 2.1% and Non-Agency MBS and Loans held for investment was 3.2%, respectively.

As the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

The table below presents our average daily repurchase balance and the repurchase balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End June 30, 2020	$6,536,264	$5,944,201
Quarter End March 31, 2020	$11,754,793	$7,146,996
Quarter End December 31, 2019	$14,479,405	$13,427,545
Quarter End September 30, 2019	$14,596,640	$15,002,106
Quarter End June 30, 2019	$14,640,997	$14,514,719

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2020 and December 31, 2019, the carrying value of our total interest-bearing debt was approximately $14.7 billion and $21.7 billion, respectively, which represented a leverage ratio for both periods of approximately 4.3:1 and 5.5:1. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2020, we reduced our exposure to counterparties and had secured financing agreements with 16 counterparties as compared to 31 counterparties at year ended December 31, 2019. All of our secured financing agreements are secured by Agency, Non-Agency RMBS and Loans held for investments and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As the disruptions due to COVID-19 continues and deteriorate liquidity conditions for our counterparties we believe our risk of loss to our collateral posted increases. As of June 30, 2020, and December 31, 2019, we had $7.4 billion and $15.4 billion, respectively, of securities pledged against our secured financing agreements obligations.

We expect to renew our secured financing agreements at maturity but due to current financial markets disruptions there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2020:

June 30, 2020

Country	Number of Counterparties	Secured Financing Agreement	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	11	$3,737,104	$—	$1,109,394
Japan	1	949,588	—	323,571
Switzerland	1	220,796	—	76,855
Canada	1	517,826	—	202,560
Netherlands	1	148,269	—	7,886
South Korea	1	169,834	—	5,967
Total	16	$5,743,417	$—	$1,726,233
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

At June 30, 2020, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Pursuant to our Repurchase Program, during the first quarter of 2020, we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million. We did not repurchase any share of common stock during the second quarter of 2020, and there were no stock repurchases during the year ended December 31, 2019. During the second quarter of 2020 we issued approximately 46 million shares of our common stock upon conversion of the $299 million convertible senior notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

During the quarter and six months ended June 30, 2020, we declared dividends to common shareholders of $70 million and $164 million, or $0.30 and $0.80, per share, respectively. During the quarter and six months ended June 30, 2019, we declared dividends to common shareholders of $95 million and $188 million, or $0.50 and $1.00, per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share during the quarters and six months ended June 30, 2020 and 2019, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share during the quarters and six months ended June 30, 2020 and 2019, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $10,075,000, or $0.48 and $0.97 per preferred share during the quarters and six months ended June 30, 2020 and 2019, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00, per preferred share during the quarter and six months ended June 30, 2020, respectively. We did not declared dividends to Series D preferred stockholders of $7 million, or $0.87 per preferred share during the quarter ended June 30, 2019 (long first dividend period).

Warrants

On June 8, 2020, we entered into a $400 million senior secured, non-mark-to-market credit agreement with certain lenders. Pursuant to the credit agreement, we pledged approximately $550 million of existing assets, including approximately $482 million of securities from our sponsored mortgage loan securitizations, related risk retention securities, and resecuritizations. In connection with the credit agreement, we issued warrants to each of the lenders, which provides the lenders the right to purchase up to an aggregate of 20,300,000 shares of our common stock, at a price of $0.01 per share, representing approximately 7.7% of our common stock after giving effect to the issuance of the warrant shares. We are permitted to settle any exercise of the warrants in cash at a price of 90% of the fair market value of our common stock at the time of exercise.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or RSUs
During the six months ended of June 30, 2020 and 2019, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 171 thousand and 306 thousand RSU awards during the quarter and six months ended June 30, 2020, with a grant date fair value of $1 million and $4 million, respectively, for the 2020 performance year. We granted 48 thousand and 447 thousand RSU awards during the quarter and six months ended June 30, 2019, with a grant date fair value of $1 million and $8 million, respectively, for the 2019 performance year.
Grants of Performance Share Units or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the quarter ended June 30, 2020, and March 31, 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the six months ended June 30, 2020, we granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million. During the six months ended June 30, 2019, we granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
At June 30, 2020 and December 31, 2019, there were approximately 1.9 million and 1.7 million unvested shares of restricted and performance stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2020 and December 31, 2019. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$4,562,432	$587,187	$794,582	$—	$5,944,201
Securitized debt, collateralized by Non-Agency RMBS	15,541	15,522	3,032	451	34,546
Securitized debt at fair value, collateralized by loans held for investment	1,647,991	2,688,204	1,856,959	2,451,374	8,644,528
Interest expense on MBS secured financing agreements (1)	41,057	2,681	4,938	—	48,676
Interest expense on securitized debt (1)	282,812	403,740	243,563	340,225	1,270,340
Total	$6,549,833	$3,697,334	$2,903,074	$2,792,050	$15,942,291
(1) Interest is based on variable rates in effect as of June 30, 2020.

December 31, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$12,508,518	$427,981	$491,046	$—	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS	18,826	18,332	4,453	665	42,276
Securitized debt at fair value, collateralized by loans held for investment	1,582,646	2,563,699	1,791,756	2,129,460	8,067,561
Interest expense on MBS secured financing agreements (1)	36,789	1,249	1,340	—	39,378
Interest expense on securitized debt (1)	311,848	435,462	259,004	361,241	1,367,555
Total	$14,458,627	$3,446,723	$2,547,599	$2,491,366	$22,944,315
(1) Interest is based on variable rates in effect as of December 31, 2019.

Not included in the table above are the unfunded construction loan commitments of $247 million and $540 million as of June 30, 2020 and December 31, 2019, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by us as the sole investor in the fund. As of June 30, 2020, we have funded $140 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

We have issued Warrants to purchase 20.3 million shares of our common stock.  See Note 11 for further discussion. At exercise, we will deliver 20.3 million common shares or cash at a price per share equal to 90% of the fair market value of our common stock at the time of exercise.  This commitment is not reflected in our issued and outstanding shares and is not included in the calculation of book value per common share or core earnings per adjusted diluted common shares.  We expect a reduction in book value per common share when the warrants are exercised.

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

Capital Expenditure Requirements

At June 30, 2020 and December 31, 2019, we had no material commitments for capital expenditures.

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

Credit Risk

Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our underlying MBS investments. If the effects of COVID-19result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing investments, the ability to liquidate the collateral, our ability to obtain additional financing, the future profitability of our investments. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking

Statements,” as well as “Part II. Other Information - Item 1A. Risk Factors” for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

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

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally secured financing agreements, warehouse facilities and securitization/re-securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

Given current market volatility and historically low interest rates, we do not currently have any hedges in place to mitigate the risk of rising interest rates.

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

We may enter into agreements for long term, non mark-to-market financing facilities at rates that are higher than short term secured financing agreements. Having non-mark-to-market facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2020 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2020
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	4.44%	5.21%
-50 Basis Points	4.44%	3.93%
Base Interest Rate	—	—
+50 Basis Points	(16.98)%	(3.98)%
+100 Basis Points	(33.92)%	(7.77)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2020. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2020
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$236,727	$672,310	$106,089	$16,943,708	$17,958,834
Cash equivalents	302,553	—	—	—	302,553
Total rate sensitive assets	$539,280	$672,310	$106,089	$16,943,708	$18,261,387

Rate sensitive liabilities	7,582,793	6,340,387	350,343	—	14,273,523
Interest rate sensitivity gap	$(7,043,513)	$(5,668,077)	$(244,254)	$16,943,708	$3,987,864

Cumulative rate sensitivity gap	$(7,043,513)	$(12,711,590)	$(12,955,844)	$3,987,864

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(39)%	(70)%	(71)%	22%

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

The company has been operating remotely since the middle of March 2020. While we feel our remote work environment is secure, cybersecurity attacks may increase to attempt to breach our system and take advantage of employees working from home. Although, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. We have not had a cybersecurity breach and maintain vigilant about our technology platforms, but there is no assurance that all cybersecurity risks will be mitigated.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2020.

PART II
Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our 2019 Form 10-K and Form 10-Q for the quarter ended March 31, 2020, we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our 2019 Form 10-K and Form 10-Q for the quarter ended March 31, 2020. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2020, our Board of Directors reauthorized $150 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date, and, at present, there is no intention to modify or otherwise rescind such authorization.

Pursuant to our Repurchase Program, we repurchased in open market transaction approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million during the first quarter of 2020. We did not repurchase any shares of our common stock during the second quarter of 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of June 30, 2020.

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
2.1
Transition Services Agreement, dated as of August 5, 2015, by and between the Company and Fixed Income Discount Advisory Company (filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

2.2
Secured Financing Agreement, dated as of August 5, 2015, by and between the Company and Annaly Capital Management, Inc. (filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on August 5, 2015 and incorporated herein by reference)

3.1
Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Registration Statement on Amendment No. 1 to Form S-11 (File No. 333-145525) filed on September 27, 2007 and incorporated herein by reference)

3.2
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 28, 2009 and incorporated herein by reference)

3.3
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on November 5, 2010 and incorporated herein by reference)

3.4
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.5
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on April 6, 2015 and incorporated herein by reference)

3.6
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.6 to the Company’s Report on Form 8-A filed on January 17, 2019 and incorporated herein by reference)

3.7
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference)

3.8
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

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

4.6
Form of 7.00% Convertible Senior Notes Due 2023 of the Company (attached as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on April 13, 2020 and incorporated herein by reference).

4.7
Indenture, dated April 13, 2020, between the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K on April 13, 2020 and incorporated herein by reference).

4.8
First Supplemental Indenture, dated April 13, 2020, between the Company and Wilmington Trust, National Association, as trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K on April 13, 2020 and incorporated herein by reference).

4.9	Form of Warrant, dated June 8, 2020 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 10, 2020 and incorporated herein by reference).
4.10
Form of Registration Rights Agreement, dated June 8, 2020, by and among the Company and certain affiliates of the Lenders named therein (filed as Exhibit 4.2 to the Company's Current Report on Form 8-K on June 10, 2020 and incorporated herein by reference).

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
Date: August 6, 2020

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: August 6, 2020