Form 10-Q
period 2020-09-30
CHIMERA INVESTMENT CORP
filed 2020-11-05
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2020
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
Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2020
Common Stock, $0.01 par value	233,730,629

CHIMERA INVESTMENT CORPORATION

FORM 10-Q
TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2020 (Unaudited) and December 31, 2019 (Derived from the audited consolidated financial statements as of December 31, 2019)	2

Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2020 and 2019	4

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and nine months ended September 30, 2020 and 2019	5

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2020 and 2019	6

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019	8

Notes to Consolidated Financial Statements (Unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	47

Item 3. Quantitative and Qualitative Disclosures about Market Risk	70

Item 4. Controls and Procedures	77

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	77

Item 1A. Risk Factors	77

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	77

Item 6. Exhibits	78

SIGNATURES	80

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2020	December 31, 2019
Cash and cash equivalents	$325,717	$109,878
Non-Agency RMBS, at fair value (net of allowance for credit losses of $167 thousand and $0 thousand, respectively)	2,218,289	2,614,408
Agency RMBS, at fair value	99,988	6,490,293
Agency CMBS, at fair value	1,754,740	2,850,717
Loans held for investment, at fair value	13,533,252	14,292,815
Receivable for investments sold	—	446,225
Accrued interest receivable	86,727	116,423
Other assets	75,155	194,301
Derivatives, at fair value, net	—	3,611
Total assets (1)	$18,093,868	$27,118,671
Liabilities:
Secured financing agreements ($6.7 billion and $15.4 billion pledged as collateral, respectively)	$4,700,037	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS ($528 million and $598 million pledged as collateral, respectively)	117,904	133,557
Securitized debt at fair value, collateralized by loans held for investment ($12.4 billion and $12.1 billion pledged as collateral, respectively)	8,757,449	8,179,608
Long term debt	70,641	—
Payable for investments purchased	614,583	1,256,337
Accrued interest payable	36,451	63,600
Dividends payable	76,362	98,568
Accounts payable and other liabilities	23,899	6,163
Total liabilities (1)	$14,397,326	$23,165,378

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 232,190,087 and 187,226,081 shares issued and outstanding, respectively	2,322	1,873
Additional paid-in-capital	4,517,819	4,275,963
Accumulated other comprehensive income	554,981	708,336
Cumulative earnings	3,734,659	3,793,040
Cumulative distributions to stockholders	(5,113,611)	(4,826,291)
Total stockholders' equity	$3,696,542	$3,953,293
Total liabilities and stockholders' equity	$18,093,868	$27,118,671
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2020, and December 31, 2019, total assets of consolidated VIEs were $12,795,729 and $12,544,744, respectively, and total liabilities of consolidated VIEs were $8,660,123 and $8,064,235, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income:
Interest income (1)	$247,905	$330,144	$794,094	$1,020,448
Interest expense (2)	124,557	188,551	395,897	589,611
Net interest income	123,348	141,593	398,197	430,837

Increase/(decrease) in provision for credit losses	(1,650)	—	167	—

Net other-than-temporary credit impairment losses	—	—	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	31,620	201,000	(189,865)
Realized gains (losses) on terminations of interest rate swaps	—	(148,114)	(463,966)	(351,372)
Net realized gains (losses) on derivatives	—	(20,178)	(41,086)	(37,151)
Net gains (losses) on derivatives	—	(136,672)	(304,052)	(578,388)
Net unrealized gains (losses) on financial instruments at fair value	260,766	130,825	(172,042)	522,386
Net realized gains (losses) on sales of investments	65,041	1,596	167,275	2,673
Gains (losses) on extinguishment of debt	(55,794)	—	(55,338)	(608)
Total other gains (losses)	270,013	(4,251)	(364,157)	(53,937)

Other expenses:
Compensation and benefits	10,287	12,191	33,476	38,675
General and administrative expenses	6,811	6,528	19,050	18,569
Servicing fees	8,898	8,881	28,359	27,125
Transaction expenses	1,624	3,415	11,239	4,289
Total other expenses	27,620	31,015	92,124	88,658
Income (loss) before income taxes	367,391	106,327	(58,251)	283,389
Income taxes	62	1	130	156
Net income (loss)	$367,329	$106,326	$(58,381)	$283,233

Dividends on preferred stock	18,438	18,438	55,313	54,267

Net income (loss) available to common shareholders	$348,891	$87,888	$(113,694)	$228,966

Net income (loss) per share available to common shareholders:
Basic	$1.50	$0.47	$(0.55)	$1.22
Diluted	$1.32	$0.47	$(0.55)	$1.22

Weighted average number of common shares outstanding:
Basic	232,127,224	187,158,167	206,237,705	187,141,377
Diluted	265,346,359	188,440,171	206,237,705	188,331,109

(1) Includes interest income of consolidated VIEs of $171,442 and $192,622 for the quarters ended September 30, 2020 and 2019, respectively and $515,250 and $600,436 for the nine months ended September 30, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $74,753 and $82,234 for the quarters ended September 30, 2020 and 2019, respectively and $210,198 and $260,790 for the nine months ended September 30, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Comprehensive income (loss):
Net income (loss)	$367,329	$106,326	$(58,381)	$283,233
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net (1)	40,470	29,980	(97,334)	115,198
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	—	—	4,853
Reclassification adjustment for net realized losses (gains) included in net income	(22,999)	—	(56,021)	22,187
Other comprehensive income (loss)	17,471	29,980	(153,355)	142,238
Comprehensive income (loss) before preferred stock dividends	$384,800	$136,306	$(211,736)	$425,471
Dividends on preferred stock	$18,438	$18,438	$55,313	$54,267
Comprehensive income (loss) available to common stock shareholders	$366,362	$117,868	$(267,049)	$371,204

(1) Quarter ended and nine months ended September 30, 2020 amounts includes $150 thousand and $15 million, respectively, of unrealized losses on AFS securities for which the Company has recognized an allowance for credit losses.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2020	$58	$130	$104	$80	$2,320	$4,515,043	$537,510	$3,367,330	$(5,026,696)	$3,395,879
Net income (loss)	—	—	—	—	—	—	—	367,329	—	367,329
Other comprehensive income (loss)	—	—	—	—	—	—	17,471	—	—	17,471
Settlement of Convertible Debt	—	—	—	—	2	1,198	—	—	—	1,200
Stock based compensation	—	—	—	—	—	1,578	—	—	—	1,578
Common dividends declared	—	—	—	—	—	—	—	—	(68,477)	(68,477)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2020	$58	$130	$104	$80	$2,322	$4,517,819	$554,981	$3,734,659	$(5,113,611)	$3,696,542

For the Quarter Ended September 30, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2019	$58	$130	$104	$80	$1,872	$4,272,001	$739,090	$3,556,396	$(4,600,781)	$3,968,950
Net income (loss)	—	—	—	—	—	—	—	106,326	—	106,326
Other comprehensive income (loss)	—	—	—	—	—	—	29,980	—	—	29,980
Stock based compensation	—	—	—	—	—	2,720	—	—	—	2,720
Common dividends declared	—	—	—	—	—	—	—	—	(94,494)	(94,494)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2019	$58	$130	$104	$80	$1,872	$4,274,721	$769,070	$3,662,722	$(4,713,713)	$3,995,044

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	(58,381)	—	(58,381)
Other comprehensive income (loss)	—	—	—	—	—	—	(153,355)	—	—	(153,355)
Repurchase of common stock	—	—	—	—	(15)	(22,051)	—	—	—	(22,066)
Settlement of Convertible Debt	—	—	—	—	463	293,546	—	—	—	294,009
Purchase of Capped Call	—	—	—	—	—	(33,750)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	4,111	—	—	—	4,112
Common dividends declared	—	—	—	—	—	—	—	—	(232,007)	(232,007)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,313)	(55,313)
Balance, September 30, 2020	$58	$130	$104	$80	$2,322	$4,517,819	$554,981	$3,734,659	$(5,113,611)	$3,696,542

For the Nine Months Ended September 30, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	283,233	—	283,233
Other comprehensive income (loss)	—	—	—	—	—	—	142,238	—	—	142,238
Stock based compensation	—	—	—	—	1	9,340	—	—	—	9,341
Common dividends declared	—	—	—	—	—	—	—	—	(282,698)	(282,698)
Preferred dividends declared	—	—	—	—	—	—	—	—	(54,267)	(54,267)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, September 30, 2019	$58	$130	$104	$80	$1,872	$4,274,721	$769,070	$3,662,722	$(4,713,713)	$3,995,044

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net income (loss)	$(58,381)	$283,233
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	93,365	52,112
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	(41,102)	(22,207)
Amortization of swaption premium	—	635
Net unrealized losses (gains) on derivatives	(201,000)	189,865
Margin (paid) received on derivatives	325,594	(106,128)
Net unrealized losses (gains) on financial instruments at fair value	172,042	(522,386)
Net realized losses (gains) on sales of investments	(167,275)	(2,673)
Net increase (decrease) in provision for credit losses	167	—
Net other-than-temporary credit impairment losses	—	4,853
(Gain) loss on extinguishment of debt	55,338	608
Equity-based compensation expense	4,112	9,341
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	30,381	(2,160)
Decrease (increase) in other assets	(22,507)	(15,600)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	17,736	14,912
Increase (decrease) in accrued interest payable, net	(27,842)	(29,172)
Net cash provided by (used in) operating activities	$180,628	$(144,767)
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(385,014)	$(2,598,807)
Sales	7,201,313	1,919,230
Principal payments	705,272	1,273,006
Non-Agency RMBS portfolio:
Purchases	(22,859)	(301,481)
Sales	142,534	38,603
Principal payments	191,294	304,487
Loans held for investment:
Purchases	(1,783,147)	(3,001,701)
Sales	703,342	1,337,419
Principal payments	1,384,331	1,240,505
Net cash provided by (used in) investing activities	$8,137,066	$211,261
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$74,264,849	$93,523,542
Payments on secured financing agreements	(83,030,677)	(92,552,568)
Net proceeds from preferred stock offerings	—	193,368
Payments on repurchase of common stock	(22,066)	—
Proceeds from securitized debt borrowings, collateralized by loans held for investment	2,061,895	374,600
Payments on securitized debt borrowings, collateralized by loans held for investment	(1,379,866)	(1,138,025)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(13,852)	(19,059)
Net proceeds from issuance of convertible debt	361,139	—

Purchase of capped call	(33,750)	—
Common dividends paid	(254,214)	(280,677)
Preferred dividends paid	(55,313)	(54,267)
Net cash provided by (used in) financing activities	$(8,101,855)	$46,914
Net increase (decrease) in cash and cash equivalents	215,839	113,408
Cash and cash equivalents at beginning of period	109,878	47,486
Cash and cash equivalents at end of period	$325,717	$160,894

Supplemental disclosure of cash flow information:
Interest received	$917,156	$1,070,399
Interest paid	$464,147	$640,990
Non-cash investing activities:
Payable for investments purchased	$614,583	$1,484,572
Net change in unrealized gain (loss) on available-for sale securities	$(153,355)	$142,238
Retained beneficial interests	$21,943	$124,150

Non-cash financing activities:
Dividends declared, not yet paid	$76,362	$98,006
Conversion of convertible debt	$290,531	$—

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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has eleven wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holding LLC formed in April 2016, Anacostia LLC, a TRS formed in June 2018, NYH Funding LLC, a TRS formed in May 2019, and Kali 2020 Holdings LLC formed in May 2020.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation
The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company, all normal and recurring adjustments considered necessary for a fair presentation of its financial position, results of operations and cash flows have been included. Investment securities transactions are recorded on the trade date. Certain prior period amounts have been reclassified to conform to the current period's presentation.
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
The trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a holder of the security it has retained as well as certain risks associated with being the sponsor and depositor of and the seller, directly or indirectly to, the securitizations entities.

Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, such as rights to replace the servicer without cause or the Company was determined to have power in connection with its involvement with the structure and design of the VIE.
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

The assets of securitization entities are comprised of residential mortgage backed securities (or RMBS), or residential mortgage loans. See Notes 3, 4 and 9 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.
(b) Statements of Financial Condition Presentation
The Company’s Consolidated Statements of Financial Condition include both the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles. Retained beneficial interests of the consolidated securitization vehicles are eliminated on consolidation. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company. The Company is not obligated to provide, nor does it intend to provide, any financial support to these consolidated securitization vehicles. The notes to the consolidated financial statements describe the Company’s assets and liabilities including the assets and liabilities of consolidated securitization vehicles. See Note 9 for additional information related to the Company’s investments in consolidated securitization vehicles.
(c) Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be materially different than anticipated in those estimates, which could have a material adverse impact on the Company’s results of operations and its financial condition. The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Note 4 and 5), securitized debt (Note 5 and 7) and derivative instruments (Notes 5 and 10). Actual results could differ materially from those estimates.
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
Interest income on the Company’s beneficial interests is recognized using the interest method based on the Company's estimates of cash flows expected to be collected. The effective interest rate on these securities is based on the Company's estimate for each security of the projected cash flows, which are estimated based on observation of current market information and include assumptions related to fluctuations in prepayment speeds and the timing and amount of credit losses. On a quarterly basis, the Company reviews and, if appropriate, adjusts its cash flow projections based on inputs and analyses received from external sources, internal models, and the Company’s judgments about prepayment rates, the timing and amount of credit losses, and other factors. Changes in the amount or timing of cash flows from those originally projected, or from those estimated at the last evaluation date, are considered to be either favorable changes or adverse changes.
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
Credit losses recognized on beneficial interests will be accreted on a monthly basis at the rate used to recognize interest income, the effective interest rate. The accretion will be recorded as a reduction to interest income in the statement of operations.
The Company presents separately all accrued interest on the statement of financial position. Interest is accrued on all beneficial interests when due. Interest which is not received at the due date is written off when it becomes delinquent. As all interest not received when due is charged off against interest income, no allowance for accrued interest is required.
No allowances for credit losses are recognized on beneficial interests for which the Company has elected the fair value option. All favorable or adverse changes in the Company's estimates of cash flows expected to be collected results in a prospective increase or decrease in the effective interest rate used to recognize interest income.
Investments in agency MBS securities
The Company invests in pass-through mortgage-backed securities guaranteed by Ginnie Mae (GNMA), Fannie Mae (FNMA) and Freddie Mac (FHLMC) (collectively “Agency Securities”).
Interest income for Agency Securities for which changes in fair value are recorded in OCI, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the cash flows of the security. In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security. This recalculation of the effective yield is updated on a monthly basis. Upon a recalculation of the effective yield, the investment in the security is adjusted to the amount that would have existed had the new effective yield been retrospectively applied since acquisition with a corresponding charge or credit to interest income. This adjustment is accounted for as a change in estimate with a cumulative effect adjustment on interest income as a result in the change in the yield. Prepayments are estimated using models generally accepted in the industry.
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
Interest income on Agency Securities for which changes in fair value are recorded in earnings is recognized using the interest method based on the Company's estimates of cash flows expected to be collected. The effective interest rate on these securities is based on the Company's estimate of the projected cash flows. Changes in the amount or timing of cash flows as a result of changes in expected prepayments from those originally projected, or from those estimated at the last evaluation date, are reflected prospectively as an adjustment to the effective interest rate used to recognize interest income. This recalculation of the effective interest rate is updated on a monthly basis.
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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2020 or December 31, 2019.

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
Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this update to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. The amendments in this update are effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. The Company has not yet adopted this guidance and is currently evaluating what impact this update will have on the consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of September 30, 2020 and December 31, 2019.

		September 30, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,629,183	$3,224	$(796,138)	$836,269	$(167)	$1,332,900	$496,948	$(150)	$496,798
Subordinated	915,631	8,285	(341,840)	582,076	—	591,356	62,703	(53,423)	9,280
Interest-only	6,056,933	261,983	—	261,983	—	294,033	81,407	(49,357)	32,050
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	1,343,378	124,159	—	124,159	—	99,988	1,055	(25,226)	(24,171)
Agency CMBS
Project loans	1,538,077	28,797	(877)	1,565,997	—	1,726,262	160,278	(13)	160,265
Interest-only	1,383,665	26,179	—	26,179	—	28,478	2,692	(393)	2,299
Total	$12,866,867	$452,627	$(1,138,855)	$3,396,663	$(167)	$4,073,017	$805,083	$(128,562)	$676,521

		December 31, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,024,564	$2,038	$(953,916)	$1,072,686	$1,700,911	$628,518	$(293)	$628,225
Subordinated	876,592	9,915	(332,913)	553,594	624,598	76,272	(5,268)	71,004
Interest-only	7,458,653	301,170	—	301,170	288,899	51,481	(63,752)	(12,271)
Agency RMBS
Pass-through	6,080,547	131,023	—	6,211,570	6,362,626	152,271	(1,215)	151,056
Interest-only	1,539,941	139,536	—	139,536	127,667	220	(12,089)	(11,869)
Agency CMBS
Project loans	2,621,938	52,681	(4,961)	2,669,658	2,801,692	132,700	(666)	132,034
Interest-only	1,817,246	51,140	—	51,140	49,025	586	(2,701)	(2,115)
Total	$22,419,481	$687,503	$(1,291,790)	$10,999,354	$11,955,418	$1,042,048	$(85,984)	$956,064

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2020 and December 31, 2019. All available for sale securities in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			September 30, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$18,493	$(150)	4	$—	$—	—	$18,493	$(150)	4
Subordinated	313,860	(52,319)	18	16,464	(1,104)	14	330,324	(53,423)	32
Interest-only	24,670	(4,608)	20	29,308	(44,749)	48	53,978	(49,357)	68
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	15,462	(3,887)	4	56,587	(21,339)	15	72,049	(25,226)	19
Agency CMBS
Project loans	—	—	—	14,758	(13)	2	14,758	(13)	2
Interest-only	5,597	(393)	7	—	—	—	5,597	(393)	7
Total	$378,082	$(61,357)	53	$117,117	$(67,205)	79	$495,199	$(128,562)	132

			December 31, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$31,635	$(293)	1	$31,635	$(293)	1
Subordinated	69,178	(5,064)	9	1,836	(204)	11	71,014	(5,268)	20
Interest-only	50,376	(22,737)	46	64,129	(41,015)	66	114,505	(63,752)	112
Agency RMBS
Pass-through	11,398	(605)	4	67,552	(610)	5	78,950	(1,215)	9
Interest-only	121,228	(12,089)	22	—	—	—	121,228	(12,089)	22
Agency CMBS
Project loans	41,971	(277)	3	44,896	(389)	4	86,867	(666)	7
Interest-only	15,045	(295)	6	9,930	(2,406)	7	24,975	(2,701)	13
Total	$309,196	$(41,067)	90	$219,978	$(44,917)	94	$529,174	$(85,984)	184

At September 30, 2020, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2020.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $12 thousand and $1 million as of September 30, 2020 and December 31, 2019, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2020 and December 31, 2019, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, was $1 million at September 30, 2020. After evaluating the securities and recording the allowance for credit losses, we concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover the amortized cost. Credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

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

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit loss allowance on available-for-sale securities for the quarter and nine months ended September 30, 2020 is presented below.

	For the Quarter Ended	For the Nine Months Ended
	September 30, 2020	September 30, 2020
	(dollars in thousands)	(dollars in thousands)
Beginning allowance for credit losses	$1,817	$—

Transition impact from CECL standard	—	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	22	6,582
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	(321)
Increase/(decrease) on securities with an allowance in the prior period	(1,074)	(3,778)
Write-offs charged against the allowance	(642)	(2,389)
Recoveries of amounts previously written off	44	73

Ending allowance for credit losses	$167	$167

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of September 30, 2020.

		September 30, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	18,809,643	10.8%	2.4%	51.3%

For the quarter ended September 30, 2020 the allowance for credit losses decreased as there was a reduction on expected losses and delinquencies for the period. The increase in the allowance for credit losses for the nine months ended September 30, 2020 is primarily due to increased expected losses and delinquencies as compared to the beginning of the year. In addition, certain Non-Agency RMBS positions, which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period due to the decline in fair value. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at September 30, 2020 and December 31, 2019.

		September 30, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$496,948	$—	$496,948	$(150)	$—	$(150)
Subordinated	52,475	10,228	62,703	(445)	(52,978)	(53,423)
Interest-only	—	81,407	81,407	—	(49,357)	(49,357)
Agency RMBS
Pass-through	—	—	—	—	—	—
Interest-only	—	1,055	1,055	—	(25,226)	(25,226)
Agency CMBS
Project loans	6,166	154,112	160,278	(13)	—	(13)
Interest-only	—	2,692	2,692	—	(393)	(393)
Total	$555,589	$249,494	$805,083	$(608)	$(127,954)	$(128,562)

		December 31, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$628,518	$—	$628,518	$(293)	$—	$(293)
Subordinated	57,174	19,098	76,272	(55)	(5,213)	(5,268)
Interest-only	—	51,481	51,481	—	(63,752)	(63,752)
Agency RMBS
Pass-through	—	152,271	152,271	—	(1,215)	(1,215)
Interest-only	—	220	220	—	(12,089)	(12,089)
Agency CMBS
Project loans	23,643	109,057	132,700	(651)	(15)	(666)
Interest-only	—	586	586	—	(2,701)	(2,701)
Total	$709,335	$332,713	$1,042,048	$(999)	$(84,985)	$(85,984)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2020 and December 31, 2019.

	September 30, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,629,183	$51.33	81.81	4.5%	16.5%
Subordinated	915,631	63.57	64.58	3.6%	6.3%
Interest-only	6,056,933	4.33	4.85	1.5%	16.8%
Agency RMBS
Interest-only	1,343,378	9.24	7.44	1.9%	1.5%
Agency CMBS
Project loans	1,538,077	101.82	112.24	4.1%	3.9%
Interest-only	1,383,665	1.89	2.06	0.7%	7.9%
(1) Bond Equivalent Yield at period end.

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,024,564	$52.98	$84.01	5.0%	20.8%
Subordinated	876,592	63.15	71.25	3.7%	6.9%
Interest-only	7,458,653	4.04	3.87	1.1%	8.4%
Agency RMBS
Pass-through	6,080,547	102.15	104.64	4.0%	3.4%
Interest-only	1,539,941	9.06	8.29	1.6%	4.0%
Agency CMBS
Project loans	2,621,938	101.82	106.86	3.7%	3.6%
Interest-only	1,817,246	2.81	2.70	0.7%	4.7%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
AAA	0.3%	0.4%
AA	0.1%	0.1%
A	1.2%	0.9%
BBB	1.8%	1.6%
BB	4.2%	3.8%
B	2.0%	1.6%
Below B or not rated	90.4%	91.6%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2020 and December 31, 2019 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,894	$365,604	$502,840	$454,562	$1,332,900
Subordinated	—	73,141	83,705	434,510	591,356
Interest-only	3,380	156,082	132,305	2,266	294,033
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	1,018	98,970	—	99,988
Agency CMBS
Project loans	14,758	—	—	1,711,504	1,726,262
Interest-only	705	23,978	3,795	—	28,478
Total fair value	$28,737	$619,823	$821,615	$2,602,842	$4,073,017
Amortized cost
Non-Agency RMBS
Senior	$6,264	$257,902	$288,351	$283,752	$836,269
Subordinated	—	60,669	66,813	454,594	582,076
Interest-only	11,641	152,652	94,982	2,708	261,983
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	1,979	122,180	—	124,159
Agency CMBS
Project loans	14,771	—	—	1,551,226	1,565,997
Interest-only	926	21,661	3,592	—	26,179
Total amortized cost	$33,602	$494,863	$575,918	$2,292,280	$3,396,663

	December 31, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,343	$450,185	$676,382	$558,001	$1,700,911
Subordinated	—	43,796	95,973	484,829	624,598
Interest-only	—	126,631	159,057	3,211	288,899
Agency RMBS
Pass-through	—	5,939,408	421,539	1,679	6,362,626
Interest-only	—	1,614	126,053	—	127,667
Agency CMBS
Project loans	15,065	—	29,385	2,757,242	2,801,692
Interest-only	—	20,528	28,497	—	49,025
Total fair value	$31,408	$6,582,162	$1,536,886	$3,804,962	$11,955,418
Amortized cost
Non-Agency RMBS
Senior	$15,206	$304,850	$409,958	$342,672	$1,072,686
Subordinated	—	29,085	86,033	438,476	553,594
Interest-only	—	150,221	148,889	2,060	301,170
Agency RMBS
Pass-through	—	5,796,044	414,482	1,044	6,211,570
Interest-only	—	2,260	137,276	—	139,536
Agency CMBS
Project loans	15,084	—	28,954	2,625,620	2,669,658
Interest-only	—	22,950	28,190	—	51,140
Total amortized cost	$30,290	$6,305,410	$1,253,782	$3,409,872	$10,999,354

The Non-Agency RMBS portfolio is subject to credit risk. The Non-Agency RMBS portfolio is primarily collateralized by Alt-A first lien mortgages. An Alt-A mortgage is a type of U.S. mortgage that, for various reasons, is considered riskier than A-paper, or prime, and less risky than subprime, the riskiest category. Alt-A interest rates, which are determined by credit risk, therefore tend to be between those of prime and subprime home loans. Typically, Alt-A mortgages are characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios. At origination of the loan, Alt-A mortgage securities are defined as Non-Agency RMBS where (i) the underlying collateral has weighted average FICO scores between 680 and 720 or (ii) the FICO scores are greater than 720 and RMBS have 30% or less of the underlying collateral composed of full documentation loans. At September 30, 2020 and December 31, 2019, 51% and 58% of the Non-Agency RMBS collateral was classified as Alt-A, based on fair value. At September 30, 2020 and December 31, 2019, 11% and 12% of the Non-Agency RMBS collateral was classified as prime, respectively, based on fair value. The remaining Non-Agency RMBS collateral is classified as subprime.

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2020 and December 31, 2019.

	September 30, 2020		December 31, 2019
Weighted average maturity (years)		22.9		23.6
Weighted average amortized loan to value (1)		62.0%		63.2%
Weighted average FICO (2)		714		719
Weighted average loan balance (in thousands)		$296		$313
Weighted average percentage owner occupied		81.4%		80.6%
Weighted average percentage single family residence		61.4%		60.0%
Weighted average current credit enhancement		0.9%		1.1%
Weighted average geographic concentration of top four states	CA	31.1%	CA	32.5%
	NY	7.2%	FL	6.6%
	FL	7.0%	NY	6.3%
	TX	2.4%	TX	2.0%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2020 and December 31, 2019.

Origination Year	September 30, 2020	December 31, 2019
2003 and prior	1.7%	1.3%
2004	1.5%	1.5%
2005	10.8%	10.7%
2006	52.2%	52.9%
2007	26.7%	26.6%
2008 and later	7.1%	7.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2020 and 2019 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	604	33,437	142,564	38,658
Agency RMBS	—	—	5,710,134	1,907,766
Agency CMBS	734,320	—	1,060,987	22,482

Gross realized gains:
Non-Agency RMBS	—	24	21,274	424
Agency RMBS	—	—	74,264	27,025
Agency CMBS	70,237	—	88,927	—
Gross realized losses:
Non-Agency RMBS	(2,214)	(17)	(8,392)	(1,447)
Agency RMBS	—	—	(5,816)	(22,694)
Agency CMBS	(2,982)	—	(2,982)	(2,225)
Net realized gain (loss)	$65,041	$7	$167,275	$1,083

During the first quarter of 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition. During the third quarter of 2020, the Company exercised its option and repurchased the transferred investments with an amortized cost of $196 million for $252 million, which eliminated the secured borrowing. This transaction resulted in a loss on extinguishment of debt of $56 million.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At September 30, 2020, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $13.1 billion and $13.7 billion as of September 30, 2020 and December 31, 2019, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2020 and December 31, 2019:

	For the Nine Months Ended	For the Year Ended
	September 30, 2020	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$14,292,815	$12,572,581
Purchases	1,536,633	5,086,491
Principal paydowns	(1,384,331)	(1,717,745)
Sales and settlements	(713,114)	(1,812,760)
Net periodic accretion (amortization)	(74,502)	(77,491)
Realized gains (losses) on sales and settlements	—	1,590
Change in fair value	(124,249)	240,149
Balance, end of period	$13,533,252	$14,292,815

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the quarter and nine months ended September 30, 2020, the Company sold $725 million of loans, with the Company retaining $22 million of beneficial interests. During the year ended December 31, 2019, the Company sold $1.8 billion of loans, with the Company retaining $124 million of beneficial interests.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2020 (1)	December 31, 2019 (1)
2002 and prior	6.8%	6.8%
2003	5.8%	6.0%
2004	12.2%	12.6%
2005	18.4%	18.6%
2006	23.0%	22.5%
2007	22.3%	20.7%
2008	6.2%	6.4%
2009	1.2%	1.5%
2010 and later	4.1%	4.9%
Total	100.0%	100.0%
(1) The table above excludes approximately $461 million and $754 million of Loans held for investments for September 30, 2020 and December 31, 2019, respectively, which were purchased prior to that reporting date and settled or will settle subsequent to that reporting period. Actual amounts settled may be different than amounts reflected due to loans removed from purchase prior to settlement.

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2020 and December 31, 2019:

	September 30, 2020 (1)		December 31, 2019 (1)
Number of loans		132,641		139,194
Weighted average maturity (years)		19.5		19.3
Weighted average loan to value (2)		86.2%		87.4%
Weighted average FICO (2)		631		627
Weighted average loan balance (in thousands)		$97		$95
Weighted average percentage owner occupied		87.5%		88.0%
Weighted average percentage single family residence		83.7%		84.4%
Weighted average geographic concentration of top five states	CA	12.6%	CA	11.6%
	FL	7.9%	FL	7.4%
	NY	7.2%	NY	6.9%
	PA	5.0%	OH	5.3%
	VA	5.0%	PA	5.3%
(1) The table above excludes approximately $461 million and $754 million of Loans held for investments for September 30, 2020 and December 31, 2019, respectively, which were purchased prior to that reporting date and settled or will settle subsequent to that reporting period. Actual amounts settled may be different than amounts reflected due to loans removed from purchase prior to settlement.
(2) As provided by the Trustee.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicer at September 30, 2020 and December 31, 2019.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	Loss Mitigation	REO	Total	Unpaid Principal Balance
(dollars in thousands)
September 30, 2020 (1)	$864,525	$358,002	$710,875	$285,834	$253,637	$122	$29,686	$2,502,681	$12,799,980
% of Unpaid Principal Balance	6.8%	2.8%	5.6%	2.2%	2.0%	—%	0.2%	19.6%

December 31, 2019(1)	$1,070,173	$336,950	$291,866	$322,288	$298,526	$—	$59,389	$2,379,192	$13,169,843
% of Unpaid Principal Balance	8.1%	2.6%	2.2%	2.4%	2.3%	—%	0.5%	18.1%
(1) The table above excludes approximately $461 million and $754 million of Loans held for investments for September 30, 2020 and December 31, 2019, respectively, which were purchased prior to that reporting date and settled or will settle subsequent to that reporting period. Actual amounts settled may be different than amounts reflected due to loans removed from purchase prior to settlement.

The fair value of residential mortgage loans 90 days or more past due was $856 million and $597 million as of September 30, 2020 and December 31, 2019, respectively.

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

Fair value measurements categorized within Level 3 are sensitive to changes in the assumptions or methodology used to determine fair value and such changes could result in a significant increase or decrease in the fair value. Any changes to the valuation methodology are reviewed by the Company to ensure the changes are appropriate. As markets and products evolve and the pricing for certain products becomes more transparent, the Company will continue to refine its valuation methodologies. The methodology utilized by the Company for the periods presented is unchanged. The methods used to produce a fair value calculation may not be indicative of net realizable value or reflective of future fair values. Furthermore, the Company believes its valuation methods are appropriate and consistent with other market participants. Using different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.

The Company determines the fair values of its investments using internally developed processes and validates them using a third-party pricing service. During times of market dislocation, the observability of prices and inputs can be difficult for certain investments. If third-party pricing service is unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing. Illiquid investments typically experience greater price volatility as an active market does not exist. Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

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

Each quarter the Company develops thresholds which are determined by current secured financing rates or utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. After the review for the period ended September 30, 2020, 22 investment holdings with an internally developed fair value of $384 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $1 million higher than the third-party prices provided of $383 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2020 in excess of the derived predetermined threshold for the period. At December 31, 2019 six investment holdings with an internally developed fair value of $22 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third-party prices provided of $19 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2019 in excess of the derived predetermined threshold for the period.

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

Loans Held for Investment
Loans consisting of seasoned reperforming residential mortgage loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned reperforming residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history.

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value is a seasoned subprime pool of mortgage loans, comparable loan pools are not common or directly comparable. There are limited transactions in the marketplace to develop a comprehensive direct range of values.

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by an independent third-party pricing service for the loan portfolio. Each quarter the Company develops thresholds which are determined by current secured financing rates or utilizing current bid/ask spreads, liquidity, price volatility and other factors as appropriate.

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

At September 30, 2020, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices. At December 31, 2019, the internally developed fair value of one loan pool of $147 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed price was $20 million higher than the third-party price provided of $127 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

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

Securitized Debt, collateralized by Non-Agency RMBS

The Company carries securitized debt, collateralized by Non-Agency RMBS at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties. For disclosure purposes, the Company estimates the fair value of securitized debt, collateralized by Non-Agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding. The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, delinquency, actual and expected defaults, actual and expected default severities, reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and the Company's expectations of general economic conditions in the sector and other economic factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

The Company’s estimates of fair value of securitized debt, collateralized by Non-Agency RMBS involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

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

At September 30, 2020 and December 31, 2019, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried with fair value option as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020		December 31, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-agency RMBS
Subordinated	637,003	407,354	580,761	422,826
Interest-only	6,056,933	294,033	7,458,653	288,899
Agency RMBS
Pass-through	—	—	6,080,549	6,362,628
Interest-only	1,343,378	99,988	1,539,941	127,667
Agency CMBS
Project loans	1,417,749	1,597,024	1,753,755	1,889,923
Interest-only	1,383,665	28,478	1,817,246	49,025
Loans held for investment, at fair value	13,260,675	13,533,252	13,924,291	14,292,815
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,882,483	8,757,449	8,184,369	8,179,608

The table below shows the impact of change in fair value on each of the financial instruments carried with fair value option in statement of operations as of September 30, 2020 and September 30, 2019, respectively:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	—	(620)	—	—
Subordinated	31,328	10,643	(56,632)	17,742
Interest-only	(12,626)	(17,006)	44,320	19,586
Agency RMBS
Pass-through	—	26,052	(151,056)	133,649
Interest-only	(824)	(1,425)	(12,302)	(3,613)
Agency CMBS
Project loans	(42,942)	58,663	45,069	184,111
Interest-only	2,788	370	4,415	2,674
Loans held for investment, at fair value	371,423	70,556	(124,250)	296,939
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	(88,381)	(16,408)	78,394	(128,702)

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

Secured Financing Agreements

Secured financing agreements are collateralized financing transactions utilized by the Company to acquire investment securities. For short term secured financing agreements and longer term floating rate secured financing agreements, the Company estimates fair value using the contractual obligation plus accrued interest payable. The fair value of longer term fixed rate secured financing agreements is determined using present value of discounted cash flows based on the imputed market rates. The Company has classified the characteristics used to determine the fair value of Secured Financing Agreements as Level 2 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2020 and December 31, 2019 are presented below.

	September 30, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,218,289	$—	$2,218,289
Agency RMBS, at fair value	—	99,988	—	—	99,988
Agency CMBS, at fair value	—	1,754,740	—	—	1,754,740
Loans held for investment, at fair value	—	—	13,533,252	—	13,533,252
Derivatives	—	—	—	—	—

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,757,449	—	8,757,449
Derivatives	—	—	—	—	—

	December 31, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,614,408	$—	$2,614,408
Agency RMBS, at fair value	—	6,490,293	—	—	6,490,293
Agency CMBS, at fair value	—	2,850,717	—	—	2,850,717
Loans held for investment, at fair value	—	—	14,292,815	—	14,292,815
Derivatives	3,611	1,092	—	(1,092)	3,611

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,179,608	—	8,179,608
Derivatives	—	205,703	—	(205,703)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2020 and December 31, 2019.

Fair Value Reconciliation, Level 3
	For the Nine Months Ended
	September 30, 2020
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,614,408	$14,292,815	$8,179,608
Transfers into Level 3	135,118	—	—
Transfers out of Level 3	(135,118)	—	—
Purchases of assets/ issuance of debt	44,811	1,536,633	2,061,890
Principal payments	(191,294)	(1,384,331)	(1,233,203)
Sales and Settlements	(142,534)	(713,114)	(146,663)
Net accretion (amortization)	28,996	(74,502)	(25,336)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(167)	—	—
Realized gains (losses) on sales and settlements	12,900	—	(459)
Net unrealized gains (losses) included in income	(12,313)	(124,249)	(78,388)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(136,518)	—	—
Ending balance Level 3	$2,218,289	$13,533,252	$8,757,449

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

Prepayment Rate

The prepayment rate specifies the percentage of the collateral balance that is expected to prepay at each point in the future. The prepayment rate is based on factors such as interest rates, loan-to-value ratio, debt-to-income ratio, and is scaled up or down to reflect recent collateral-specific prepayment experience as obtained from remittance reports and market data services.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2020 and December 31, 2019 follows. The weighted average discount rates were based on fair value. Previously issued financial statement filings were based on amortized cost. We believe fair value provides an improved presentation of weighted average discount rates.

	September 30, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2%-10%	3.5%	1%-30%	8.5%	0%-10%	2.0%	27%-80%	43.7%
Subordinated	2%-13%	6.6%	2%-40%	11.0%	0%-6%	1.4%	10%-66%	37.0%
Interest-only	0%-100%	10.2%	4%-45%	23.7%	0%-8%	1.3%	0%-83%	35.0%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	3.8%	6% -20%	9.4%	0% -9%	1.8%	26% -82%	42.0%
Subordinated	0% -13%	5.3%	6% -35%	9.6%	0% -6%	1.3%	27% -55%	36.7%
Interest-only	0% -100%	11.4%	6% -43%	18.5%	0% -6%	1.0%	26% -83%	35.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of September 30, 2020 and December 31, 2019 follows:

	September 30, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0%-10%	3.1%	5%-30%	9.2%	0%-3%	1.3%	30%-70%	58.4%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.3%	6% - 20%	9.1%	0% - 3%	1.4%	30% - 75%	59.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2020 and December 31, 2019 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of September 30, 2020 and December 31, 2019 follows:

	September 30, 2020	December 31, 2019
Factor:
Coupon
Base Rate	4.1%	4.3%
Actual	6.4%	6.6%

FICO
Base Rate	639	636
Actual	628	624

Loan-to-value (LTV)
Base Rate	90%	86%
Actual	86%	88%

Loan Characteristics:
Occupancy
Owner Occupied	89%	89%
Investor	2%	2%
Secondary	9%	9%
Property Type
Single family	85%	85%
Manufactured housing	3%	4%
Multi-family/mixed use/other	12%	11%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2020 and December 31, 2019.

	September 30, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements (1)	2	4,700,037	4,816,006
Securitized debt, collateralized by Non-Agency RMBS	3	117,904	100,872
Long Term Debt	2	70,641	89,166
(1) The fair value of secured financing agreements includes one secured financing agreement with a non-detachable Warrant.

	December 31, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	13,427,545	13,450,193
Securitized debt, collateralized by Non-Agency RMBS	3	133,557	117,552

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
The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of one year or greater which are secured by non-agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from April 2021 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in consolidated VIEs, which are eliminated in consolidation. $400 million of the long-term financing agreements has a fixed interest rate of 7% and include an attached equity warrant. See Note 11 for details of the equity warrants issued. Maturity dates on these long-term financing agreements range from April 2021 through April 2025. The interest rates on the remaining long-term financing agreements are generally indexed to one-month and three-month LIBOR rates. During the quarter and nine months ended September 30, 2020, the Company has significantly increased its long-term financing agreements.
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
The Secured financing agreements require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the Agreement. For certain Secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, during the first half of 2020, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged. At September 30, 2020, the Company has $1.3 billion of Secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay. $830 million of the long-term financing agreements are secured borrowing arrangements which are subject to the automatic stay provisions of the Bankruptcy Code.
The Secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of September 30, 2020 and December 31, 2019 were:

	September 30, 2020	December 31, 2019
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$73,516	$6,247,275
Agency CMBS (in thousands)	1,323,540	2,013,515
Non-agency RMBS and Loans held for investment (in thousands)	3,302,981	5,166,755
Total:	$4,700,037	$13,427,545

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$94,960	$6,602,039
Agency CMBS (in thousands)	1,368,799	2,102,520
Non-agency RMBS and Loans held for investment (in thousands)	5,156,301	6,694,685
Total:	$6,620,060	$15,399,244

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$1,808,703	$8,062,881
Agency CMBS (in thousands)	1,967,103	1,993,372
Non-agency RMBS and Loans held for investment (in thousands)	4,339,317	4,436,133
Total:	$8,115,123	$14,492,386

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS (in thousands)	1.00%	2.10%
Agency CMBS (in thousands)	0.23%	2.10%
Non-agency RMBS and Loans held for investment (in thousands)	4.79%	3.19%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	13 days	14 days
Agency CMBS (in thousands)	18 days	13 days
Non-agency RMBS and Loans held for investment (in thousands)	570 days	255 days

Average original maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	15 days	38 days
Agency CMBS (in thousands)	31 days	34 days
Non-agency RMBS and Loans held for investment (in thousands)	590 days	279 days

The table above is net of $9 million of deferred financing cost. At September 30, 2020 and December 31, 2019, we pledged $38 million and $20 million, respectively, of margin cash collateral to our secured financing agreement counterparties. At September 30, 2020 and December 31, 2019, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	September 30, 2020			December 31, 2019
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,610,030	0.58%	0.20% - 3.02%	9,709,387	2.26%	1.90% - 3.62%
30 to 59 days	212,333	2.35%	1.85% - 2.55%	800,648	2.96%	2.15% - 3.52%
60 to 89 days	14,626	1.83%	1.55% - 2.45%	608,520	3.00%	2.59% - 3.35%
90 to 119 days	—	NA	NA	—	NA	NA
120 to 180 days	606,072	4.23%	1.34% - 6.61%	809,077	3.38%	3.06% - 3.46%
180 days to 1 year	1,004,318	6.02%	3.25% - 7.99%	580,886	3.42%	3.26% - 3.51%
1 to 2 years	92,695	4.50%	4.50% - 4.50%	427,981	3.28%	3.19% - 3.30%
2 to 3 years	395,829	7.00%	7.00% - 7.00%	—	NA	NA
Greater than 3 years	764,134	3.84%	1.55% - 5.56%	491,046	3.20%	3.19% - 3.20%
Total	$4,700,037	3.44%		$13,427,545	2.52%

The table above is net of $9 million of deferred financing cost. Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.7 billion unused uncommitted warehouse credit facilities as of September 30, 2020.

At September 30, 2020 the Company had an amount at risk with Goldman Sachs of 17% of its equity related to the collateral posted on secured financing agreements, the weighted average maturity of the secured financing agreements with Goldman Sachs was 1052 days and the amount at risk was $614 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of September 30, 2020. At December 31, 2019, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2020 and December 31, 2019, the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $138 million and $152 million, respectively. At September 30, 2020 and December 31, 2019, the debt carried a weighted average coupon of 6.5%. As of September 30, 2020, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the quarter and nine months ended September 30, 2020, the Company did not acquire any securitized debt collateralized by Non-Agency RMBS. The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter ended September 30, 2019. During the nine months ended September 30, 2019, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in net loss on extinguishment of debt of $608 thousand.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or

RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$14,707	$18,826
One to Three Years	11,575	18,332
Three to Five Years	1,312	4,453
Greater Than Five Years	461	665
Total	$28,055	$42,276

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2020 and December 31, 2019, the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.9 billion and $8.2 billion, respectively. At September 30, 2020 and December 31, 2019, the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 3.4% and 4.2%, respectively. As of September 30, 2020, the maturities of the debt range between the years 2023 and 2067.

The Company did not acquire any securitized debt collateralized by loans held for investments during the quarter ended September 30, 2020. During the nine months ended September 30, 2020, the Company acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $147 million. This transaction resulted in net gain on extinguishment of debt of $459 thousand. The Company did not acquire any securitized debt collateralized by loans held for investments during the quarters and nine months ended September 30, 2019.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at September 30, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$1,709,381	$1,582,646
One to Three Years	2,739,227	2,563,699
Three to Five Years	1,777,190	1,791,756
Greater Than Five Years	2,556,837	2,129,460
Total	$8,782,635	$8,067,561

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at September 30, 2020.

September 30, 2020
(dollars in thousands)
Year	Principal
2020	3,312,747
2021	2,456,775
2022	1,450,861
2023	393,932
Total	$7,614,315

8. Long Term Debt

Convertible Senior Notes

In April 2020, the Company completed its registered underwritten public offering of $374 million (including exercise of the underwriters' overallotment option) aggregate principal amount of 7.0% convertible senior notes due 2023 (the “Notes” or “Note Offering”). These Notes require semi-annual interest payments at a fixed coupon rate of 7.0% until maturity or conversion, which will be no later than April 1, 2023. After deducting the underwriting discount and offering costs, the Company received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock.

As of September 30, 2020, approximately $301 million of senior notes were converted into approximately 46 million common stock of the Company. At September 30, 2020, the outstanding principal amount of these notes was $73 million and there was no accrued interest payable. At September 30, 2020, the unamortized deferred debt issuance cost was $2 million and the net interest expense was $6 million. The unamortized deferred debt issuance costs will be amortized until maturity or conversion, which will be no later than April 1, 2023.
In April 2020, concurrently with the pricing of the Notes, the Company entered into call option transactions with respect to the Common Stock (the “Capped Call Transactions”) with affiliates of Credit Suisse Securities (USA) LLC (the “Counterparty”). The Capped Call Transactions have an initial strike price of approximately $6.50 per share and cover approximately $250 million of the offering. The Capped Call Transactions will expire upon the maturity of the Notes, if not earlier exercised or terminated. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to approximately $8.45 (which represents a premium of approximately 30% over the last reported sale price of the common stock on April 7, 2020). The Capped Call Transactions are separate transactions, entered into by the Company with the Counterparty, and are not part of the terms of the Notes. The Company used approximately $33.75 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions which is recorded within additional paid in capital on the Consolidated Statements of Changes in Stockholders' Equity. The Capped Call Transactions can be settled in cash or shares at the Company's election. The fair value of this Capped Call Transaction at September 30, 2020 was approximately $37 million.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of September 30, 2020, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.8 billion and liabilities with a carrying value of $8.7 billion. As of December 31, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.5 billion and liabilities with a carrying value of $8.1 billion.

During the quarter and nine months ended September 30, 2020, the Company securitized and consolidated approximately $338 million and $1.9 billion unpaid principal balance of seasoned residential subprime mortgage loans, respectively. During the year ended December 31, 2019, the Company securitized and consolidated approximately $1.5 billion unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$527,572	$598,080
Loans held for investment, at fair value	12,193,503	11,853,659
Accrued interest receivable	59,571	63,218
Other assets	15,083	29,787
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$117,904	$133,557
Securitized debt at fair value, collateralized by loans held for investment	8,513,526	7,899,259
Accrued interest payable	25,970	28,775
Other liabilities	2,723	2,644
(1) September 30, 2020 balance includes allowance for credit losses of $91 thousand.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$171,442	$192,622
Interest expense, Non-recourse liabilities of VIEs	74,753	82,234
Net interest income	$96,689	$110,388

(Increase) decrease in provision for credit losses	$126	$—

Servicing fees	$8,291	$8,444

	For the Nine Months ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$515,250	$600,436
Interest expense, Non-recourse liabilities of VIEs	210,198	260,790
Net interest income	$305,052	$339,646

(Increase) decrease in provision for credit losses	$(91)	$—
Net other-than-temporary credit impairment losses	$—	$(4,255)

Servicing fees	$24,673	$26,046

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2020, ranged from less than $1 million to $176 million, with an aggregate amount of $1.7 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2019, ranged from less than $1 million to $191 million, with an aggregate amount of $2.0 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.4 billion, and $1.6 billion at September 30, 2020 and December 31, 2019, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Derivative Instruments

In connection with the Company’s interest rate risk strategy, the Company economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. The Company’s swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Treasury futures are derivatives which track the prices of generic benchmark Treasury securities with identical maturity and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to delivering the underlying security. The Company uses Treasury futures to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2020 and December 31, 2019. The Company did not have any derivative instruments as of September 30, 2020.

September 30, 2020
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$—	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$—		$—		$—

		December 31, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,111,300	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	619,700	Derivatives, at fair value, net	3,611	Derivatives, at fair value, net	—
Total	$4,731,000		$3,611		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2020	September 30, 2019
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$—	$17,281
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	—	(149,078)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	14,420
Treasury Futures	Net realized gains (losses) on derivatives	—	(19,138)
Swaptions	Net unrealized gains (losses) on derivatives	—	(81)
Swaptions	Net realized gains (losses) on derivatives	—	(76)
Total		$—	$(136,672)
(1) Includes loss on termination of interest rate swaps of $148 million during the quarter ended September 30, 2019. There were no swap terminations during the quarter ended September 30, 2020.

		Net gains (losses) on derivatives for the nine months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2020	September 30, 2019
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$204,611	$(207,432)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(470,352)	(342,951)
Treasury Futures	Net unrealized gains (losses) on derivatives	(3,611)	18,548
Treasury Futures	Net realized gains (losses) on derivatives	(34,700)	(45,261)
Swaptions	Net unrealized gains (losses) on derivatives	—	(981)
Swaptions	Net realized gains (losses) on derivatives	—	(311)
Total		$(304,052)	$(578,388)
(1) Includes loss on termination of interest rate swaps of $464 million and $351 million during the nine months ended September 30, 2020 and 2019, respectively.

There were no swap terminations during the quarter ended September 30, 2020. The Company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the nine months ended September 30, 2020. The terminated swaps had original maturities from 2023 to 2048. The company paid $148 million and $351 million to terminate interest rate swaps with a notional value of $3.3 billion and $6.2 billion during the quarter and nine months ended September 30, 2019, respectively.

The Company did not have any interest rate swaps as of September 30, 2020. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2019 was 2.62% and the weighted average receive rate was 1.94%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2019 was 6 years.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share during the quarters and nine months ended September 30, 2020 and 2019, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share during the quarters and nine months ended September 30, 2020 and 2019, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share during the quarters and nine months ended September 30, 2020 and 2019, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50, per preferred share during the quarter and nine months ended September 30, 2020, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $11 million, or $0.50 and $1.37, respectively, per preferred share during the quarter and nine months ended September 30, 2019.

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

The Company did not repurchase any of its common stock during the quarter ended September 30, 2020. The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the nine months ended September 30, 2020. The Company did not repurchase any of its common stock during the quarter and nine months ended September 30, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of September 30, 2020.

During the quarter and nine months ended September 30, 2020, the Company declared dividends to common shareholders of $68 million and $232 million, or $0.30 and $1.10, per share, respectively. During the quarter and nine months ended September 30, 2019, the Company declared dividends to common shareholders of $94 million and $283 million, or $0.50 and $1.50, per share, respectively.

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

Earnings per share for the quarters and nine months ended September 30, 2020 and 2019 respectively, are computed as follows:

	For the Quarters Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$348,891	$87,888
Effect of dilutive securities:
Interest expense attributable to convertible notes	$1,495	—
Net income (loss) available to common shareholders - Diluted	$350,386	$87,888

Denominator:
Weighted average basic shares	232,127,224	187,158,167
Effect of dilutive securities	33,219,135	1,282,004
Weighted average dilutive shares	265,346,359	188,440,171

Net income (loss) per average share attributable to common stockholders - Basic	$1.50	$0.47
Net income (loss) per average share attributable to common stockholders - Diluted	$1.32	$0.47

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(113,694)	$228,966
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	—
Net income (loss) available to common shareholders - Diluted	$(113,694)	$228,966

Denominator:
Weighted average basic shares	206,237,705	187,141,377
Effect of dilutive securities	—	1,189,732
Weighted average dilutive shares	206,237,705	188,331,109

Net income (loss) per average share attributable to common stockholders - Basic	$(0.55)	$1.22
Net income (loss) per average share attributable to common stockholders - Diluted	$(0.55)	$1.22

For the nine months ended September 30, 2020 potentially dilutive shares of 26 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the nine months ended September 30, 2020 comprised of restricted stock units and performance stock units, warrants and shares from the assumed conversion of convertible debt.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2020 and 2019:

	September 30, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(97,334)	(97,334)
Amounts reclassified from AOCI	(56,021)	(56,021)
Net current period OCI	(153,355)	(153,355)
Balance as of September 30, 2020	$554,981	$554,981

	September 30, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	115,198	115,198
Amounts reclassified from AOCI	27,040	27,040
Net current period OCI	142,238	142,238
Balance as of September 30, 2019	$769,070	$769,070

The following table presents the details of the reclassifications from AOCI for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$56,021	$(22,187)	Net realized gains (losses) on sales of investments
	—	(4,853)	Net other-than-temporary credit impairment losses
	$56,021	$(27,040)	Income before income taxes
	—	—	Income taxes
	$56,021	$(27,040)	Net of tax

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 3 million shares available for future grants under the Incentive Plan as of September 30, 2020.

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

Grants of Restricted Stock Units or, RSUs
During the nine months ended September 30, 2020 and 2019, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. There were no RSU grants during the quarter ended September 30, 2020 and 2019. The Company granted 306 thousand RSU awards during the nine months ended September 30, 2020, with a grant date fair value of $4 million for the 2020 performance year. The Company granted 447 thousand RSU awards during the nine months ended September 30, 2019 with a grant date fair value of $8 million, for the 2018 and 2019 performance years.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2020 and 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the nine months ended September 30, 2020, the Company granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million. During the nine months ended September 30, 2019, the Company granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
The Company recognized stock based compensation expenses of $2 million and $3 million, respectively, and $7 million and $11 million, respectively, for the quarters and nine months ended September 30, 2020 and 2019.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended September 30, 2020, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended September 30, 2020 and 2019, were $92 thousand and $88 thousand, respectively. For the nine months ended September 30, 2020 and 2019, the 401(k) expenses were $358 thousand and $356 thousand, respectively.

14. Income Taxes

For the quarter ended September 30, 2020 and the year ended December 31, 2019, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. There were no significant income tax expenses for the quarters and nine months ended September 30, 2020 and year ended December 31, 2019.

The Company’s effective tax rate differs from its combined U.S. federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2016 remain open for examination.

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

The Company attempts to minimize credit risk through due diligence, asset selection and portfolio monitoring. The Company has established a whole loan target market including qualified mortgages, non-qualified mortgages and reperforming loans, compliance with regulatory requirements, geographic diversification, owner-occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

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

Our secured financing agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. As of September 30, 2020, the Company is not a party to any derivative instrument and not subject to this risk.

The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(4,700,037)	$—	$(4,700,037)	$6,620,060	$38,469	$1,958,492
Total	$(4,700,037)	$—	$(4,700,037)	$6,620,060	$38,469	$1,958,492
(1) Included in other assets

	December 31, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(13,427,545)	$—	$(13,427,545)	$15,399,244	$20,211	$1,991,910
Interest Rate Swaps - Gross Assets	1,092	(1,092)	—	—	119,469	119,469
Interest Rate Swaps - Gross Liabilities	(205,703)	205,703	—	—	—	—
Treasury Futures - Gross Assets	3,611	—	3,611	—	1,514	5,125
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Total	$(13,628,545)	$204,611	$(13,423,934)	$15,399,244	$141,194	$2,116,504
(1) Included in other assets

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.

The Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by the Company as the sole investor in the fund. As of September 30, 2020, the Company has funded $141 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•our business and investment strategy;
•our ability to accurately forecast the payment of future dividends on our common and preferred stock, and the amount of such dividends;
•our ability to determine accurately the fair market value of our assets;
•availability of investment opportunities in real estate-related and other securities, including our valuation of potential opportunities that may arise as a result of current and future market dislocations;
•effect of the novel coronavirus (or COVID-19) pandemic on real estate market, financial markets and our Company, including the impact on the value, availability, financing and liquidity of mortgage assets;
•how COVID-19 may affect us, our operations and our personnel;
•our expected investments;
•changes in the value of our investments, including negative changes resulting in margin calls related to the financing of our assets;
•changes in interest rates and mortgage prepayment rates;
•prepayments of the mortgage and other loans underlying our mortgage-backed securities, or RMBS, or other asset-backed securities, or ABS;
•rates of default, delinquencies, forbearance, deferred payments or decreased recovery rates on our investments;
•general volatility of the securities markets in which we invest;
•our ability to maintain existing financing arrangements and our ability to obtain future financing arrangements;
•our ability to effect our strategy to securitize residential mortgage loans;
•interest rate mismatches between our investments and our borrowings used to finance such purchases;
•effects of interest rate caps on our adjustable-rate investments;
•the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•the impact of and changes to various government programs, including in response to COVID-19;
•impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
•market trends in our industry, interest rates, the debt securities markets or the general economy;
•estimates relating to our ability to make distributions to our stockholders in the future;
•our understanding of our competition;
•our ability to find and retain qualified personnel;
•our ability to maintain our classification as a real estate investment trust, or, REIT, for U.S. federal income tax purposes;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended, or 1940 Act;
•our expectations regarding materiality or significance; and
•the effectiveness of our disclosure controls and procedures.

Special Note Regarding COVID-19 pandemic

Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in both our Form 10-K for the fiscal year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans and Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At September 30, 2020, based on the amortized cost balance of our interest earning assets, approximately 79% of our investment portfolio was residential mortgage loans, 10% of our investment portfolio was Agency CMBS, 10% of our investment portfolio was Non-Agency RMBS and 1% of our investment portfolio was Agency IOs. At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS. The significant change in the composition of our portfolio at September 30, 2020 as compared to December 31, 2019 was driven by the sale of our Agency RMBS portfolio during the first quarter of 2020, as discussed below, as we sought to raise liquidity during the severe market conditions created by the novel coronavirus (COVID-19) pandemic.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of September 30, 2020, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Market Conditions and our Strategy -
Conditions Related to COVID-19 Pandemic

Beginning in the middle of the first quarter of 2020 and continuing into the second and third quarters, financial and mortgage-related asset markets have experienced significant volatility as a result of the spread of COVID-19. We expect this volatility may continue in the near term due to the heightened uncertainty relating to COVID-19's duration and potential impact. During the first quarter, the significant dislocation in the financial markets caused, among other things, credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in secured financing agreements and MBS markets. These conditions have put significant pressure on the mortgage REIT industry, including financing operations, mortgage asset pricing and liquidity demands.

In response to the current market conditions, the Federal Reserve took a number of proactive measures, including cutting its target benchmark interest rate to 0%-0.25%, instituting a quantitative easing program, including the purchase of an unconstrained amount of Agency RMBS, and putting in place a commercial paper funding facility and term and overnight repurchase agreement financing facilities, all to bolster liquidity. These measures are intended to promote price stability and the smooth functioning of the mortgage backed securities market. In addition, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), enacted on March 27, 2020, is an emergency economic stimulus package in response to the COVID-19 outbreak. Many of the stimulus programs expired in the third quarter and plans for extensions of existing programs or initiation of new programs is uncertain. We continue to evaluate the potential impact of the CARES Act, and other governmental actions and initiatives on our consolidated financial position, results of operations, and cash flows.

Many states started reopening businesses and reducing COVID-19 imposed restrictions during the second and third quarters of 2020. However, after reopening, certain states experienced significant increases in COVID-19 cases, prompting states to roll back or delay reopening plans. These delays are expected to have a negative impact on employment and the broader economy. The US Government continues to monitor conditions related to COVID-19 and consider various stimulus and similar programs.

Although market conditions have moderately stabilized during the second and third quarters of 2020, we continue to monitor our assets closely, as the credit risk profile of our assets may be more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic. See “Part II. Other Information - Item 1A Risk Factors” below. In particular, our residential mortgage loans and Non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have the technology in place for all employees to work remotely with limited change in normal working patterns, which we put in place in during the first quarter as conditions related to COVID-19 worsened, particularly in New York City where we are based. We have exercised our business continuity plans effectively to date, with limited operational impact.

Portfolio and Financing

Consistent with current market conditions and our intention to enhance our liquidity and strengthen our cash position, we de-levered during the first quarter of 2020 and took steps to manage our portfolio through the unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Consistent with our business strategy of using our Agency MBS portfolio as a source of liquidity, we sold our Agency RMBS portfolio during the first quarter. The proceeds from the sale were used to pay off related financing indebtedness and to strengthen our balance sheet. Following this sale and giving effect to our operations in the third quarter, approximately 79% of our investment portfolio was residential mortgage loans of which 90%, or $12.2 billion, are in securitization trusts which are consolidated on our balance sheet under GAAP.  Those securitizations trusts have issued $8.5 billion in securitized debt to third parties and we have retained the first loss subordinate debt in those securitizations trusts. See Note 9 for further detail.

While market conditions are challenging, we have continued our business strategy of buying residential mortgage loans and securitizing them. During the nine months ended September 30, 2020, we closed on $1.1 billion of residential mortgage loans. We sponsored two securitizations of $883 million during the first quarter, two securitizations of $715 million during the second quarter of 2020 and three securitizations of $1.0 billion during the third quarter of 2020. These securitizations reduced our warehouse financing risk and put in place longer term financing by selling senior securities from the securitization trusts.

We have also taken action to limit our exposure to repurchase agreement financing to reduce margin call risk. As of September 30, 2020, our outstanding secured financing agreements which includes repurchase agreements were approximately $4.7 billion, compared to $13.4 billion at December 31, 2019, representing a reduction of approximately 65%. In addition, thus far during 2020 we have obtained $1.3 billion of Non-Agency and Loan financing on a non-mark-to-market basis and an additional $1.6 billion on longer term credit financing facilities that mature in 2021 or later. We believe these actions provide more stability and certainty to our credit financing strategy. Non-mark-to-market and longer term Non-Agency and Loan financing represents approximately 87% of our credit repurchase facilities as of September 30, 2020. Financing for our Agency CMBS portfolio continues to be available at relatively attractive terms, given the current rate environment.

In April 2020, we completed the issuance of $374 million aggregate principal amount of 7.00% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). Upon conversion of these notes by a holder, the holder will receive shares of our common stock. As of September 30, 2020, approximately $301 million of senior notes have been converted into approximately 46 million shares of our common stock.

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

The steps we discussed above including selling Agency RMBS and negotiating new financing arrangements added liquidity to the balance sheet which allowed us to retain investments we deem valuable and difficult or impossible to replace. This strategy enabled us to participate in the recovery of asset prices from the depressed levels experienced in March to much improved prices and valuations in the current quarter. We also have taken advantage of selling certain ACMBS bonds as this market has rallied given recent market stability, government buying programs and robust financing terms. These actions have led an improvement in book value during the third quarter. Our book value per common share was $11.91 as of September 30, 2020, down from $16.15 as of December 31, 2019, but up from $10.63 as of June 30, 2020. Our book value is based on September 30, 2020 issued and outstanding common shares and excludes the warrant shares discussed above.

Common Stock Buyback

On March 13, 2020, we announced a reauthorization of $150 million common stock buyback program. We did not repurchase any shares of common stock during the third quarter of 2020. As of September 30, 2020, we had repurchased approximately $22 million of common stock under the program.

2020 Common Stock Dividends

During the quarter and nine months ended September 30, 2020, we declared dividends to common shareholders of $68 million and $232 million, or $0.30 and $1.10, per share, respectively.

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

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and nine months ended September 30, 2020 and 2019.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net interest income:
Interest income (1)	$247,905	$330,144	$794,094	$1,020,448
Interest expense (2)	124,557	188,551	395,897	589,611
Net interest income	123,348	141,593	398,197	430,837

Increase (decrease) in provision for credit losses	(1,650)	—	167	—

Net other-than-temporary credit impairment losses	—	—	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	31,620	201,000	(189,865)
Realized gains (losses) on terminations of interest rate swaps	—	(148,114)	(463,966)	(351,372)
Net realized gains (losses) on derivatives	—	(20,178)	(41,086)	(37,151)
Net gains (losses) on derivatives	—	(136,672)	(304,052)	(578,388)
Net unrealized gains (losses) on financial instruments at fair value	260,766	130,825	(172,042)	522,386
Net realized gains (losses) on sales of investments	65,041	1,596	167,275	2,673
Gains (losses) on extinguishment of debt	(55,794)	—	(55,338)	(608)
Total other gains (losses)	270,013	(4,251)	(364,157)	(53,937)

Other expenses:
Compensation and benefits	10,287	12,191	33,476	38,675
General and administrative expenses	6,811	6,528	19,050	18,569
Servicing fees	8,898	8,881	28,359	27,125
Transaction expenses	1,624	3,415	11,239	4,289
Total other expenses	27,620	31,015	92,124	88,658
Income (loss) before income taxes	367,391	106,327	(58,251)	283,389
Income taxes	62	1	130	156
Net income (loss)	$367,329	$106,326	$(58,381)	$283,233

Dividends on preferred stock	18,438	18,438	55,313	54,267

Net income (loss) available to common shareholders	$348,891	$87,888	$(113,694)	$228,966

Net income (loss) per share available to common shareholders:
Basic	$1.50	$0.47	$(0.55)	$1.22
Diluted	$1.32	$0.47	$(0.55)	$1.22

Weighted average number of common shares outstanding:
Basic	232,127,224	187,158,167	206,237,705	187,141,377
Diluted	265,346,359	188,440,171	206,237,705	188,331,109

Dividends declared per share of common stock	$0.30	$0.50	$1.10	$1.50

(1) Includes interest income of consolidated VIEs of $171,442 and $192,622 for the quarters ended September 30, 2020 and 2019, respectively and $515,250 and $600,436 for the nine months ended September 30, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $74,753 and $82,234 for the quarters ended September 30, 2020 and 2019, respectively and $210,198 and $260,790 for the nine months ended September 30, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Nine Months Ended September 30, 2020 and 2019.

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

We have taken steps to respond to current market conditions, enhance our liquidity and strengthen our cash position by, among other things, selling our Agency RMBS portfolio and using the proceeds to pay off related financing indebtedness and hedging, closing five securitizations and reducing short term repurchase agreement financing risk and establishing longer term financing. However, the COVID-19 pandemic and related disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our business. We have also adopted current expected credit losses (or CECL) accounting guidance beginning January 1, 2020. The factors described above and throughout this Quarterly Report on Form 10-Q (particularly as related to COVID-19) have driven the majority of our results of operations for the quarter and nine months ended September 30, 2020 and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions and related future uncertainty.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.
For the quarter ended September 30, 2020, our net income available to common shareholders was $349 million, or $1.50 per average basic common share, compared to net income of $88 million, or $0.47 per average basic common share for the same period in 2019. The net income available to common shareholders for the quarter ended September 30, 2020, compared to the same period gain in 2019, was primarily due to net unrealized gains of $261 million on financial instruments at fair value as compared to net unrealized gains of $131 million in 2019. Additionally, there were no gains or losses on derivatives for the quarter ended September 30, 2020 as compared to a $137 million net loss on derivatives in 2019, which offset the 2019 unrealized gains on financial instruments at fair value.

For the nine months ended September 30, 2020, our net loss available to common shareholders was $114 million, or $0.55 per average basic common share, compared to a net income of $229 million, or $1.22 per average basic common share for the same period in 2019. The net loss available to common shareholders for the nine months ended September 30, 2020 was primarily due to portfolio repositioning efforts and downward asset pricing of our portfolio because of the COVID-19 pandemic and related illiquidity and volatility experienced in financial markets. We had net losses on derivatives of $304 million, net unrealized losses on financial instruments at fair value of $172 million and losses on extinguishment of debt of $55 million, partially offset by net interest income of $398 million and gains on sales of investments of $167 million during the nine months ended September 30, 2020.

Interest Income

The changes in our interest income for the quarter and nine months ended September 30, 2020, as compared to the same period in 2019, are primarily driven by the selling of our Agency RMBS portfolio and adoption of CECL guidance.

Interest income decreased by $82 million, or 25%, to $248 million for the quarter ended September 30, 2020, as compared to $330 million for the same period in 2019. For the nine months ended September 30, 2020, interest income decreased by $226 million, or 22%, to $794 million, as compared to $1.02 billion for the same period in 2019. The decline in interest income for both the quarter and nine months ended September 30, 2020 is primarily due to the sale of the Agency RMBS portfolio to respond to current market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio reduced our interest income earned on Agency RMBS by $68 million and $183 million, for the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019. Additionally, interest income on our Non-Agency RMBS investments decreased by approximately $14 million and $42 million, for the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods in 2019 driven mostly by lower yields due in part to the adoption of CECL guidance and a decrease in Non-Agency RMBS asset balances.

Interest Expense

Interest expense decreased by $64 million, or 34%, to $125 million for the quarter ended September 30, 2020, as compared to $189 million for the same period in 2019. For the nine months ended September 30, 2020, interest expense decreased by $194 million, or 33%, to $396 million, as compared to $590 million for the same period in 2019. The decline in interest expense for both the quarter and nine months ended September 30, 2020, as compared to the same periods in 2019, were primarily driven by Federal Funds rate cuts, a reduction on secured financing agreements collateralized by Agency MBS and lower borrowing rates on our Securitized Debt collateralized by Loans held for investments for the quarter and nine months ended September 30, 2020 as compared to the same periods in 2019.

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

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2020	$247,905	$124,557	$—	$(1,495)	$123,062	$123,348	$—	$1,487	$124,835
For the Quarter Ended June 30, 2020	$245,922	$129,256	$—	$(4,391)	$124,865	$116,666	$—	$4,358	$121,024
For the Quarter Ended March 31, 2020	$300,266	$142,083	$6,385	$—	$148,468	$158,183	$(6,385)	$(1,266)	$150,532
For the Quarter Ended December 31, 2019	$340,662	$169,203	$5,409	$—	$174,612	$171,459	$(5,409)	$(1,664)	$164,386
For the Quarter Ended September 30, 2019	$330,144	$188,551	$963	$—	$189,514	$141,593	$(963)	$(2,465)	$138,165
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

	For the Quarter Ended
	September 30, 2020			September 30, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$127,273	$495	1.6%	$8,474,168	$68,984	3.3%
Agency CMBS	1,770,009	25,571	5.8%	2,304,541	20,179	3.5%
Non-Agency RMBS	1,692,702	56,311	13.3%	1,956,631	70,374	14.4%
Loans held for investment	12,943,898	165,520	5.1%	12,017,663	168,142	5.6%
Total	$16,533,882	$247,897	6.0%	$24,753,003	$327,679	5.3%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$76,755	$208	1.1%	$7,948,235	$50,492	2.5%
Agency CMBS	1,680,566	1,141	0.3%	2,160,190	14,097	2.6%
Non-Agency RMBS	1,171,542	17,495	6.0%	1,376,214	12,916	3.8%
Loans held for investment	2,340,689	27,814	4.8%	3,112,001	29,775	3.8%
Securitized debt	8,711,513	76,404	3.5%	7,819,135	82,234	4.2%
Total	$13,981,065	$123,062	3.5%	$22,415,775	$189,514	3.4%

Economic net interest income/net interest rate spread		$124,835	2.5%		$138,165	1.9%

Net interest-earning assets/net interest margin	$2,552,817		3.0%	$2,337,228		2.2%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.10

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$1,938,633	$43,840	3.0%	$8,951,803	$227,281	3.4%
Agency CMBS	2,044,301	66,431	4.3%	2,137,337	58,702	3.7%
Non-Agency RMBS	1,777,322	174,840	13.1%	1,891,262	216,519	15.3%
Loans held for investment	13,282,570	507,677	5.1%	12,039,117	511,672	5.7%
Total	$19,042,826	$792,788	5.6%	$25,019,519	$1,014,174	5.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$1,808,703	$27,550	2.0%	$8,441,382	$159,674	2.5%
Agency CMBS	$1,967,103	$15,847	1.1%	1,913,198	40,974	2.9%
Non-Agency RMBS	1,267,104	49,568	5.2%	1,279,789	38,260	4.0%
Loans held for investment	3,072,213	88,043	3.8%	2,914,181	81,491	3.7%
Securitized debt	8,402,752	215,388	3.4%	8,035,725	260,790	4.3%
Total	$16,517,875	$396,396	3.2%	$22,584,275	$581,189	3.4%

Economic net interest income/net interest rate spread		$396,392	2.4%		$432,985	2.0%

Net interest-earning assets/net interest margin	$2,524,951		2.8%	$2,435,244		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.11

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps
Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $13 million to $125 million for the quarter ended September 30, 2020 from $138 million for the same period of 2019. Our Economic net interest income decreased by $37 million to $396 million for the nine months ended September 30, 2020 from $433 million for the same period of 2019. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 60 and 40 basis points for the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 80 and 50 basis points for the quarter and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. Our Average net interest-earning assets increased by $216 million to $2.6 billion for the quarter ended September 30, 2020, compared to $2.3 billion for the same period of 2019. Our Average net interest-earning assets increased by $90 million to $2.5 billion for the nine months ended September 30, 2020, compared to $2.4 billion for the same period of 2019. The increase in our net interest rate spread and net interest margin is primarily due to the decline in interest rates on our securitized debt, prepayment and extension fees received on Agency CMBS assets and lower borrowing rates on Agency RMBS and CMBS. Following the sale of our Agency RMBS portfolio in the first quarter of 2020, we expect that our total Economic net interest income will decline over the near term as our interest earnings asset balances will be lower and financing expenses are expected to be higher.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2020	$13,981,065	$123,062	3.52%	0.16%	0.25%	(0.09)%
For The Quarter Ended June 30, 2020	$14,995,904	$124,865	3.33%	0.35%	0.60%	(0.25)%
For The Quarter Ended March 31, 2020	$19,834,389	$148,468	2.99%	1.40%	1.53%	(0.13)%
For The Quarter Ended December 31, 2019	$22,237,809	$174,612	3.14%	1.79%	1.93%	(0.14)%
For The Quarter Ended September 30, 2019	$22,415,775	$189,514	3.38%	2.18%	2.20%	(0.02)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $8.4 billion for the quarter ended September 30, 2020, as compared to the same period of 2019. Economic interest expense decreased by $66 million for the quarter ended September 30, 2020, as compared to the same period of 2019. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our secured financing agreements collateralized by Agency MBS, the decrease in average one-month and three-month LIBOR, and the sale of our Agency RMBS portfolio during first quarter of 2020. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

The update did not have any impact on financial instruments which were carried at fair value with changes in fair value recorded in earnings. The update required us to record a cumulative-effect adjustment related to the financial instruments under the scope of this update to the statement of financial position at the effective date. As all financial instruments impacted by the update were in an unrealized gain position as of the transition date, there was no impact on the financial statements on transition date and no cumulative-effect adjustment was required. For the quarter and nine months ended September 30, 2020, we recorded a decrease in provision for credit losses of $1.7 million and an increase in provision for credit losses of $167 thousand, respectively. The increases and decreases in provision for credit losses were primarily driven by changes in expected losses and delinquencies during the reported periods.

Net Gains (losses) on derivatives

As discussed earlier, we removed all of our derivative positions during the first quarter of 2020 in response to market disruptions driven by COVID-19. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the quarters and nine months ended September 30, 2020 and 2019 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The increase in the net periodic interest cost of the interest rate swaps during the nine months ended September 30, 2020 are primarily due to lower floating receive rates driven by lower LIBOR rates, compared to fixed higher pay rates on our swap portfolio as compared to the same period of 2019.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters and nine months ended September 30, 2020 and 2019, respectively.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$—	$(964)	$(6,386)	$8,421
Realized gains (losses) on derivative instruments, net:
Swaps Terminations	—	(148,114)	(463,966)	(351,372)
Treasury Futures	—	(19,138)	(34,700)	(45,261)
Swaptions	—	(76)	—	(311)
Total realized gains (losses) on derivative instruments, net	—	(167,328)	(498,666)	(396,944)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	—	17,281	204,611	(207,432)
Treasury Futures	—	14,420	(3,611)	18,548
Swaptions	—	(81)	—	(981)
Total unrealized gains (losses) on derivative instruments, net:	—	31,620	201,000	(189,865)
Total gains (losses) on derivative instruments, net	$—	$(136,672)	$(304,052)	$(578,388)

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including any reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. We did not have any derivatives during the quarter ended September 30, 2020. We recognized total net losses on derivatives of $137 million during quarter ended September 30, 2019, driven by swap terminations and unrealized losses. During the nine months ended September 30, 2020, we recognized total net losses on derivatives of $304 million, compared to net losses on derivatives of $578 million during the same period of 2019.

We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the nine months ended September 30, 2020. The terminated swaps had original maturities of 2023 to 2048. During the quarter and nine months ended September 30, 2019, we terminated interest rate swap agreements with a notional value of $3.3 billion and $6.2 billion, respectively.

We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $19 million on our short Treasury futures positions for the quarter ended September 30, 2019. We had net realized losses of $35 million and $45 million on our short Treasury futures positions for the nine months ended September 30, 2020 and September 30, 2019, respectively. The realized losses on Treasury futures were driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our economic interest expense and economic net interest income. We closed our swaption position during the year ended December 31, 2019.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in secured financing agreements and MBS markets during the first half of 2020. These conditions have moderately stabilized during the third quarter of 2020 and benefited our portfolio which experienced mark to market gains. We recorded Net unrealized gains on financial instruments at fair value of $261 million and Net unrealized losses on financial instruments at fair value of $172 million for the quarter and nine months ended September 30, 2020, respectively. We recorded Net unrealized gains on financial instruments at fair value of $131 million and $522 million, for the quarter and nine months ended September 30, 2019, respectively.

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

In response to the current disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio during the first quarter of 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the second and third quarter of 2020. We had net realized gains on sales of investments of $65 million and $167 million during the quarter and nine months ended September 30, 2020, respectively. For the quarter and nine months ended September 30, 2019, we had net realized gains of $2 million and $3 million on sales of investments, respectively.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. During the quarter and nine months ended September 30, 2020 we did not acquire any securitized debt collateralized by Non-Agency RMBS. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter ended September 30, 2019. During the nine months ended September 30, 2019, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in a net loss on extinguishment of debt of $608 thousand.

We did not acquire any securitized debt collateralized by loans held for investments during the quarter ended September 30, 2020. During the nine months ended September 30, 2020, we acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $147 million. This transaction resulted in net gain on extinguishment of debt of $459 thousand. We did not acquire any securitized debt collateralized by loans held for investments during the quarter and nine months ended September 30, 2019.

During the first quarter of 2020, we transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, we purchased an option to re-acquire these assets for a fixed price at a future date. During the third quarter of 2020, we exercised our option and repurchased the transferred investments and reduced the secured borrowing associated with it. This transaction resulted in a loss on extinguishment of debt of $56 million.

Long Term Debt Expense

During second quarter of 2020, we issued $374 million aggregate principal amount of 7.00% convertible senior notes due 2023 that pays semi-annual interest. As of September 30, 2020, approximately $301 million of senior notes were converted into approximately 46 million shares of our common stock. At September 30, 2020, the outstanding principal amount of these notes was $73 million and there was no accrued interest payable. At September 30, 2020, the unamortized deferred debt issuance cost was $2 million and the net interest expense was $6 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended September 30, 2020	$18,722	0.41%	2.11%
For The Quarter Ended June 30, 2020	$21,527	0.46%	2.59%
For The Quarter Ended March 31, 2020	$23,518	0.41%	2.61%
For The Quarter Ended December 31, 2019	$24,831	0.36%	2.50%
For The Quarter Ended September 30, 2019	$22,134	0.32%	2.22%

Compensation and benefit costs were $10 million and $12 million for the quarters ended September 30, 2020 and 2019, respectively, and $33 million and $39 million for the nine months ended September 30, 2020 and 2019, respectively. The decrease in Compensation and benefit costs were primarily driven by lower bonus accruals and stock based compensation.

G&A expenses remained unchanged at $7 million for the quarters ended September 30, 2020 and 2019, and $19 million for the nine months ended September 30, 2020 and 2019. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $2 million and $3 million for the quarters ended September 30, 2020 and 2019, respectively, and $11 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in transaction expenses for the nine months ended September 30, 2020 is driven by higher securitization activity during the nine months ended September 30, 2020 as compared to the same period of 2019.

Servicing Fees

Servicing fees expenses were $9 million for the quarters ended September 30, 2020 and 2019. For the nine months ended September 30, 2020 and 2019, servicing fees were $28 million and $27 million. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to core earnings and related per average diluted common share amounts. The Core earnings is presented on an adjusted dilutive shares basis. The adjusted dilutive shares used for core earnings is a non-GAAP measure which includes the GAAP dilutive shares of 265 million, adjusted for the dilutive effect of approximately 20 million shares on warrants issued in second quarter of 2020. We exclude the dilutive effect of the warrants as the warrant holders do not participate in dividends. Certain prior period amounts have been reclassified to conform to the current period's presentation.

	For the Quarters Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$348,891	$(73,393)	$(389,193)	$111,881	$87,888
Adjustments:
Interest expense on long term debt	1,495	4,391	—	—	—
Increase (decrease) in provision for credit losses	(1,650)	(4,497)	6,314	—	—
Net unrealized (gains) losses on derivatives	—	—	(201,000)	(83,656)	(31,620)
Net unrealized (gains) losses on financial instruments at fair value	(260,766)	171,921	260,887	112,751	(130,825)
Net realized (gains) losses on sales of investments	(65,041)	(26,380)	(75,854)	(17,687)	(1,596)
(Gains) losses on extinguishment of debt	55,794	(459)	—	(9,926)	—
Realized (gains) losses on terminations of interest rate swaps	—	—	463,966	8,353	148,114
Net realized (gains) losses on Futures (1)	—	—	34,700	(8,229)	19,138
Transaction expenses	1,624	4,710	4,906	6,639	3,415
Stock Compensation expense for retirement eligible awards	(275)	(273)	1,189	(45)	(145)
Core Earnings	$80,072	$76,020	$105,915	$120,081	$94,369

GAAP net income per diluted common share	$1.32	$(0.37)	$(2.08)	$0.59	$0.47
Core earnings per adjusted diluted common share (2)	$0.33	$0.32	$0.56	$0.64	$0.50

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

Our core earnings for the quarter ended September 30, 2020 were $80 million, or $0.33 per average diluted common share and declined by $14 million, or $0.17, as compared to $94 million, or $0.50 per average diluted common share, for the quarter ended September 30, 2019. The decline in core earnings were driven by decline in interest income driven by sale of our Agency RMBS portfolio and higher diluted common shares denominator due to conversions of convertible debt into common shares.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2020	41.43%	14.08%	12.24%
For the Quarter Ended June 30, 2020	(6.62)%	14.58%	12.72%
For the Quarter Ended March 31, 2020	(41.21)%	16.73%	15.88%
For the Quarter Ended December 31, 2019	13.12%	16.55%	15.78%
For the Quarter Ended September 30, 2019	10.68%	13.88%	12.37%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity increased for the quarter ended September 30, 2020, as compared to the same period of 2019, driven by higher unrealized gains on our financial instruments at fair value and no realized derivative losses. Economic net interest income as a percentage of average equity increased by 20 basis points for the quarter ended September 30, 2020 compared to the quarter ended September 30, 2019. Core earnings as a percentage of average common equity decreased by 13 basis points for the quarter ended September 30, 2020 compared to the same period of 2019. This decrease was primarily driven by decline in interest income due to the sale of our Agency RMBS portfolio.

Financial Condition

Portfolio Review

In a response to current disruptions in financial markets caused by COVID-19, we have taken steps to enhance our liquidity and strengthen our cash position. We have sold our Agency RMBS portfolio to bolster liquidity and de-lever our balance sheet. We used the proceeds from our Agency MBS sales to pay off related secured financing agreements and derivatives. During the nine months ended September 30, 2020, on an aggregate basis, we purchased $2.2 billion of investments, sold $8.0 billion of investments and received $2.3 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
Interest earning assets at period-end (1)	$17,606,269	$26,248,233
Interest bearing liabilities at period-end	$13,646,031	$21,740,710
GAAP Leverage at period-end	3.7:1	5.5:1
GAAP Leverage at period-end (recourse)	1.3:1	3.4:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.2%	7.9%
Senior	5.1%	4.5%
Subordinated	3.5%	2.2%
Interest-only	1.6%	1.2%
Agency RMBS	0.8%	25.7%
Pass-through	—%	25.1%
Interest-only	0.8%	0.6%
Agency CMBS	9.7%	11.0%
Project loans	9.5%	10.8%
Interest-only	0.2%	0.2%
Loans held for investment	79.3%	55.4%
Fixed-rate percentage of portfolio	94.9%	95.9%
Adjustable-rate percentage of portfolio	5.1%	4.1%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at September 30, 2020 and December 31, 2019. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,629,183	$51.33	$81.81	4.5%	16.5%	12.2%	10.1%	2.7%	3.2%	50.0%	2.8%
Subordinated	$915,631	$63.57	$64.58	3.6%	6.3%	12.8%	11.7%	0.8%	0.8%	21.0%	3.8%
Interest-only	$6,056,933	$4.33	$4.85	1.5%	16.8%	25.4%	21.0%	1.7%	1.7%	28.4%	—%
Agency RMBS
Pass-through	$—	$—	$—	—%	—%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,343,378	$9.24	$7.44	1.9%	1.5%	23.4%	18.3%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,538,077	$101.82	$112.24	4.1%	3.9%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,383,665	$1.89	$2.06	0.7%	7.9%	10.7%	3.1%	N/A	N/A	N/A	N/A
Loans held for investment	$13,260,675	$98.67	$102.15	5.7%	5.1%	9.7%	8.8%	0.9%	1.5%	47.1%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$2,024,567	$52.98	$84.01	5.0%	20.8%	9.6%	9.3%	4.5%	4.5%	48.7%	3.8%
Subordinated	$876,592	$63.15	$71.25	3.7%	6.9%	10.1%	11.3%	1.0%	2.8%	42.6%	3.9%
Interest-only	$7,458,653	$4.04	$3.87	1.1%	8.4%	18.3%	11.0%	1.6%	2.4%	56.0%	—%
Agency RMBS
Pass-through	$6,080,547	$102.15	$104.64	4.0%	3.4%	37.4%	21.9%	N/A	N/A	N/A	N/A
Interest-only	$1,539,941	$9.06	$8.29	1.6%	4.0%	14.9%	9.9%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,621,938	$101.82	$106.86	3.7%	3.6%	—%	0.1%	N/A	N/A	N/A	N/A
Interest-only	$1,817,246	$2.81	$2.70	0.7%	4.7%	5.3%	2.5%	N/A	N/A	N/A	N/A
Loans held for investment	$13,924,291	$98.61	$102.83	5.7%	5.2%	8.6%	8.5%	1.6%	1.7%	52.0%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Balance, beginning of period	$410,447	$438,232	$494,255	$494,780	$514,095
Accretion of discount	(20,045)	(22,508)	(24,784)	(44,342)	(33,256)
Purchases	2,096	—	(4,336)	(12,541)	(13,772)
Sales and deconsolidation	—	(23,425)	438	(786)	1,536
Transfers from/(to) credit reserve, net	30,483	18,148	(27,341)	57,144	26,177
Balance, end of period	$422,981	$410,447	$438,232	$494,255	$494,780

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

As discussed throughout this Quarterly Report on Form 10-Q, the COVID-19 pandemic driven disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our liquidity. During the nine months ended September 30, 2020, particularly during the first two quarters of 2020, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls above historical norms. These conditions, if they become more pronounced like earlier this year, will have a negative adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how COVID-19 may impact our liquidity and capital resources. As discussed in greater detail above in “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing during the second quarter to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $326 million and $110 million at September 30, 2020 and December 31, 2019, respectively. In our response to COVID-19 pandemic related disruptions we made efforts to increase our liquidity and cash position by $216 million from December 31, 2019 to September 30, 2020.

Our operating activities provided net cash of approximately $181 million and used net cash of approximately $145 million for the nine months ended September 30, 2020 and 2019, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid during the period. For the nine months ended September 30, 2020 and 2019 interest received net of interest paid was $453 million and $429 million, respectively. In addition, we used cash of $464 million for payments on swap terminations, which was offset by cash received for derivative margin of $326 million and realized gains on securities of $167 million during the nine months ended September 30, 2020. The cash used for the nine months ended September 30, 2019 was primarily driven by payments on swap terminations of $351 million and derivative margin of $106 million.

Our investing activities provided cash of $8.1 billion and $211 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we received cash from sale of Agency MBS investments of $7.2 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.3 billion. This cash provided was offset in part by cash used on investment purchases of $2.2 billion, consisting of $1.8 billion in purchases of Loans held for investments, $385 million in Agency CMBS fundings, and $23 million in Non-Agency RMBS purchases. During the nine months ended September 30, 2019, we received cash for sale of investments of $3.3 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.8 billion. This cash provided was offset in part by cash used on investment purchases of $5.9 billion, consisting of $2.6 billion in Agency MBS purchases, $3.0 billion in purchases of Loans held for investments and $301 million in Non-Agency RMBS purchases.

Our financing activities used cash of $8.1 billion and provided cash of $47 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 our financing efforts were focused on de-levering of our financial position by reducing our secured financing agreements obligations. During the nine months ended September 30, 2020, we used cash for net payments on our secured financing agreements of $8.8 billion, repayment of principal on our securitized debt of $1.4 billion, and paid common and preferred dividends of $310 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $2.1 billion and convertible debt issuance of $361 million. During the nine months ended September 30, 2019, we received cash from net proceeds on our repurchase agreements of $971 million, debt issuance of $375 million, and Series D preferred stock offering of $193 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion and for common and preferred dividends paid of $335 million.

Our recourse leverage was 1.3:1 and 3.4:1at September 30, 2020 and at December 31, 2019, respectively. The reduction in recourse leverage was a result of reduction in our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At September 30, 2020 and December 31, 2019, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	September 30, 2020			December 31, 2019
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,610,030	0.58%	0.20% - 3.02%	9,709,387	2.26%	1.90% - 3.62%
30 to 59 days	212,333	2.35%	1.85% - 2.55%	800,648	2.96%	2.15% - 3.52%
60 to 89 days	14,626	1.83%	1.55% - 2.45%	608,520	3.00%	2.59% - 3.35%
90 to 119 days	—	NA	NA	—	NA	NA
120 to 180 days	606,072	4.23%	1.34% - 6.61%	809,077	3.38%	3.06% - 3.46%
180 days to 1 year	1,004,318	6.02%	3.25% - 7.99%	580,886	3.42%	3.26% - 3.51%
1 to 2 years	92,695	4.50%	4.50% - 4.50%	427,981	3.28%	3.19% - 3.30%
2 to 3 years	395,829	7.00%	7.00% - 7.00%	—	NA	NA
Greater than 3 years	764,134	3.84%	1.55% - 5.56%	491,046	3.20%	3.19% - 3.20%
Total	$4,700,037	3.44%		$13,427,545	2.52%

Average remaining maturity of Secured financing agreements secured by:
	September 30, 2020	December 31, 2019
Agency RMBS (in thousands)	13 days	14 days
Agency CMBS (in thousands)	18 days	13 days
Non-agency RMBS and Loans held for investment (in thousands)	570 days	255 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Due to the market disruptions and downward market pricing trends driven by COVID-19, our counterparties have negotiated higher haircuts. At September 30, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency IOs was 25.0%, Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investments was 32.1%. At December 31, 2019, the weighted average haircut on secured financing agreements collateralized by Agency RMBS was 5.0%, Agency CMBS was 5.0% and Non-Agency RMBS and Loans held for investments was 22.9%. At September 30, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency IOs was 1.0%, Agency CMBS was 0.2% and Non-Agency MBS and Loans held for investment was 4.8%. At December 31, 2019, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 2.1%, Agency CMBS was 2.1% and Non-Agency MBS and Loans held for investment was 3.2%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Quarter End September 30, 2020	$5,269,553	$4,700,037
Quarter End June 30, 2020	$6,536,264	$5,944,201
Quarter End March 31, 2020	$11,754,793	$7,146,996
Quarter End December 31, 2019	$14,479,405	$13,427,545
Quarter End September 30, 2019	$14,596,640	$15,002,106

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2020 and December 31, 2019, the carrying value of our total interest-bearing debt was approximately $13.6 billion and $21.7 billion, respectively, which represented a leverage ratio for both periods of approximately 3.7:1 and 5.5:1. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2020, we reduced our exposure to counterparties and had secured financing agreements with 16 counterparties as compared to 31 counterparties at year ended December 31, 2019. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investments and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As the disruptions due to COVID-19 continues and deteriorate liquidity conditions for our counterparties we believe our risk of loss to our collateral posted increases. As of September 30, 2020, and December 31, 2019, we had $6.6 billion and $15.4 billion, respectively, of securities pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity but due to current financial markets disruptions there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2020:

September 30, 2020
Country	Number of Counterparties	Secured Financing Agreement	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	11	$3,347,324	$—	$1,447,143
Japan	1	667,250	—	298,591
Canada	1	314,253	—	122,110
South Korea	1	217,193	—	5,629
Switzerland	1	92,695	—	58,844
Netherlands	1	61,322	—	2,839
Total	16	$4,700,037	$—	$1,935,156
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

At September 30, 2020, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Pursuant to our Repurchase Program, during the first quarter of 2020, we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million. We did not repurchase any share of common stock during the third quarter of 2020, and there were no stock repurchases during the year ended December 31, 2019. During the nine months ended September 30, 2020, we issued approximately 46 million shares of our common stock upon conversion of the $301 million convertible senior notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

During the quarter and nine months ended September 30, 2020, we declared dividends to common shareholders of $68 million and $232 million, or $0.30 and $1.10, per share, respectively. During the quarter and nine months ended September 30, 2019, we declared dividends to common shareholders of $94 million and $283 million, or $0.50 and $1.50, per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share during the quarters and nine months ended September 30, 2020 and 2019, respectively.
We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share during the quarters and nine months ended September 30, 2020 and 2019, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $15,112,500, or $0.48 and $1.45 per preferred share during the quarters and nine months ended September 30, 2020 and 2019, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50, per preferred share during the quarter and nine months ended September 30, 2020, respectively. We declared dividends to Series D preferred stockholders of $4 million and $11 million, or $0.50 and $1.37, respectively, per preferred share during the quarter and nine months ended September 30, 2019.

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

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or RSUs
During the nine months ended of September 30, 2020 and 2019, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. There were no RSU grants during the quarter ended September 30, 2020 and 2019. We granted 306 thousand RSU awards during the nine months ended September 30, 2020, with a grant date fair value of $4 million for the 2020 performance year. We granted 447 thousand RSU awards during the nine months ended September 30, 2019 with a grant date fair value of $8 million, for the 2018 and 2019 performance year.

Grants of Performance Share Units or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the first quarter of 2020 and 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the nine months ended September 30, 2020, we granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million. During the nine months ended September 30, 2019, we granted 152 thousand PSU awards to senior management with a grant date fair value of $3 million.
At September 30, 2020 and December 31, 2019, there were approximately 1.8 million and 1.7 million unvested shares of restricted and performance stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2020 and December 31, 2019. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,447,378	$488,525	$764,134	$—	$4,700,037
Securitized debt, collateralized by Non-Agency RMBS	14,707	11,575	1,312	461	28,055
Securitized debt at fair value, collateralized by loans held for investment	1,709,381	2,739,227	1,777,190	2,556,837	8,782,635
Interest expense on MBS secured financing agreements (1)	17,323	3,363	2,652	—	23,338
Interest expense on securitized debt (1)	283,794	404,665	250,121	351,993	1,290,573
Total	$5,472,583	$3,647,355	$2,795,409	$2,909,291	$14,824,638
(1) Interest is based on variable rates in effect as of September 30, 2020.

December 31, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$12,508,518	$427,981	$491,046	$—	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS	18,826	18,332	4,453	665	42,276
Securitized debt at fair value, collateralized by loans held for investment	1,582,646	2,563,699	1,791,756	2,129,460	8,067,561
Interest expense on MBS secured financing agreements (1)	36,789	1,249	1,340	—	39,378
Interest expense on securitized debt (1)	311,848	435,462	259,004	361,241	1,367,555
Total	$14,458,627	$3,446,723	$2,547,599	$2,491,366	$22,944,315
(1) Interest is based on variable rates in effect as of December 31, 2019.

Not included in the table above are the unfunded construction loan commitments of $154 million and $540 million as of September 30, 2020 and December 31, 2019, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by us as the sole investor in the fund. As of September 30, 2020, we have funded $141 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

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

Capital Expenditure Requirements

At September 30, 2020 and December 31, 2019, we had no material commitments for capital expenditures.

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

Credit Risk

Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, construction delays, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our underlying MBS investments. If the effects of COVID-19 result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing investments, the ability to liquidate the collateral, our ability to obtain additional financing, and the future profitability of our investments. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as “Part II. Other Information - Item 1A. Risk Factors” for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own which are rated below ‘‘AAA’’ or not rated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics.

In connection with loan acquisitions, we or a third-party performs an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not review all of the loans in a pool, but rather a sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s characteristics and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. Our resources include a portfolio management system, as well as third-party software systems. We utilize third-party due diligence firms to perform an independent mortgage loan file review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review.

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

We have entered into agreements for long term, non mark-to-market financing facilities at rates that are higher than short term secured financing agreements. Having non-mark-to-market facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our portfolio (including derivatives) may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and portfolio value for our Agency MBS portfolio, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2020 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2020
Change in Interest Rate	Projected Percentage Change in Agency MBS portfolio Net Interest Income (1)	Projected Percentage Change in Agency MBS Portfolio Value with Effect of Interest Rate Swaps and Other Hedging Transactions (2)
-100 Basis Points	4.19%	4.78%
-50 Basis Points	4.19%	3.53%
Base Interest Rate	—	—
+50 Basis Points	(17.43)%	(3.64)%
+100 Basis Points	(34.82)%	(7.12)%
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

Economic impacts related to COVID-19 have caused fixed income patterns to move away from their historical trends. Mortgage availability may be a significant deterrent to people seeking to buy a home. Further, given social distancing, sellers and buyers are hesitant to leave their homes or allow strangers to enter their home. Further normal home inspections and appraisals done by third parties visiting the homes for sale may curtail or delay the sales process.

High unemployment levels may continue for a prolonged period of time which will reduce the number of buyers qualified to apply for a mortgage and to buy a home. It is unclear when or if the residential real estate market will return to normal levels, which significantly increases real estate market risk for the Company.

Risk Management

Subject to maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage risk by:

•monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods, rights to post both cash and collateral for margin calls and provisions for non mark-to-market facilities;
•using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our investments and our borrowings;

•using securitization financing to receive the benefit of attractive financing terms for an extended period of time in contrast to short term financing and maturity dates of the investments not included in the securitization; and
•actively managing, through assets selection, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2020. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2020
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$219,402	$692,240	$98,972	$16,608,369	$17,618,983
Cash equivalents	325,717	—	—	—	325,717
Total rate sensitive assets	$545,119	$692,240	$98,972	$16,608,369	$17,944,700

Rate sensitive liabilities	6,683,433	6,180,978	593,069	—	13,457,480
Interest rate sensitivity gap	$(6,138,314)	$(5,488,738)	$(494,097)	$16,608,369	$4,487,220

Cumulative rate sensitivity gap	$(6,138,314)	$(11,627,052)	$(12,121,149)	$4,487,220

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(34)%	(65)%	(68)%	25%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2020.

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

Pursuant to our Repurchase Program, we repurchased in open market transaction approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million during the first quarter of 2020. We did not repurchase any shares of our common stock during the second or third quarter of 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of September 30, 2020.

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
Date: November 5, 2020

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: November 5, 2020