Form 10-K
period 2020-12-31
CHIMERA INVESTMENT CORP
filed 2021-02-18
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  December 31, 2020

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

(888) 895-6557
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
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At June 30, 2020, the aggregate market value of the voting stock held by non-affiliates of the Registrant was 2,192,560,401 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2021 was 230,559,010.

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

Special Note Regarding COVID-19 pandemic

Because there have been no comparable recent global pandemics that resulted in similar impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, personnel, or the U.S. economy as a whole. Any future developments in this regard will be highly uncertain and cannot be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Annual report on Form 10-K. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Form 10-K for our fiscal year ended December 31, 2020. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1.    Business

The Company

We are an internally managed real estate investment trust, or REIT, that is primarily engaged, through our subsidiaries, in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. We were incorporated in Maryland on June 1, 2007 and commenced operations on November 21, 2007.

Our Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends. We intend to achieve this objective by investing in a diversified investment portfolio of residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, real estate-related securities and various other real estate-related asset classes. The MBS, and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes. Subject to maintaining our REIT status and exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

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

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets.  Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings.  We expect to finance our investments using a variety of financing sources, including securitizations, warehouse facilities and repurchase agreements. We seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Currently, we focus our investment activities primarily on acquiring and securitizing pools of residential mortgage loans and, when we believe market or other conditions are favorable, exercising call options on existing securitizations to acquire the underlying mortgage loans and use additional securitization to re-finance those called mortgage loans at lower rates and/or more efficient leverage. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, or the Risk Retention Rules, which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed” discussion in Item 1A “Risk Factors” section for more details. We generally finance these subordinate securities with secured financing agreements. The securities we do not retain are typically sold through securities underwriters. Other than the Risk Retention Rules, there is no limit on the amount we may retain of these below-investment-grade subordinate certificates. As discussed below, our use of leverage with respect to the retained securities from the securitizations we sponsored declined during 2020 and we entered into several non-mark-to-market facilities to finance these retained securities.

In addition, we have purchased residential transition loans, also referred to as fix and flip loans. We believe these residential transition loans have strengthened our portfolio in 2020 because they are short duration assets and have a high average coupon, which are good asset traits in times of rate volatility. Currently, we do not use term securitization to finance residential transition loans because of their short duration. We currently finance these loans using repurchase facilities, but we may look to finance these loans with revolving securitization structures in the future.

Our Securitization Programs

We currently have the following four securitization programs: Our “J” program securitizes jumbo prime residential mortgage loans; Our “INV” program securitizes Agency-eligible investor mortgage loans; Our “NR” program securitizes seasoned residential mortgage loans that are not eligible to be securitized in REMIC transactions; and Our “R” program, our most active program, securitizes seasoned reperforming mortgage loans, whether newly acquired from a third party or upon the exercise of a call option, in a REMIC transaction.

“J” and “INV” Rated Programs. The securities issued in our “J” and “INV” securitizations are rated by one or more nationally recognized statistical ratings organizations (“NRSRO”). The loans for our “J” program are “qualified mortgage loans” and therefore the related securitizations are not subject to the Risk Retention Rules, and we typically do not retain any securities related to this program. Our “INV” securitizations are subject to the Risk Retention Rules and we retain subordinate securities to meet our risk retention obligations. Under Generally Accepted Accounting Principles (“GAAP”) we do not consolidate the assets and liabilities of the securitization entities related to our “J” and “INV” securitization programs. During 2020, we sponsored two “J” securitizations and one “INV” securitization. The table below sets forth certain information about our “J” and “INV” securitization that were outstanding at December 31, 2020, including two earlier jumbo prime securitizations that are consolidated for financial reporting purposes.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
CIM 2020-J1	$361,766	$361,766	$—	$276,918	$276,918	$—
CIM 2020-J2	327,362	327,362	—	327,362	327,362	—
CIM 2020-INV1	335,065	311,107	23,958	298,796	274,943	23,853
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

“R” and “NR” Non-Rated Programs. The securities issued in our “R” and “NR” securitizations are generally not rated and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. During 2020, we sponsored seven “R” securitizations and one “NR” securitization. We are generally required under GAAP to consolidate the assets and liabilities of the “NR” and “R” securitization entities for financial reporting purposes. Each of the consolidated entities is independent of Chimera and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor or depositor) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
CIM 2020-NR1	$131,860	$84,165	$47,695	$130,664	$83,097	$47,567
CIM 2020-R7	653,192	562,023	91,169	642,978	551,805	91,173
CIM 2020-R6	418,390	334,151	84,239	408,175	323,886	84,289
CIM 2020-R5	338,416	257,027	81,389	305,646	224,025	81,621
CIM 2020-R4	276,316	207,237	69,079	264,556	195,372	69,184
CIM 2020-R3	438,228	328,670	109,558	404,607	294,967	109,640
CIM 2020-R2	492,347	351,926	140,421	450,379	375,590	74,789
CIM 2020-R1	390,761	317,608	73,153	366,552	293,766	72,786
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

Our Investment Portfolio

At December 31, 2020, based on the amortized cost balance of our interest earning assets, approximately 79% of our investment portfolio was residential mortgage loans, 10% of our investment portfolio was Agency CMBS, 10% of our investment portfolio was Non-Agency RMBS and 1% of our investment portfolio was Agency IOs. At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS.

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the significant change in the composition of our assets during 2020 relates primarily to the sale of our Agency RMBS portfolio during the first quarter of 2020, as we sought to raise liquidity and reduce our exposure to mark-to-market financing during the severe market conditions created by the novel coronavirus (“COVID-19”) pandemic. Subject to market conditions, we expect our primary investment focus to continue to be on residential mortgage loans in the near term.

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

We acquire residential mortgage loans primarily to securitize them, as discussed above, or to retain them in our portfolio as loans held for investment. Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through warehouse facilities and repurchase agreement, as discussed under “Our Financing Strategy” below.

We currently do not intend to establish a loan origination or loan servicing platform. Currently, we acquire mortgage loans in the secondary market that are originated by third parties and are not underwritten to our specifications. Third-party servicers service the mortgage loans in our portfolio. We conduct a due diligence review of each servicer before the servicer is retained and periodically thereafter. Servicing procedures typically follow Fannie Mae guidelines but are specified in each servicing agreement. In addition, we have purchased residential mortgage loans on a servicing-retained basis, which means a third-party servicer (which may or may not be the seller of the mortgage loans) retained the right to service the loans. In the future, however, we may decide to originate mortgage loans or other types of financing, and we may elect to service mortgage loans and other types of assets.

We engage a third party to perform an independent review of the mortgage files to assess the origination and servicing of the mortgage loans as well as our ability to enforce the mortgages. We may not review all the loans in a pool, but rather select loans for diligence review utilizing random sampling based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score, delinquency status and other criteria we believe to be important indicators of credit risk. Additionally, we typically obtain representations and warranties with respect to the mortgage loans from each seller, including the origination and servicing of the mortgage loans as well as the enforceability of the lien on the related mortgaged properties. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

Residential Mortgage-Backed Securities

We invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac which are securities representing interests in “pools” of mortgage loans secured by residential real properties where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect passing through monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.  We may also invest in collateralized mortgage obligations, or CMOs, issued by the Agencies.  CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We refer to residential mortgage-backed securities issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac as Agency RMBS.

We also invest in investment grade, non-investment grade and non-rated Non-Agency RMBS.  We evaluate certain credit characteristics of these types of securities and the underlying mortgage loans, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, periodic and lifetime caps, weighted-average loan-to-value and weighted-average Fair Isaac Corporation, or FICO, score.  Qualifying securities are then analyzed using base line expectations of expected prepayments and loss severities, the current state of the fixed-income market and the broader economy in general.  Losses and prepayments are stressed simultaneously based on a credit risk-based model.  Securities in this portfolio are monitored for variance from expected prepayments, severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments. We may also invest in interest-only, or IO, Agency and Non-Agency RMBS. These IO RMBS represent the right to receive a specified proportion of the contractual interest flows of the collateral.

We have invested in and intend to continue to invest in Non-Agency RMBS which are typically certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. The respective bond class sizes are determined based on the review of the underlying collateral.  The payments received from the underlying loans are used to make the payments on the RMBS.  Based on the sequential payment priority, the risk of nonpayment for the investment grade RMBS is lower than the risk of nonpayment for the non-investment grade bonds.  Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade or unrated classes which are sold at higher yields.

Agency CMBS

The Agency CMBS we acquire are Ginnie Mae Construction Loan Certificates, or CLCs, and the resulting project loan certificates, or PLCs, when the construction project is complete. Each CLC is backed by a single multifamily property or health care facility. The investor in the CLC is committed to fund the full amount of the project; however, actual funding occurs as construction progresses on the property. Before each construction advance is funded it is insured by the Federal Housing Administration, or the FHA, and issued by Ginnie Mae. The principal balance of the CLC increases as payments by the investor fund each construction advance. Each Ginnie Mae approved mortgage originator must provide the agency with supporting documentation regarding advances and disbursements before each construction advance is issued by Ginnie Mae. We also review this documentation prior to funding each Ginnie Mae guaranteed advance. Upon completion of the construction project, the CLC is replaced with a PLC. Ginnie Mae guarantees the timely payment of principal and interest on each CLC and PLC. This obligation is backed by the full faith and credit of the United States.

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

We may invest in non-Agency CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties.  These securities may be senior, subordinated, investment grade or non-investment grade.

We may invest in securities issued in various collateralized debt obligation, or CDO, offerings to gain exposure to bank loans, corporate bonds, asset-backed securities, or ABS, mortgages, RMBS, CMBS, and other instruments.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition. Our investment committee periodically reviews our compliance with the investment guidelines. Our risk and audit committees of the Board of Directors also review our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at regularly scheduled risk and audit committee meetings.

Our Board of Directors and our investment committee have adopted the following guidelines for our investments and borrowings:

•No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•No investment shall be made that would cause us to be regulated as an investment company under the 1940 Act;
•With the exception of real estate and housing, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and
•Investments in non-rated or deeply subordinated ABS or other securities that are non-qualifying assets for purposes of the 75% REIT asset test will be limited to an amount not to exceed 50% of our stockholders’ equity.

These investment guidelines may be changed from time to time by a majority of our Board of Directors without the approval of our stockholders.

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2020 and 2019, our ratio of debt-to-equity was 3.6:1 and 5.5:1, respectively. For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of securitized debt, warehouse facilities and repurchase agreements.

Subject to maintaining our qualification as a REIT, we may use a variety of sources to finance our investments, including the following primary sources:

•Securitization.  A significant element of our financing strategy is to acquire residential mortgage loans for our portfolio with the intention of securitizing them. In our securitizations, we generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend or are required under the Risk Retention Rules to retain in our portfolio. We have acquired and may in the future acquire Non-Agency RMBS for our portfolio with the intention of exercising the call rights and re-securitizing the underlying mortgage loans and retaining a portion of the re-securitized Non-Agency RMBS in our portfolio, typically the subordinate certificates.
•Warehouse Facilities.  We have utilized and may in the future utilize credit facilities for capital needed to fund our assets.  We seek to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.
•Repurchase Agreements.  We have financed certain of our assets through repurchase agreements.  We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our real estate assets.  We seek to maintain formal relationships with many counterparties with the intent to obtain financing on the most favorable terms available while diversifying counterparty credit risk.

As a result of the negative impact COVID-19 had on the financial markets and thus the liquidity and market value of our assets beginning in March 2020, we significantly changed our financing strategy. In particular, in connection with the sale of our Agency RMBS portfolio at the onset of the COVID-19 related volatility, we reduced our Agency repurchase financing by $6 billion in the first quarter of 2020 and terminated all derivatives used for hedging interest rate risk across the entire portfolio (which had the effect of reducing our leverage and reliance on mark-to-market financing). Also, through loan securitizations we reduced our loan warehouse facilities to one non-mark-to-market facility for residential mortgage loans and one mark-to-market facility for residential fix-and-flip loans. We also entered into two non-mark-to-market facilities and one mark-to-market holiday facility (market value of the collateral must drop below a threshold before lender can issue a margin call) to finance a portion of our non-Agency RMBS, including risk retention securities. Finally, we took back a portion of securities held as collateral under repurchase facilities and did not finance the retained securities from some of our 2020 securitizations to further reduce our exposure to mark-to-market financing. We expect that as terms for repurchase facility financing improves, we will seek such financing, but we believe that non-mark-to-market facilities will continue to be a material portion of our financing strategy.

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

We may engage in a variety of interest rate management techniques that seek to mitigate changes in interest rates or other potential influences on the values of our assets. Our interest rate management techniques may include:

•puts and calls on securities or indices of securities;
•Eurodollar futures contracts and options on such contracts;
•interest rate caps, swaps and swaptions;
•U.S. Treasury futures, forward contracts, other derivative contracts and options on U.S. Treasury securities; and

•other similar transactions.

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

In connection with the sale of our Agency RMBS portfolio and termination of the related financing, we removed $4.7 billion notional amount of interest rate hedge positions related to such financing and reducing our hedge positions to zero. These changes were the result of changes in our portfolio composition rather than of a change to our hedging strategy.

Operational and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we must comply with the requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders. As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation. As of December 31, 2020, we have granted waivers to two mutual funds to own a certain class of our preferred stock above the 9.8% limitation. Also, we have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (or QRS) cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal income tax.

1940 Act Exclusion

We continued to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act, or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. See “Risk Factors—Risks Related to Our Business—Maintenance of our 1940 Act exclusion imposes limits on our operations.”

Licenses

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase and sale of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not directly engage in loan servicing ourselves and do not expect to do so. Currently, we hold licenses or exemption status, through two of our wholly owned subsidiaries in 23 states. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses and exemption status. Our failure to obtain or maintain required licenses or exemption status or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and the Company is committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. We continue to have a focus on diversity initiatives. The Company offers internal training programs on financial markets, business ethics, government regulatory rules and other topics. The Company encourages personnel to attend industry sponsored or other conferences, and has a tuition reimbursement program to help personnel to further develop their skills and to stay current on evolving trends impacting our industry.

We focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities. We provide competitive financial benefits such as a 401(k) retirement plan with a company match and offer a comprehensive healthcare benefit plan and other tools to support our employees’ health and well-being. We also generally grant awards of restricted stock units on an annual basis to a meaningful portion of our employee. The Company has a matching gift program to encourage personnel to be charitable and to support 501(c)3 organizations.

At December 31, 2020, we had 41 employees, all of whom were full-time. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate-related assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, financial institutions, hedge funds, governmental bodies (including the U.S. Federal Reserve) and other entities.   Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

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

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2020 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Summary Risk Factors
Risks Associated with Our Investments

•The recent outbreak of the novel coronavirus has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.
•We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.
•The nature of the mortgage loans we acquire and that underlie the MBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.
•A significant portion of our investments are in Non-Agency RMBS that are the most subordinate securities in securitizations, making us the first-loss security holder, which means these securities are subject to significant credit risk, are illiquid, and are difficult to value.
•A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.
•We have a significant amount of investments in Non-Agency MBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses (particularly during periods of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic).
•We have, and may continue to, experience significant changes in our portfolio during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.
•COVID-19 has created an uncertain and volatile interest rate environment, which could adversely affect our business.
•Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
•New assets we acquire may not generate yields as attractive as yields on our current assets, which could result in a decline in our earnings per share over time.
•We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments.
•Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, increased earnings volatility, and volatility in our book value.
•Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment, and such assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

Risks Related to Financing and Hedging

•Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

•Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

Risks Associated with Our Operations

•Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to residential mortgage loans. These types of transactions and investments expose us to potentially material risks.
•We rely on third parties to perform certain services particularly as it relates to servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.
•We utilize third party analytical models and data to value our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.
•The third party analytical models and data we use to value our investments may be more prone to inaccuracies in light of the unprecedented conditions created by COVID-19.
•We are dependent on information systems and their failure could significantly disrupt our business.

Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption

•Our business is subject to extensive regulation.
•We are required to obtain various state licenses to purchase mortgage loans in the secondary market and there is no assurance we will be able to obtain or maintain those licenses.
•Our GAAP financial results may not be an accurate indicator of taxable income and dividend distributions.
•Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our capital stock and our ability to distribute dividends.

U.S. Federal Income Tax Risks

•Your investment has various U.S. federal income tax risks.
•Complying with REIT requirements may cause us to forego otherwise attractive opportunities.
•Complying with REIT requirements may force us to liquidate otherwise attractive investments.
•Complying with REIT requirements may limit our ability to hedge effectively.
•Failure to qualify as a REIT would subject us to U.S. federal income tax, which would reduce the cash available for distribution to our stockholders.

Risks Related to Our Capital Stock

•Capital stock eligible for future sale may have adverse consequences for investors and adverse effects on our share price.
•Future offerings of debt securities, which would rank senior to our capital stock upon liquidation, and future offerings of equity securities (including upon the exercise of warrants we have issued to certain lenders), which would dilute our existing stockholders and may be senior to our capital stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our capital stock.
•There is a risk that you may not receive dividend distributions, or those dividend distributions may decrease over time. Changes in the amount of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on dividend distributions at a higher rate than initially expected.

Risks Associated with Our Investments

The recent outbreak of the novel coronavirus (“COVID-19”) has adversely affected, and could continue to adversely affect, our business, financial condition, liquidity and results of operations.
We believe the worldwide COVID-19 pandemic has negatively affected our business and could continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both globally and in the United States. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response (including any vaccines) to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the effectiveness of any vaccine, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. The continued spread of COVID-19 and related health concerns could also negatively impact the availability of key personnel necessary to conduct our business.
Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, and other real estate assets. In particular, COVID-19 and related economic impacts has adversely impacted the housing and related markets, including as related to availability of mortgage financing, the ability of buyers and sellers and others industry participants to conducts sales, and the overall decline in home values if economic conditions do not improve. In addition, as interest rates continue to decline as result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a materially adverse effect on our result of operations.
Further, in light of the current environment related to the COVID-19 outbreak on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forebear payment on or refinance their loans for lower rates, which may adversely affect our result of operations (particularly as related to assets we own that expose us to credit risk, as discussed below). Thus, the credit risk profile of our assets may be more pronounced during severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and the global recessionary economic conditions will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the likelihood of such measures calming the volatility in the financial markets or addressing a long-term national or global economic downturn cannot be predicted and we cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.
On March 27, 2020, the CARES Act was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to the COVID-19 pandemic, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the FHA or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020 and was extended to December 31, 2020 by Fannie
Mae, FHA and the U.S. Department of Agriculture. Some states and local jurisdictions have also implemented moratoriums on foreclosures.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the social and macroeconomic effects of COVID-19 may harm our business. For example, decreases in short-term interest rates, such as those announced by the Federal Reserve during 2020, including in response to COVID-19, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. We expect interest rates to remain low for the foreseeable future. These market interest rate declines may negatively affect our results of operations.

A significant portion of our investments are in Non-Agency RMBS that are the most subordinate securities in securitizations, making us the first-loss security holder, which means these securities are subject to significant credit risk, are illiquid, and are difficult to value.

A significant portion of our Non-Agency RMBS are subordinate classes we have acquired through securitization of mortgage loans. The mortgage loans we have securitized are generally recorded on our balance sheet as “securitized mortgage loans” for GAAP purposes, but in effect we own these assets in the form of securities. A substantial portion of the mortgage loans that we securitize and the subordinate securities that we retain are not newly originated “prime mortgage loans” but rather seasoned reperforming mortgage loans and Non-QM loans that have less strict underwriting standards and are therefore subject to greater risk of loss, as discussed below.
When we securitize mortgage loans, we sell the most senior securities backed by those loans and retain the most subordinate classes of securities, which means we are the first-loss security holder and the securities we own represent a portion of the “securitized mortgage loans” on our balance sheet. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the more senior securities (or other RMBS that we may own). Losses with respect to these investments, which are subject to significant credit risk, could increase or otherwise be higher than anticipated. For a description of the credit risk we are exposed to, see the Risk Factor below captioned “The nature of the mortgage loans we acquire and that underlie the MBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.” As discussed in the Risk Factors above, credit risks associated with our investments are heightened during times of severe market disruption in the mortgage, housing or related sectors, such as those being experienced now as a result of the COVID-19 pandemic.
In addition, many of our Non-Agency RMBS securities are first loss and subject to the Risk Retention Rules (see the Risk Factor directly below regarding the Risk Retention Rules) and are therefore illiquid for a period of time. The fair value of securities, especially our first loss credit risk retention securities, reperforming mortgage loans (loans that typically were significantly delinquent and subsequently modified), and other investments we make that are not frequently traded may not be readily determinable and it may be difficult to obtain third party pricing on such investments, especially during the COVID-19 pandemic which saw a significant increase in liquidation sales and few secondary market trades. Also, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable. Illiquid investments may also experience greater price volatility because an active market does not exist. We value our investments quarterly based on our judgment and in accordance with our valuation policy. Because such valuations are inherently uncertain, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used, if an active trading market existed for these investments. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of the investments were materially higher than the values that would exist if a ready market existed for these assets.
The illiquidity of our investments may make it difficult, or impossible for certain assets subject to the Risk Retention Rules, for us to sell and these assets may be more difficult to finance. Also, if we quickly liquidate all or a portion of our portfolio (for example, to meet a margin call, as we did with the sale of our entire Agency RMBS portfolio at the onset of the COVID-19 pandemic), we may realize significantly less than the value at which we have previously recorded our investments. Thus, our ability to adjust our portfolio in response to changes in economic, and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5%, or the Required Credit Risk. We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the Sunset Date). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

We have a significant amount of investments in Non-Agency MBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses (particularly during periods of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic).
A significant portion of the Non-Agency MBS we have acquired on the secondary market or retained in our securitizations are backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting “prime mortgage loans.” These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher, may be substantially higher, than those experienced by prime mortgage loans. Thus, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly lower than those backed by prime mortgage loans especially during times of economic stress, which could materially adversely impact our results of operations, financial condition, and business. This risk is more pronounced during periods of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

The nature of the mortgage loans we acquire and that underlie the MBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.

We assume credit risk primarily through the ownership of securities backed by residential, multi-family, and commercial real estate loans and through direct investments in residential real estate loans. The substantial majority of our investment assets are subject to various credit risks, as discussed below.

No U.S. Government Guarantee. We acquire residential loans including reperforming loans, nonperforming loans (the borrower is severely delinquent), and Non-QMs, which are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential loan is directly exposed to losses resulting from the default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. The value of residential loans is also subject to property damage caused by hazards, such as earthquakes or environmental hazards, not covered by standard property insurance policies and to a reduction in a borrower's mortgage debt by a bankruptcy court. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property. The occurrence of any of these risks could materially adversely impact our results of operations, financial condition, and business.

Enhanced Non-QM Loan Risks. In addition, we may from time to time acquire Non-QMs that will not have the benefit of enhanced legal protections otherwise available to residential mortgage loans originated to a more restrictive credit standard than just determining a borrower’s ability to repay. The ownership of Non-QMs will subject us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the Consumer Financial Protection Bureau, or CFPB, through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

Greater General Credit Risks. In addition, credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. These and other credit-related risks have increased by the conditions created by the COVID-19 pandemic. Additionally, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other action by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

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

A significant number of the mortgages underlying our Non-Agency MBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, New York and Florida. For further information on the geographic concentration of our investments see Note 3 and Note 4 to the consolidated financial statements within this 2020 Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency MBS and residential loan investments and the risk of loss upon liquidation of these assets. Investors should consider the impact that the recession resulting from the COVID-19 pandemic will have on the mortgage market and ability of mortgagors to make timely payments on their mortgage loans. Furthermore, the economic impact of the COVID-19 pandemic may result in a decline in real estate values (particularly in certain geographic areas). This could have a material adverse effect on our Non-Agency MBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2020 Form 10-K. For example, during 2020 and in response to the COVID-19 pandemic, we sold our entire Agency RMBS portfolio and became more concentrated in credit-risk assets, and have also balanced our repurchase agreement financing with more non-market-to-market facilities.

A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2020 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

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

Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment, and such assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.
We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this 2020 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in this 2020 Form 10-K.

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

The recent U.S. elections may result in changes in federal policy with significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally (particularly with respect to the future role of Fannie Mae and Freddie Mac).

Risks Related to Financing and Hedging

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.
Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master repurchase agreements, warehouse facilities and repurchase agreement facilities with our counterparties. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets at a loss.
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced related to the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed (all of which are conditions that we experienced in 2020). In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings.
During the first two quarters of 2020, we observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy margin calls. We also sold our Agency RMBS portfolio to increase liquidity and reduce our exposure to margin calls. The margin calls had a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders. In addition, we have also experienced an increase in haircuts on financings we have rolled. If haircuts are increased, we will be required to post additional collateral. As a result of these developments we have entered into longer term financing arrangements as well as non-mark-to-market and mark-to-market holiday facilities, which have increased our financing costs and had a negative impact on our profitability. These trends, if continued, will have a negative adverse impact on our liquidity.

Our business strategy involves the use of leverage. We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

 Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. We are not required to maintain any particular debt-to-equity ratio. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. For example, in response to the changes in rates and margins calls we received during the first months of the COVID-19 pandemic, we entered into several non-mark-to-market and mark-to-market holiday financing facilities. These facilities typically have higher interest rates and cash trapping provisions which reduce the net cash we receive from these levered assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the conditions created by the COVID-19 pandemic. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

•Our profitability may be materially adversely affected by a reduction in our leverage. As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. There can be no assurance, however, that repurchase financing will remain an efficient source of long-term financing for our assets. The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates. In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability. Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. Historically, we relied primarily on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities. However, as a result of the decrease in value of our assets and the subsequent margin calls we received during the early phases of the COVID-19 crises, we move some of our financing to longer-term mark-to-market financing and longer-term non-market-to-market and market holiday financing which is more expensive that traditional short-term mark-to-market financing. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods.

•A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices, and the real estate market generally. A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. For example, during the initial stages of the COVID-19 pandemic and related market dislocations, we experienced significantly higher margin calls and haircuts with respect to our repurchase agreements. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. Thus, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, to maintain liquidity.

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2020 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.) Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2020 the Company had amounts at risk with Goldman Sachs and Nomura of 17% and 11%, respectively, of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Goldman Sachs and Nomura were 938 and 106 days, respectively. The amounts at risk with Goldman Sachs and Nomura were $649 million and $421 million, respectively. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of December 31, 2020. In addition, generally, if we default on a repurchase transaction the counterparty could liquidate the assets and use the proceeds to repay the amounts it is sold. If the amount received from the sale is equal to or less than the amount they are owed, we will incur a loss equal to the haircut and the counterparty has recourse to us to repay any remaining deficiency. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties on our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

•Our financing facilities may contain covenants that restrict our operations. Certain financing facilities we may enter contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility, and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective rights against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions by a guarantor so that if a default occurs under any guaranty agreement, the lenders under our other agreements could also declare a default under their respective agreements. Further, under our mark-to-market agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our capital stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could lower our investment returns.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2020, we had amounts outstanding under repurchase agreements with 16 separate lenders. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sale prices than ordinary market sales made in the normal course of business. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which would adversely affect our earnings. We and many other mortgage REITs experienced these conditions in 2020 in connection with conditions created by the COVID-19 pandemic. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced effect on our European counterparties.

•Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

•A re-characterization of the repurchase agreements as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to maintain our qualification as a REIT and to maintain our 1940 Act exemption. When we enter a repurchase agreement, we generally sell assets to our counterparty to the agreement for cash. The counterparty is obligated to resell the assets back to us at the end of the transaction term. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS or the SEC could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT or fail to maintain our 1940 Act exemption, respectively.

Changes in banks’ inter-bank lending rate reporting practices, the method pursuant to which LIBOR is determined or elimination of LIBOR may adversely affect the value of the financial obligations to be held or issued by us that are linked to LIBOR as well as adjustable-rate mortgage loans we hold.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the U.K. and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association, or BBA, in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have entered settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the way LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the U.K. Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our repurchase facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Funding Rate, or SOFR. The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, another is SOFR is an overnight rate and LIBOR reflects term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk difference between LIBOR and SOFR may negatively affect our net interest margin. Any of these alternative methods may result in interest rates that are higher than if the LIBOR Rate was available in its current form, which could have a material adverse effect on our net interest margin. In addition, the manner and timing of the shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments.

Any additional changes announced by the FCA, other regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. Although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result.

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

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;
•available interest rate hedges may not correlate directly with the interest rate risk for which protection is sought;
•the duration of the hedge may not match the duration of the related liability;
•the amount of income that a REIT may earn from hedging transactions to offset interest rate losses may be limited by U.S. federal tax provisions governing REITs;
•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction;
•the party owing money in the hedging transaction may default on its obligation to pay; and
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

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

Disclosure and Indemnity Risk: When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions, the securitization transaction agreements and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs disputing these allegations or settling claims. Additionally, we typically retain various third party service providers when we engage in securitization transactions, including underwriters, trustees, administrative and paying agents, servicers and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer from providing these services to us or the securitization trust. If any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses because of these indemnities.

Documentation Defects: In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as priority lien holders on underlying mortgaged property. If there are problems with the establishment of title and lien priority rights are transferred, securitization transactions that we sponsored and third party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

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

To conduct our business of acquiring loans, engaging in securitization transactions, and investing in third party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. Thus, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. The COVID-19 pandemic and the resulting economic disruption it has caused may result in liquidity pressures on servicers and other third party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments as a result of the COVID-19 pandemic. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

We rely on third party servicers to service and manage the mortgage loans we own and that underlie our MBS. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in higher default rates. If a servicer takes longer than expected to liquidate non-performing loans, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages or to competently manage and dispose of the related real properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third party servicers to carry out the actual servicing of the loans we own, other than our securitized loans (including all direct interface with the borrowers) we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation (See “Risks Related to Regulatory Matters and Our 1940 Act Exemption” for further discussion). Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

We rely on third party servicers to service the residential mortgage loans that we acquire through consolidated trusts and that underlie the MBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. Certain mortgage lenders and third party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. The foregoing matters may cause our business, financial condition, results of operations and ability to pay dividends to be adversely affected.

We utilize third party analytical models and data to value our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, we rely heavily on analytical models and information and data supplied by third parties, or Third Party Data.  Third Party Data is used to value investments or potential investments and to hedge our investments.  When we rely on Third Party Data that proves to be incorrect, misleading or incomplete, our decisions expose us to potential risks. For example, by relying on Third Party Data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low, or to miss favorable opportunities altogether.  Similarly, any hedging based on faulty Third Party Data may prove to be unsuccessful.  Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

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

Some of the Third Party Data we use, such as mortgage prepayment models or mortgage default models, are predictive in nature.  The use of predictive models has inherent risks.  For example, such models may incorrectly forecast future behavior, leading to potential losses on a cash flow and/or a mark-to-market basis. In addition, the predictive models we use may differ substantially from those models used by other market participants, with the result that valuations based on these predictive models may be substantially higher or lower for certain investments than actual market prices.  Furthermore, since predictive models are usually constructed based on historical data supplied by third parties, the success of relying on such models may depend heavily on the accuracy and reliability of the supplied historical data and the ability of these historical models to accurately reflect future periods.

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

For example, the economic, financial and related impacts of the COVID-19 pandemic are and will be very difficult to model (including as related to the housing and mortgage markets), as the catalyst for these conditions (i.e., a global pandemic) is an event that is unparalleled in modern history and therefore is subject to wide variables, assumptions and inputs. Therefore, historical data used in Third Party Data may be less reliable in predicting future conditions. Further, the conditions created by the COVID-19 pandemic have increased volatility across asset classes. Extreme volatility in any asset class, including real estate and mortgage-related assets, increases the likelihood of Third Party Data being inaccurate as market participants attempt to value assets that have frequent, significant swings in pricing.

We are dependent on information systems and their failure could significantly disrupt our business.

Our business is highly dependent on our information and communications systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our investment activities as well as subject us to penalties, fines and other regulatory actions, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends. We have a suite of controls including technology hardware and software solutions as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. However, due to the transition to remote working environments as a result of the COVID-19 pandemic, there is an elevated risk of such events occurring.

Additionally, there is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

We also face the risk of operational failure, termination, or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents, mortgage servicers, trustees, business counterparties, technology service providers including hardware, software and cloud based solutions or other financial intermediaries we use to facilitate our business.

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

Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules, and regulations because we purchase residential mortgage loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act and the Gramm-Leach-Bliley Financial

Modernization Act of 1999. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. For example, on December 10, 2020, the CFPB issued a final rule that adopts a set of “bright-line” loan pricing thresholds to replace the previous General Qualified Mortgage 43% debt-to-income threshold calculated in accordance with “Appendix Q” and removes Appendix Q (the “General QM Final Rule”). The effective date of the General QM Final Rule is March 1, 2021, but the mandatory compliance date is July 1, 2021. On December 10, 2020, the CFPB also issued a final rule that creates a new category of a qualified mortgage, referred to as a “Seasoned QM” (the “Seasoned QM Final Rule”). A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loan that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. The effective date for the Seasoned QM Final Rule is March 1, 2021. At this time, however, there can be no assurance what impact these final rules will have on the mortgage market and the “ability-to-repay” rules. Furthermore, the temporary qualified mortgage provision applicable to certain mortgage loans eligible for purchase or guarantee by the GSEs, commonly referred to as the “GSE Patch,” will expire on the earlier of: (i) July 1, 2021 or (ii) the date that the GSEs exit conservatorship. We cannot predict the impact of its expiration on the mortgage market.
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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or Qualifying Real Estate Assets, and at least 80% of our assets in Qualifying Real Estate Assets plus real estate-related assets.  The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act.   If the SEC determines that any of a subsidiary’s securities are not Qualifying Real Estate Assets or real estate-related assets or otherwise believes such subsidiary does not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

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

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company of which 50% or more of the outstanding voting securities are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we may need to adjust our strategy and our assets to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance from the Division of Investment Management of the SEC regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions which could have an adverse effect on our business and the market price for our shares of capital stock.

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

We also indirectly own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary

REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax," below.

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

The ability of our Board of Directors to revoke our REIT election without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board of Directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if our Board of Directors determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our stockholders, which may have adverse consequences on the total return to our stockholders.

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

We intend to structure our securitization and financing arrangements so as to not allocate “excess inclusion income” to our stockholders. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or mortgage-backed securities and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or mortgage-backed securities to which such borrowings relate may be classified as a taxable mortgage pool under the Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as excess inclusion income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

•not be allowed to be offset by a stockholder’s net operating losses;
•be subject to a tax as unrelated business income if a stockholder were a tax-exempt stockholder;

•be subject to the application of U.S. federal withholding tax at the maximum rate (without reduction for any otherwise applicable income tax treaty) with respect to amounts allocable to foreign stockholders; and
•be taxable (at the highest corporate tax rate) to us, rather than to our stockholders, to the extent the excess inclusion income relates to stock held by disqualified organizations (generally, tax-exempt organizations not subject to tax on unrelated business income, including governmental organizations).

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

To maintain our qualification as a REIT, we must distribute to our stockholders each calendar year at least 90% of our REIT taxable income (excluding certain items of non-cash income in excess of a specified threshold), determined without regard to the deduction for dividends paid and excluding net capital gain. To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than the sum of:

•85% of our REIT ordinary income for that year;
•95% of our REIT capital gain net income for that year; and
•any undistributed taxable income from prior years.

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

Our taxable income may substantially exceed our net income as determined by GAAP.  As an example, realized capital losses may be included in our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. To the extent that we generate such non-cash taxable income or have limitations on our deductions in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to stockholders in that year.  In that event, we may be required to use cash reserves, incur debt, or liquidate non-cash assets at rates or at times that we regard as unfavorable to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.  Moreover, our ability to distribute cash may be limited by available financing facilities.  Therefore, our dividend payment level may fluctuate significantly, and, under some circumstances, we may not pay dividends at all.

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

•There are ownership limits and restrictions on transferability and ownership in our charter. To qualify as a REIT, not more than 50% of the value of our outstanding stock may be owned, directly or constructively, by five or fewer individuals during the second half of any calendar year. To assist us in satisfying this test, among other things, our charter generally prohibits any person or entity from beneficially or constructively owning more than 9.8% in value or number of shares, whichever is more restrictive, of any class or series of our outstanding capital stock. This restriction may discourage a tender offer or other transactions or a change in the composition of our Board of Directors or control that might involve a premium price for our shares or otherwise be in the best interests of our stockholders and any shares issued or transferred in violation of such restrictions being automatically transferred to a trust for a charitable beneficiary, thereby resulting in a forfeiture of the additional shares.

•Our charter permits our Board of Directors to issue stock with terms that may discourage a third party from acquiring us. Our charter permits our Board of Directors to amend the charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, or terms or conditions of redemption as determined by our Board of Directors.  Thus, our Board of Directors could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

•Maryland Control Share Acquisition Act. Maryland law provides that holders of ‘‘control shares’’ of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the acquiring stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares. Our bylaws provide that we are not subject to the “control share” provisions of Maryland law.  Our Board of Directors, however, may elect to make the “control share” statute applicable to us at any time and may do so without stockholder approval.

•Business Combinations.  We are subject to the “business combination” provisions of Maryland law that, subject to limitations, prohibit certain business combinations (including a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities) between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of our then outstanding voting capital stock or an affiliate or associate of ours who, at any time within the two‑year period before the date in question, was the beneficial owner of 10% or more of our then outstanding voting capital stock) or an affiliate thereof for five years after the most recent date on which the stockholder becomes an interested stockholder. After the five‑year prohibition, any business combination between us and an interested stockholder generally must be recommended by our Board of Directors and approved by the affirmative vote of at least (i) 80% of the votes entitled to be cast by holders of outstanding shares of our voting capital stock and (ii) two‑thirds of the votes entitled to be cast by holders of voting capital stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These super‑majority voting requirements do not apply if our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. These provisions of Maryland law also do not apply to business combinations that are approved or exempted by a Board of Directors before the time that the interested stockholder becomes an interested stockholder. Pursuant to the statute, our Board of Directors has by resolution exempted business combinations between us and any other person, provided, that such business combination is first approved by our Board of Directors (including a majority of our directors who are not affiliates or associates of such person).

•Unsolicited Takeovers: The “unsolicited takeover” provisions of Maryland law, permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to any or all of five provisions, including a classified board, a two-thirds vote requirement for removing a director, a requirement that the number of directors be fixed only by vote of the directors, a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred, and majority requirement for the calling of a special meeting of stockholders. Through provisions in our charter and Bylaws unrelated to this statute, we already (a) require, unless called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, the request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast at the meeting to call a special meeting of stockholders, (b) require that the number of directors be fixed only by the Board of Directors, (c) have a classified board and (d) have a two-thirds vote requirement for the removal of a director. We have elected in our charter to be subject to the provision whereby any vacancy on the board is filled only by a vote of the remaining directors (whether or not they constitute a quorum) for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

•Classified Board. Our Board of Directors is divided into three classes of directors. Directors of each class are chosen for terms expiring at the annual meeting of stockholders held in the third year following the year of their election, and each year one class of directors is elected by the stockholders. The staggered terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of actions, not in their best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated for which Maryland law prohibits such exemption from liability.

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

The market price of shares of our capital stock, including our common and preferred stock, may be highly volatile and could be subject to wide fluctuations. During 2020, we experienced extremely volatile movements in the market price of our shares of stock.  Also, the trading volume in our shares of capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common and preferred stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein.

Capital stock eligible for future sale may have adverse consequences for investors and adverse effects on our share price.

We cannot predict the effect, if any, of future sales of capital stock, or the availability of shares for future sales, on the market price of the capital stock.  Sales of substantial amounts of capital stock, or the perception that such sales could occur, may adversely affect prevailing market prices for the common stock.  In addition, with certain limited exceptions related to some financing facilities, we are not required to offer any such shares to existing shareholders on a pre-emptive basis. Therefore, it may not be possible for existing shareholders to participate in such future share issues, which may dilute the existing shareholders’ interests in us.

Future offerings of debt securities, which would rank senior to our capital stock upon liquidation, and future offerings of equity securities (including upon the exercise of warrants we have issued to certain lenders), which would dilute our existing stockholders and may be senior to our capital stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our capital stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity securities, including commercial paper, warrants, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional equity offerings (including upon the exercise of warrants or similar instruments issued to lenders or other parties) may dilute the holdings of our existing stockholders or reduce the market price of our capital stock, or both. Preferred stock, including our Series A, Series B, Series C, and Series D Preferred Stock, will have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our capital stock, including our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our capital stock bear the risk of our future offerings reducing the market price of our capital stock and diluting their stock holdings in us.

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

Our ability to pay a dividend per common share per quarter and the dividend on each series of our preferred stock at the stated dividend rate may be adversely affected by many factors, including the risk factors described herein. These same factors may affect our ability to pay other future dividends. In addition, to the extent we determine that future dividends would represent a return of capital to investors, rather than the distribution of income, we may determine to discontinue dividend payments until such time that dividends would again represent a distribution of income. Any reduction or elimination of our payment of dividend distributions would not only reduce the number of dividends you would receive as a holder of our common stock but could also have the effect of reducing the market price of our common stock.

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to disruption in the mortgage, housing or related sectors, such as market conditions related to COVID-19.
The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, our Board of Directors may adjust our quarterly cash dividend on our shares of common stock from prior quarters. The payment of dividends may be more uncertain during severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, we do not own any property. Our executive and administrative office is located in leased space at 520 Madison Avenue, 32nd Floor, New York, New York 10022, telephone (212) 626-2300. Our office lease expires on August 2021. We believe that this space is suitable and adequate for our current needs. In addition, we have leases through November 2021, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007.  As of January 31, 2021, we had 230,559,010 shares of common stock issued and outstanding which were held by 219 holders of record.

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

The Board of Directors declared dividends of $1.40 and $2.00 per share during 2020 and 2019.

Purchases of Equity Securities

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

Pursuant to our Repurchase Program, the Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the first quarter of 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of December 31, 2020. The Company did not repurchase any of its common stock during the year ended December 31, 2019.

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

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2015 to December 31, 2020 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2015.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Chimera	100	146	176	190	242	139
S&P 500 Index	100	112	136	130	171	203
BBG REIT Index	100	122	147	143	177	137

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

Item 6.  Selected Financial Data

The following selected financial data are as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016. The selected financial data should be read in conjunction with the more detailed information contained in the Consolidated Financial Statements and Notes thereto contained in Part IV, Financial Statements, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, included elsewhere in this 2020 Form 10-K.

Consolidated Statements of Financial Condition Highlights
(dollars in thousands, except share and per share data)
	For the year ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Non-Agency Mortgage-Backed Securities	$2,150,714	$2,614,408	$2,486,130	$2,851,316	$3,330,063
Agency RMBS	$90,738	$6,490,293	$9,240,057	$2,329,059	$2,727,047
Agency CMBS	$1,740,368	$2,850,717	$2,948,893	$2,035,769	$1,440,706
Loans held for investment, at fair value	$13,112,129	$14,292,815	$12,572,581	$13,678,263	$8,753,653
Total assets	$17,523,019	$27,118,671	$27,708,639	$21,222,070	$16,684,908
Secured financing agreements	$4,636,847	$13,427,545	$14,030,465	$7,250,452	$5,600,903
Securitized debt, collateralized by Non-Agency RMBS	$113,433	$133,557	$159,955	$205,780	$334,124
Securitized debt at fair value, loans held for investment	$8,711,677	$8,179,608	$8,455,376	$9,388,657	$6,941,097
Total liabilities	$13,743,633	$23,165,378	$24,004,810	$17,587,093	$13,561,375
Stockholders' equity	$3,779,386	$3,953,293	$3,703,829	$3,634,977	$3,123,533
Book value per common share	$12.36	$16.15	$15.90	$16.85	$15.87
Number of shares outstanding	230,556,760	187,226,081	187,052,398	187,809,288	187,739,634

Consolidated Statements of Operations Highlights
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Interest income	$1,030,250	$1,361,110	$1,273,316	$1,138,758	$934,068
Interest expense	$516,181	$758,814	$679,108	$532,748	$347,857
Net interest income	$514,069	$602,296	$594,208	$606,010	$586,211
Net income	$88,854	$413,551	$411,637	$524,668	$551,943
Income per share-basic	$0.07	$1.82	$1.97	$2.62	$2.93
Weighted average shares - basic	212,995,533	187,156,990	187,146,170	187,780,355	187,728,634
Core earnings per adjusted diluted common share (1)	$1.46	$2.24	$2.39	$2.45	$2.51
Weighted Average diluted shares - Core earnings	229,282,125	188,406,444	187,748,862	188,287,320	188,024,838
Dividends declared per share (2)	$1.40	$2.00	$2.00	$2.00	$2.44
(1) Core Earnings is a non-GAAP measure. See discussion of Core Earnings per adjusted diluted common share in Management's Discussion and Analysis of Financial Condition and Results of Operations - Core Earnings.
(2) For applicable period as reported in our earnings announcements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2020 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2020 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of this 2020 Form 10-K generally discusses 2020 and 2019 items and year-to year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this 2020 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans and Non-Agency and Agency residential and commercial mortgage-backed securities, or MBS. At December 31, 2020, based on the amortized cost balance of our interest earning assets, approximately 79% of our investment portfolio was residential mortgage loans, 10% of our investment portfolio was Agency CMBS, 10% of our investment portfolio was Non-Agency RMBS and 1% of our investment portfolio was Agency IOs. At December 31, 2019, based on the amortized cost balance of our interest earning assets, approximately 55% of our investment portfolio was residential mortgage loans, 26% of our investment portfolio was Agency RMBS, 11% of our investment portfolio was Agency CMBS, and 8% of our investment portfolio was Non-Agency RMBS. The significant change in the composition of our portfolio at December 31, 2020 as compared to December 31, 2019 was driven by the sale of our Agency RMBS portfolio during the first quarter of 2020, as discussed below, as we sought to raise liquidity during the severe market conditions created by the COVID-19 pandemic.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of December 31, 2020, we did not own any interest rate hedges.

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

2020 was a very volatile year driven by the global COVID-19 pandemic and its effects on the broader economy. Through March and April as businesses closed and more people worked from home, normal daily patterns of work, school and daily life changed dramatically. As a result, unemployment skyrocketed, equity markets experienced large declines and interest rates fell. Liquidity and lending from banks to businesses was significantly reduced. These conditions put significant pressure on the mortgage REIT industry due to its reliance on financing operations and repurchase lending from banks. The Federal Reserve assisted with asset purchase programs, government stimulus and monetary policy in the form of low interest rates, and signaled its intent to keep interest rates low. These measures were intended to promote price stability and the smooth functioning of markets.

In the residential loan sector servicers have worked with borrowers to provide different options to keep borrowers in their homes, including modification, deferral and forbearance programs. The residential housing market has shown resilience this year as housing saw strong home price appreciation supported by low mortgage rates and increasing demand as some individuals left cities to buy homes in the suburbs. In addition, as the year progressed, the number of homeowners relying on forbearance programs trended down.

In the second half of 2020, unemployment started to trend down as some businesses reopened. Equities rebounded quickly and fixed income prices improved. The end of the presidential election cycle as well as the news about COVID vaccines provided some stability for financial markets.

Despite improving conditions, there is still significant uncertainty and risks related to COVID-19 and economic conditions. See “Part I. Item 1A Risk Factors” for additional details on COVID pandemic's impact on our business. In particular, our residential mortgage loans and Non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have been working remotely since March 2020 and expect that to continue. We have the technology in place for all employees to work remotely with limited change in normal working patterns. We have exercised our business continuity plans effectively to date, with limited operational impact.

Portfolio and Financing

Consistent with current market conditions and our intention to enhance our liquidity and strengthen our cash position, we de-levered during the first quarter of 2020 and took steps to manage our portfolio through the unprecedented market volatility and preserve long-term stockholder value, including completing various transactions to reposition our portfolio. Consistent with our business strategy of using our Agency MBS portfolio as a source of liquidity, we sold our Agency RMBS portfolio during the first quarter. The proceeds from the sale were used to pay off debt, reduce leverage and to otherwise strengthen our balance sheet.

While market conditions are challenging, we have continued our business strategy of buying residential mortgage loans and securitizing them. During the year ended December 31, 2020, we purchased $1.9 billion of residential mortgage loans. We sponsored two securitizations of $883 million during the first quarter, two securitizations of $715 million during the second quarter, three securitizations of $1.0 billion during the third quarter, and four securitizations of $1.5 billion during the fourth quarter. These securitizations reduced our warehouse financing risk and resulted in longer term financing by selling senior securities from the securitization trusts.

We have also taken action to limit our exposure to repurchase agreement financing to reduce margin call risk. As of December 31, 2020, our outstanding secured financing agreements which includes repurchase agreements were approximately $4.6 billion, compared to $13.4 billion at December 31, 2019, representing a reduction of approximately 65%. In addition, during 2020 we have obtained $1.2 billion of Non-Agency and loan financing on a non-mark-to-market basis and an additional $251 million on longer term credit financing facilities that mature in 2023 or later. We believe these actions provide more stability to our credit financing strategy. Non-mark-to-market and longer term Non-Agency and loan financing represents approximately 46% of our credit repurchase facilities as of December 31, 2020. Financing for our Agency CMBS portfolio continues to be available at relatively attractive terms, given the current rate environment.

In April 2020, we completed the issuance of $374 million aggregate principal amount of 7.00% convertible senior notes due 2023. After deducting the underwriting discount and offering costs, we received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). Upon conversion of these notes by a holder, the holder receives shares of our common stock. As of December 31, 2020, approximately $321 million of senior notes have been converted into approximately 49 million shares of our common stock. In April 2020, concurrently with the pricing of the Notes, we entered into call option transactions at an initial strike price of approximately $6.50 per share and covered approximately $250 million of the offering. We exercised our capped call options during the fourth quarter of 2020 and received a settlement of 4.7 million shares, which were retired and removed from issued and outstanding shares.

On June 8, 2020, we entered into a $400 million senior secured, non-mark-to-market credit agreement with certain lenders. Pursuant to the credit agreement, we pledged approximately $550 million of existing assets, including approximately $482 million of securities from our sponsored mortgage loan securitizations, related risk retention securities, and resecuritizations. In connection with the credit agreement, we issued warrants to each of the lenders, which provides the lenders the right to purchase up to an aggregate of 20,300,000 shares of our common stock, at a price of $0.01 per share, which represented approximately 7.7% of our common stock after giving effect to the issuance of the warrant shares. We are permitted to settle any exercise of the warrants in cash at a price of 90% of the fair market value of our common stock at the time of exercise.

We continue to seek attractive financing terms for the portfolio; however, no assurance can be given as to whether, when or what may be the terms of any such financing.

The steps we discussed above, including selling Agency RMBS and negotiating new financing arrangements, added liquidity to our balance sheet which allowed us to retain investments we deem valuable and difficult to replace. This strategy helped us to participate in the recovery of asset prices from the depressed levels experienced in March to much improved prices and valuations during the second half of 2020. We also have taken advantage of selling certain ACMBS bonds at attractive prices as the market has rallied given recent market stability, Federal Reserve buying programs and stronger financing terms. These actions have led an improvement in book value during the second half of 2020. Our book value per common share was $12.36 as of December 31, 2020, down from $16.15 as of December 31, 2019, but up from $11.91 as of September 30, 2020. Our book value is based on December 31, 2020 issued and outstanding common shares and excludes the warrant shares discussed above.

Common Stock Buyback

On March 13, 2020, we announced a reauthorization of $150 million common stock buyback program. As of December 31, 2020, we had repurchased approximately $22 million of common stock under the program.

2020 Common Stock Dividends

During the year ended December 31, 2020, we declared dividends to common shareholders of $301 million, or $1.40, per share.

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

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the years ended December 31, 2020, 2019 and 2018.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net interest income:
Interest income (1)	$1,030,250	$1,361,110	$1,273,316
Interest expense (2)	516,181	758,814	679,108
Net interest income	514,069	602,296	594,208

Increase (decrease) in provision for credit losses	180	—	—

Net other-than-temporary credit impairment losses	—	(4,853)	(21,791)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	201,000	(106,209)	(141,162)
Realized gains (losses) on terminations of interest rate swaps	(463,966)	(359,726)	—
Net realized gains (losses) on derivatives	(41,086)	(34,423)	18,369
Net gains (losses) on derivatives	(304,052)	(500,358)	(122,793)
Net unrealized gains (losses) on financial instruments at fair value	(110,664)	409,634	46,632
Net realized gains (losses) on sales of investments	166,946	20,360	(2,743)
Gains (losses) on extinguishment of debt	(54,418)	9,318	26,376
Total other gains (losses)	(302,188)	(61,046)	(52,528)

Other expenses:
Compensation and benefits	44,811	48,880	35,114
General and administrative expenses	25,346	26,555	22,664
Servicing fees	37,464	36,290	40,773
Transaction expenses	15,068	10,928	9,610
Total other expenses	122,689	122,653	108,161
Income (loss) before income taxes	89,012	413,744	411,728
Income taxes	158	193	91
Net income (loss)	$88,854	$413,551	$411,637

Dividends on preferred stock	73,750	72,704	43,197

Net income (loss) available to common shareholders	$15,104	$340,847	$368,440

Net income (loss) per share available to common shareholders:
Basic	$0.07	$1.82	$1.97
Diluted	$0.07	$1.81	$1.96

Weighted average number of common shares outstanding:
Basic	212,995,533	187,156,990	187,146,170
Diluted	226,438,341	188,406,444	187,748,862

Dividends declared per share of common stock	$1.40	$2.00	$2.00

(1) Includes interest income of consolidated VIEs of $683,456, $780,746 and $904,830 for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $285,142, $337,387 and $395,255 for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 9 to consolidated financial statements for further discussion.

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018.

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

We have taken steps to respond to current market conditions, enhance our liquidity and strengthen our cash position by, among other things, selling our Agency RMBS portfolio and using the proceeds to pay off debt and terminate hedging, closing eight securitizations and reducing short term repurchase agreement financing risk and establishing longer term financing. However, the COVID-19 pandemic and related disruptions in the real estate and financial markets have negatively affected and is expected to continue to negatively affect our business. We have also adopted current expected credit losses (or CECL) accounting guidance beginning January 1, 2020. The factors described above and throughout this Annual Report on Form 10-K (particularly as related to COVID-19) have driven the majority of our results of operations for the year ended December 31, 2020 and are expected to continue to impact our results of operations in future periods. Thus, our results of operations should be read and viewed in the context of these unprecedented conditions and related future uncertainty.

For the year ended December 31, 2020, our net income available to common shareholders was $15 million, or $0.07 per average basic common share, compared to $341 million, or $1.82 per average basic common share, for the same period in 2019. The lower net income available to common shareholders for the year ended December 31, 2020 compared to December 31, 2019 was primarily due to portfolio repositioning efforts and decreasing asset prices in our portfolio because of the COVID-19 pandemic and related illiquidity and volatility experienced in financial markets. We had net losses on derivatives of $304 million, net unrealized losses on financial instruments at fair value of $111 million and losses on extinguishment of debt of $54 million, partially offset by net interest income of $514 million and gains on sales of investments of $167 million during the year ended December 31, 2020.

Interest Income

The changes in our interest income for the year ended December 31, 2020, as compared to the same period in 2019, are primarily driven by the selling of our Agency RMBS portfolio and adoption of CECL guidance.

Interest income decreased by $331 million, or 24%, to $1.0 billion for the year ended December 31, 2020, as compared to $1.4 billion for the same period in 2019. The decline in interest income for the year ended December 31, 2020 is primarily due to the sale of the Agency RMBS portfolio to respond to current market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio reduced our interest income earned on Agency RMBS by $246 million for the year ended December 31, 2020, as compared to the same period in 2019. Additionally, interest income on our Non-Agency RMBS investments decreased by approximately $67 million for the year ended December 31, 2020, as compared to the same period in 2019, driven mostly by lower yields due in part to the adoption of CECL guidance and a decrease in Non-Agency RMBS asset balances from paydowns and some losses.

Interest Expense

Interest expense decreased by $243 million, or 32%, to $516 million for the year ended December 31, 2020, as compared to $759 million for the same period in 2019. The decline in interest expense for the year ended December 31, 2020, as compared to the same period in 2019, was primarily driven by Federal Funds rate cuts, a reduction on secured financing agreements collateralized by Agency MBS and lower borrowing rates on our Securitized Debt collateralized by Loans held for investments. While balances declined as leverage was reduced and secured financing rates on borrowings collateralized by Agency securities fell, rates on borrowings collateralized by non-agency securities increased due to limited liquidity and implied risk, as many of the non-agency securities we own are in the first loss tranche and the future value for these securities is uncertain given COVID -19 impacts, modification, deferral and forbearance programs.

Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our “Economic net interest income” is a non-GAAP financial measure that equals GAAP net interest income excluding net realized gains or losses on interest rate swaps, interest expense on long term debt and any interest earned on cash. Realized gains or losses on our interest rate swaps are the periodic net settlement payments made or received. For the purpose of computing Economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, including interest payments on interest rate swaps, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2020	$1,030,250	$516,181	$6,385	$(7,082)	$515,484	$514,069	$(6,385)	$5,755	$513,439
For the Year Ended December 31, 2019	$1,361,110	$758,814	$(3,012)	$—	$755,802	$602,296	$3,012	$(7,938)	$597,370
For the Year Ended December 31, 2018	$1,273,316	$679,108	$1,488	$—	$680,596	$594,208	$(1,488)	$760	$593,480

For the Quarter Ended December 31, 2020	$236,156	$120,285	$—	$(1,197)	$119,088	$115,871	$—	$1,177	$117,048
For the Quarter Ended September 30, 2020	$247,905	$124,557	$—	$(1,495)	$123,062	$123,348	$—	$1,487	$124,835
For the Quarter Ended June 30, 2020	$245,922	$129,256	$—	$(4,391)	$124,865	$116,666	$—	$4,358	$121,024
For the Quarter Ended March 31, 2020	$300,266	$142,083	$6,385	$—	$148,468	$158,183	$(6,385)	$(1,266)	$150,532
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

	For the Quarter Ended
	December 31, 2020			December 31, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$121,440	$479	1.6%	$7,417,646	$63,108	3.4%
Agency CMBS	1,455,855	15,400	4.2%	2,298,601	24,856	4.3%
Non-Agency RMBS	1,650,268	56,259	13.6%	1,976,632	81,429	16.5%
Loans held for investment	12,770,508	163,998	5.1%	12,851,351	169,605	5.3%
Total	$15,998,071	$236,136	5.9%	$24,544,230	$338,998	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$71,689	$173	1.0%	$7,015,513	$37,949	2.2%
Agency CMBS	1,323,972	738	0.2%	2,272,069	14,819	2.6%
Non-Agency RMBS	1,069,348	13,797	5.2%	1,404,981	11,466	3.3%
Loans held for investment	2,200,314	26,627	4.8%	3,786,840	33,781	3.6%
Securitized debt	8,630,854	77,753	3.6%	7,758,406	76,597	3.9%
Total	$13,296,177	$119,088	3.6%	$22,237,809	$174,612	3.1%

Economic net interest income/net interest rate spread		$117,048	2.3%		$164,386	2.4%

Net interest-earning assets/net interest margin	$2,701,894		2.9%	$2,306,421		2.7%

Ratio of interest-earning assets to interest bearing liabilities	1.20			1.10

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

	For the Year Ended
	December 31, 2020			December 31, 2019
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$1,519,071	$44,319	2.9%	$8,544,127	$290,389	3.4%
Agency CMBS	1,909,846	81,831	4.3%	2,167,044	83,558	3.9%
Non-Agency RMBS	1,745,703	231,099	13.2%	1,913,792	297,948	15.6%
Loans held for investment	13,140,311	671,674	5.1%	12,255,009	681,277	5.6%
Total	$18,314,931	$1,028,923	5.6%	$24,879,972	$1,353,172	5.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$1,407,713	$27,723	2.0%	$8,062,881	$197,624	2.5%
Agency CMBS	1,818,721	16,585	0.9%	1,993,372	55,793	2.8%
Non-Agency RMBS	1,220,248	63,366	5.2%	1,308,615	49,726	3.8%
Loans held for investment	2,869,663	114,669	4.0%	3,127,518	115,272	3.7%
Securitized debt	8,449,048	293,141	3.5%	7,977,011	337,387	4.2%
Total	$15,765,393	$515,484	3.3%	$22,469,397	$755,802	3.4%

Economic net interest income/net interest rate spread		$513,439	2.3%		$597,370	2.0%

Net interest-earning assets/net interest margin	$2,549,538		2.8%	$2,410,575		2.4%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.11

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $84 million to $513 million for the year ended December 31, 2020 from $597 million for the same period of 2019. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 30 basis points for the year ended December 31, 2020, as compared to the same period of 2019. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 40 basis points for the year ended December 31, 2020, as compared to the same period of 2019. Our Average net interest-earning assets increased by $139 million to $2.5 billion for the year ended December 31, 2020, compared to $2.4 billion for the same period of 2019. The increase in our net interest rate spread and net interest margin is primarily due to the change in our portfolio composition. We sold lower yielding Agency assets and retained higher yielding Non-Agency RMBS and Loans. Following the sale of our Agency RMBS portfolio in the first quarter of 2020, we expect that our total Economic net interest income will decline over the near term as our interest earnings asset balances will be lower and financing expenses are expected to be higher.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2020	$15,765,393	$515,484	3.27%	0.52%	0.65%	(0.13)%
For The Year Ended December 31, 2019	$22,469,397	$755,802	3.36%	2.22%	2.33%	(0.11)%
For The Year Ended December 31, 2018	$18,901,451	$680,596	3.60%	2.02%	2.30%	(0.28)%

For The Quarter Ended December 31, 2020	$13,296,177	$119,088	3.58%	0.15%	0.22%	(0.07)%
For The Quarter Ended September 30, 2020	$13,981,065	$123,062	3.52%	0.16%	0.25%	(0.09)%
For The Quarter Ended June 30, 2020	$14,995,904	$124,865	3.33%	0.35%	0.60%	(0.25)%
For The Quarter Ended March 31, 2020	$19,834,389	$148,468	2.99%	1.40%	1.53%	(0.13)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $6.7 billion for the year ended December 31, 2020, as compared to the same period of 2019. Economic interest expense decreased by $240 million for the year ended December 31, 2020, as compared to the same period of 2019. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our secured financing agreements collateralized by Agency MBS, the decrease in average one-month and three-month LIBOR, and the sale of our Agency RMBS portfolio during first quarter of 2020. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

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

The update did not have any impact on financial instruments which were carried at fair value with changes in fair value recorded in earnings. The update required us to record a cumulative-effect adjustment related to the financial instruments under the scope of this update to the statement of financial position at the effective date. As all financial instruments impacted by the update were in an unrealized gain position as of the transition date, there was no impact on the financial statements on transition date and no cumulative-effect adjustment was required. For the year ended December 31, 2020, we recorded an increase in provision for credit losses of $180 thousand. The increase in provision for credit losses was primarily driven by changes in expected losses and delinquencies during the year ended December 31, 2020.

Net Gains (losses) on derivatives

As discussed earlier, we removed all of our derivative positions during the first quarter of 2020 in response to market disruptions driven by COVID-19. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the years ended December 31, 2020 and 2019 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. The increase in the net periodic interest cost of the interest rate swaps during the year ended December 31, 2020 are primarily due to lower floating receive rates driven by lower LIBOR rates, compared to fixed higher pay rates on our swap portfolio as compared to the same period of 2019.

The table below shows a summary of our net gains (losses) on derivative instruments, for the years ended December 31, 2020, 2019 and 2018, respectively.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$(6,386)	$3,013	$(1,488)
Realized gains (losses) on derivative instruments, net:
Swaps Terminations	(463,966)	(359,726)	—
Treasury Futures	(34,700)	(37,032)	21,333
Swaptions	—	(404)	(1,476)
Total realized gains (losses) on derivative instruments, net	(498,666)	(397,162)	19,857
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	204,611	(122,272)	(125,595)
Treasury Futures	(3,611)	16,986	(16,928)
Swaptions	—	(923)	1,361
Total unrealized gains (losses) on derivative instruments, net:	201,000	(106,209)	(141,162)
Total gains (losses) on derivative instruments, net	$(304,052)	$(500,358)	$(122,793)

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. During the year ended December 31, 2020, we recognized total net losses on derivatives of $304 million, compared to net losses on derivatives of $500 million during the same period of 2019. This was primarily driven by realized losses on swap terminations and changes to the yield curve which resulted in realized and unrealized losses on interest rate swaps in 2020 and 2019.

We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the year ended December 31, 2020. The terminated swaps had original maturities of 2023 to 2048. During the year ended December 31, 2019, we terminated interest rate swap agreements with a notional value of $6.4 billion.

We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $37 million on our short Treasury futures positions for the year ended December 31, 2019. The realized loss on Treasury futures was driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our economic interest expense and economic net interest income. We closed our swaption position during the year ended December 31, 2019.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The disruptions of the financial markets due to the COVID-19 pandemic caused credit spread widening, a sharp decrease in interest rates and unprecedented illiquidity in secured financing agreements and MBS markets during the first half of 2020. These conditions have moderately stabilized during the second half of 2020 and help recover some of the mark to market losses we experienced during the first half of 2020. We recorded Net unrealized losses on financial instruments at fair value of $111 million for the year ended December 31, 2020. For the year ended December 31, 2019 we recorded Net unrealized gains on financial instruments at fair value of $410 million.

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

In response to the current disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio during the first quarter of 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the second and third quarter of 2020. We had net realized gains on sales of investments of $167 million and $20 million during the years ended December 31, 2020 and 2019, respectively.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. During the year ended December 31, 2020, we did not acquire any securitized debt collateralized by Non-Agency RMBS. During the year ended December 31, 2019, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in net loss on extinguishment of debt of $608 thousand.

During the year ended December 31, 2020, we acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $785 million for $784 million. This transaction resulted in net gain on extinguishment of debt of $1 million. We did not acquire any securitized debt collateralized by loans held for investments during the year ended December 31, 2019.

During the first quarter of 2020, we transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, we purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition. During the third quarter of 2020, we exercised our option and repurchased the transferred investments with an amortized cost of $196 million for $251 million, which extinguished the secured borrowing. This transaction resulted in a loss on extinguishment of debt of $55 million.

Long Term Debt Expense

During second quarter of 2020, we issued $374 million aggregate principal amount of 7.00% convertible senior notes due 2023 that pays semi-annual interest. As of December 31, 2020, approximately $321 million of senior notes were converted into approximately 49 million shares of our common stock. At December 31, 2020, the outstanding principal amount of these notes was $53 million and the accrued interest payable on the debt was $1 million. At December 31, 2020, the unamortized deferred debt issuance cost was $1 million and the net interest expense was $7 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2020	$85,225	0.42%	2.36%
For The Year Ended December 31, 2019	$86,362	0.31%	2.21%
For The Year Ended December 31, 2018	$67,388	0.28%	1.81%

For The Quarter Ended December 31, 2020	$21,459	0.48%	2.30%
For The Quarter Ended September 30, 2020	$18,722	0.41%	2.11%
For The Quarter Ended June 30, 2020	$21,527	0.46%	2.59%
For The Quarter Ended March 31, 2020	$23,518	0.41%	2.61%

Compensation and benefit costs were $45 million and $49 million for the years ended December 31, 2020 and 2019, respectively. The decrease in Compensation and benefit costs were primarily driven by lower bonus and stock based compensation.

G&A expenses were $25 million and $27 million for the years ended December 31, 2020 and 2019, respectively. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $15 million and $11 million for the years ended December 31, 2020 and 2019, respectively. The increase in transaction expenses for the year ended December 31, 2020 is driven by higher securitization activity during the year ended December 31, 2020 as compared to the same period of 2019.

Servicing Fees

Servicing fees expenses were $37 million and $36 million for the years ended December 31, 2020 and 2019, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	15,104	$340,847	$368,440
Adjustments:
Interest expense on long term debt	7,083	—	—
Increase (decrease) in provision for credit losses/OTTI	180	4,853	21,791
Net unrealized (gains) losses on derivatives	(201,000)	106,209	141,162
Net unrealized (gains) losses on financial instruments at fair value	110,664	(409,634)	(46,632)
Net realized (gains) losses on sales of investments	(166,946)	(20,360)	2,743
(Gains) losses on extinguishment of debt	54,418	(9,318)	(26,376)
Realized (gains) losses on terminations of interest rate swaps	463,966	359,726	—
Net realized (gains) losses on derivatives - Futures(1)	34,700	37,032	(21,333)
Transaction Expenses	15,068	10,928	9,610
Stock Compensation expense for retirement eligible rewards	414	1,199	99
Core Earnings	333,651	$421,482	$449,504

GAAP net income per diluted common share	$0.07	$1.82	$1.97
Core earnings per adjusted diluted common share (2)	$1.46	$2.24	$2.39
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

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Core Earnings for the years ended December 31, 2020, 2019 and 2018.

	For the Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Weighted Average diluted shares - GAAP	226,438,341	188,406,444	187,748,862
Conversions from Convertible Debt	14,259,495	—	—
Non-participating Warrants	(11,415,711)	—	—
Weighted Average diluted shares - Core earnings	229,282,125	188,406,444	187,748,862

	For the Quarters Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$128,797	$348,891	$(73,393)	$(389,193)	$111,881
Adjustments:
Interest expense on long term debt	1,197	1,495	4,391	—	—
Increase (decrease) in provision for credit losses	13	(1,650)	(4,497)	6,314	—
Net unrealized (gains) losses on derivatives	—	—	—	(201,000)	(83,656)
Net unrealized (gains) losses on financial instruments at fair value	(61,379)	(260,766)	171,921	260,887	112,751
Net realized (gains) losses on sales of investments	329	(65,041)	(26,380)	(75,854)	(17,687)
(Gains) losses on extinguishment of debt	(919)	55,794	(459)	—	(9,926)
Realized (gains) losses on terminations of interest rate swaps	—	—	—	463,966	8,353
Net realized (gains) losses on Futures (1)	—	—	—	34,700	(8,229)
Transaction expenses	3,827	1,624	4,710	4,906	6,639
Stock Compensation expense for retirement eligible awards	(225)	(275)	(273)	1,189	(45)
Core Earnings	$71,640	$80,072	$76,020	$105,915	$120,081

GAAP net income per diluted common share	$0.49	$1.32	$(0.37)	$(2.08)	$0.59
Core earnings per adjusted diluted common share (2)	$0.29	$0.33	$0.32	$0.56	$0.64

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
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Core Earnings for the periods reported below.

	For the Quarters Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Weighted Average diluted shares - GAAP	264,882,701	265,346,359	199,282,790	187,018,602	188,622,919
Conversions from Convertible Debt	—	—	42,910,191	—	—
Non-participating Warrants	(20,278,970)	(20,277,134)	(4,901,962)	—	—
Weighted Average diluted shares - Core earnings	244,603,731	245,069,225	237,291,019	187,018,602	188,622,919

Our core earnings for the year ended December 31, 2020 were $334 million, or $1.46 per average diluted common share and declined by $87 million, or $0.78 per average diluted common share, as compared to $421 million, or $2.24 per average diluted common share, for the year ended December 31, 2019. The decline in core earnings was driven by decline in interest income driven by sale of our Agency RMBS portfolio and higher diluted common shares denominator due to conversions of convertible debt into common shares.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2020	2.46%	14.21%	12.43%
For the Year Ended December 31, 2019	10.56%	15.26%	13.93%
For the Year Ended December 31, 2018	11.08%	15.98%	14.31%

For the Quarter Ended December 31, 2020	15.76%	12.53%	10.21%
For the Quarter Ended September 30, 2020	41.43%	14.08%	12.24%
For the Quarter Ended June 30, 2020	(6.62)%	14.58%	12.72%
For the Quarter Ended March 31, 2020	(41.21)%	16.73%	15.88%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity decreased by 810 basis points for the year ended December 31, 2020, as compared to the same period of 2019, driven mostly by unrealized mark to market losses on our financial instruments due to COVID-19 related market disruptions. Economic net interest income as a percentage of average equity decreased by 105 basis points for the year ended December 31, 2020 compared to the year ended December 31, 2019. Core earnings as a percentage of average common equity decreased by 150 basis points for the year ended December 31, 2020 compared to the same period of 2019. This decrease was primarily driven by decline in interest income due to the sale of our Agency RMBS portfolio.

Financial Condition

Portfolio Review

In a response to current disruptions in financial markets caused by COVID-19, we have taken steps to enhance our liquidity and strengthen our cash position. We have sold our Agency RMBS portfolio to bolster liquidity and de-lever our balance sheet. We used the proceeds from our Agency MBS sales to pay off related secured financing agreements and derivatives. During the year ended December 31, 2020, on an aggregate basis, we purchased $3.0 billion of investments, sold $8.4 billion of investments and received $2.9 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
Interest earning assets at period-end (1)	$17,093,949	$26,248,233
Interest bearing liabilities at period-end	$13,513,580	$21,740,710
GAAP Leverage at period-end	3.6:1	5.5:1
GAAP Leverage at period-end (recourse)	1.2:1	3.4:1
Portfolio Composition, at amortized cost
Non-Agency RMBS	10.2%	7.9%
Senior	5.0%	4.5%
Subordinated	3.6%	2.2%
Interest-only	1.6%	1.2%
Agency RMBS	0.7%	25.7%
Pass-through	—%	25.1%
Interest-only	0.7%	0.6%
Agency CMBS	10.0%	11.0%
Project loans	9.9%	10.8%
Interest-only	0.1%	0.2%
Loans held for investment	79.1%	55.4%
Fixed-rate percentage of portfolio	94.9%	95.9%
Adjustable-rate percentage of portfolio	5.1%	4.1%
(1) Excludes cash and cash equivalents.

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at December 31, 2020 and December 31, 2019. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,560,136	$50.65	$81.90	4.5%	16.9%	13.4%	11.0%	2.8%	2.9%	47.2%	2.8%
Subordinated	$905,674	$62.46	$67.43	3.8%	6.3%	16.0%	12.5%	0.8%	0.7%	22.1%	3.3%
Interest-only	$5,628,240	$4.43	$4.66	1.5%	16.2%	27.3%	23.0%	2.1%	1.8%	27.8%	—%
Agency RMBS
Pass-through	$—	$—	$—	—%	—%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,262,963	$9.41	$7.18	1.7%	1.6%	23.8%	20.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,527,621	$101.81	$112.23	4.1%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,326,665	$1.78	$1.95	0.6%	8.4%	10.0%	8.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,640,195	$98.69	$103.85	5.6%	5.2%	11.9%	9.7%	0.9%	1.2%	39.6%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$2,024,567	$52.98	$84.01	5.0%	20.8%	9.6%	9.3%	4.5%	4.5%	48.7%	3.8%
Subordinated	$876,592	$63.15	$71.25	3.7%	6.9%	10.1%	11.3%	1.0%	2.8%	42.6%	3.9%
Interest-only	$7,458,653	$4.04	$3.87	1.1%	8.4%	18.3%	11.0%	1.6%	2.4%	56.0%	—%
Agency RMBS
Pass-through	$6,080,547	$102.15	$104.64	4.0%	3.4%	37.4%	21.9%	N/A	N/A	N/A	N/A
Interest-only	$1,539,941	$9.06	$8.29	1.6%	4.0%	14.9%	9.9%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$2,621,938	$101.82	$106.86	3.7%	3.6%	—%	0.1%	N/A	N/A	N/A	N/A
Interest-only	$1,817,246	$2.81	$2.70	0.7%	4.7%	5.3%	2.5%	N/A	N/A	N/A	N/A
Loans held for investment	$13,924,291	$98.61	$102.83	5.7%	5.2%	8.6%	8.5%	1.6%	1.7%	52.0%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Balance, beginning of period	$422,981	$410,447	$438,232	$494,255	$494,780
Accretion of discount	(21,281)	(20,045)	(22,508)	(24,784)	(44,342)
Purchases	758	2,096	—	(4,336)	(12,541)
Sales and deconsolidation	98	—	(23,425)	438	(786)
Transfers from/(to) credit reserve, net	7,134	30,483	18,148	(27,341)	57,144
Balance, end of period	$409,690	$422,981	$410,447	$438,232	$494,255

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

As discussed throughout this Annual Report on Form 10-K, the COVID-19 pandemic driven disruptions in the real estate and financial markets have negatively affected and could continue to negatively affect our liquidity. During the year ended December 31, 2020, particularly during the first two quarters of 2020, we have observed a mark-down of a portion of our mortgage assets by the counterparties to our financing arrangements, resulting in us having to pay cash or securities to satisfy higher than historical levels of margin calls. Significant margin calls could have a material adverse effect on our results of operations, financial condition, business, liquidity and ability to make distributions to our stockholders, and could cause the value of our common stock to decline. In addition, we have also experienced an increase in haircuts on financings we have rolled. As haircuts are increased, we will be required to post additional collateral. We may also be forced to sell assets at significantly depressed prices to meet such margin calls and to maintain adequate liquidity. As a result of the ongoing COVID-19 pandemic, we have experienced margins calls above historical norms. These conditions, if they become more pronounced like earlier in the pandemic, will have a negative adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how COVID-19 may impact our liquidity and capital resources. As discussed in greater detail above in “Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing since the second quarter to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $269 million and $110 million at December 31, 2020 and December 31, 2019, respectively. In our response to COVID-19 pandemic related disruptions we made efforts to increase our liquidity and cash position by $159 million from December 31, 2019 to December 31, 2020.

Our operating activities provided net cash of approximately $258 million and $65 million for the years ended December 31, 2020 and 2019, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid during the period. For the years ended December 31, 2020 and 2019 interest received net of interest paid was $590 million and $592 million, respectively. In addition, during the year ended December 31, 2020 we used cash of $464 million for payments on swap terminations, which was offset by cash received for derivative margin of $326 million.

Our investing activities provided cash of $8.3 billion and $1.2 billion for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, we received cash from sale of primarily Agency MBS investments of $7.2 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.9 billion. This cash provided was offset in part by cash used on investment purchases of $3.0 billion, consisting of $2.6 billion in purchases of Loans held for investments, $433 million in Agency CMBS fundings, and $33 million in Non-Agency RMBS purchases. During the year ended December 31, 2019, we received cash for sale of investments of $4.5 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $4.4 billion. This cash provided was offset in part by cash used on investment purchases of $7.7 billion, consisting of $4.4 billion in purchases of Loans held for investments, $2.9 billion in Agency MBS purchases, and $374 million in Non-Agency RMBS purchases.

Our financing activities used cash of $8.4 billion and $1.2 billion for the years ended December 31, 2020 and 2019, respectively. During the year ended December 31, 2020, our financing efforts were focused on de-levering of our financial position by reducing our secured financing agreements obligations. During the year ended December 31, 2020, we used cash for net payments on our secured financing agreements of $8.8 billion, repayment of principal on our securitized debt of $2.6 billion, and paid common and preferred dividends of $396 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $3.0 billion and convertible debt issuance of $361 million. During the year ended December 31, 2019, we used cash for repayment of principal on our securitized debt of $1.9 billion, paid net proceeds on our repurchase agreements of $604 million, and paid common and preferred dividends of $447 million. This cash paid was offset in part by cash received for debt issuance of $1.5 billion and Series D preferred stock offering of $193 million.

Our recourse leverage was 1.2:1 and 3.4:1 at December 31, 2020 and at December 31, 2019, respectively. The reduction in recourse leverage was a result of reduction in our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At December 31, 2020 and December 31, 2019, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	December 31, 2020			December 31, 2019
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,521,134	0.38%	0.20% - 2.72%	9,709,387	2.26%	1.90% - 3.62%
30 to 59 days	481,257	4.35%	2.42% - 6.61%	800,648	2.96%	2.15% - 3.52%
60 to 89 days	352,684	2.78%	1.34% - 6.30%	608,520	3.00%	2.59% - 3.35%
90 to 119 days	301,994	7.97%	7.97% - 7.97%	—	NA	NA
120 to 180 days	595,900	5.29%	2.40% - 6.26%	809,077	3.38%	3.06% - 3.46%
180 days to 1 year	345,204	3.60%	3.25% - 4.50%	580,886	3.42%	3.26% - 3.51%
1 to 2 years	—	NA	NA	427,981	3.28%	3.19% - 3.30%
2 to 3 years	642,696	4.91%	1.65% - 7.00%	—	NA	NA
Greater than 3 years	395,978	5.56%	5.56% - 5.56%	491,046	3.20%	3.19% - 3.20%
Total	$4,636,847	3.41%		$13,427,545	2.52%
(1) The December 31, 2020 values for secured financing agreements in the table above is net of $8 million of deferred financing cost.

Average remaining maturity of Secured financing agreements secured by:
	December 31, 2020	December 31, 2019
Agency RMBS (in thousands)	12 days	14 days
Agency CMBS (in thousands)	11 days	13 days
Non-agency RMBS and Loans held for investment (in thousands)	458 days	255 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Due to the market disruptions and downward market pricing trends driven by COVID-19, our counterparties have negotiated higher haircuts. At December 31, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 25.0%, Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investments was 31.8%. At December 31, 2019, the weighted average haircut on secured financing agreements collateralized by Agency RMBS was 5.0%, Agency CMBS was 5.0% and Non-Agency RMBS and Loans held for investments was 22.9%. At December 31, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.9%, Agency CMBS was 0.2% and Non-Agency MBS and Loans held for investment was 4.8%. At December 31, 2019, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 2.1%, Agency CMBS was 2.1%, and Non-Agency MBS and Loans held for investment was 3.2%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End
	(dollars in thousands)
Year Ended December 31, 2020	$7,316,345	$4,636,847
Year Ended December 31, 2019	$14,492,386	$13,427,545
Year Ended December 31, 2018	$9,816,170	$14,030,465

Quarter End December 31, 2020	$4,665,324	$4,636,847
Quarter End September 30, 2020	$5,269,553	$4,700,037
Quarter End June 30, 2020	$6,536,264	$5,944,201
Quarter End March 31, 2020	$11,754,793	$7,146,996

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2020 and December 31, 2019, the carrying value of our total interest-bearing debt was approximately $13.5 billion and $21.7 billion, respectively, which represented a leverage ratio for both periods of approximately 3.6:1 and 5.5:1. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2020, we reduced our exposure to counterparties and had secured financing agreements with 16 counterparties as compared to 31 counterparties at year ended December 31, 2019. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investments and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As the disruptions due to COVID-19 continues and deteriorate liquidity conditions for our counterparties we believe our risk of loss to our collateral posted increases. As of December 31, 2020, and December 31, 2019, we had $6.7 billion and $15.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity but due to current financial markets disruptions there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at December 31, 2020:

December 31, 2020
Country	Number of Counterparties	Secured Financing Agreement	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	11	3,215,048	—	1,458,947
Japan	1	732,764	—	420,906
Canada	1	314,253	—	124,751
South Korea	1	217,200	—	6,993
Switzerland	1	96,115	—	63,211
Netherlands	1	61,467	—	2,493
Total	16	$4,636,847	$—	$2,077,301
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

At December 31, 2020, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Pursuant to our Repurchase Program, during the first quarter of 2020, we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million. We did not repurchase any share of common stock during the rest of 2020, and there were no stock repurchases during the year ended December 31, 2019. During the year ended December 31, 2020, we issued approximately 49 million shares of our common stock upon conversion of the $321 million convertible senior notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

We declared dividends to common shareholders of $301 million, or $1.40, per share and $377 million, or $2.00, per share during the years ended December 31, 2020 and December 31, 2019, respectively.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share during the years ended December 31, 2020 and 2019, respectively.

We declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share during the years ended December 31, 2020 and 2019, respectively.

We declared dividends to Series C preferred stockholders of $20 million, or $1.94 per preferred share during the years ended December 31, 2020 and 2019, respectively.

We declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share during the years ended December 31, 2020, respectively. We declared dividends to Series D preferred stockholders of $15 million, or $1.87, respectively, per preferred share during the year ended December 31, 2019.

Warrants

On June 8, 2020, we entered into a $400 million senior secured, non-mark-to-market credit agreement with certain lenders. Pursuant to the credit agreement, we pledged approximately $550 million of existing assets, including approximately $482 million of securities from our sponsored mortgage loan securitizations, related risk retention securities, and resecuritizations. In connection with the credit agreement, we issued warrants to each of the lenders, which provides the lenders the right to purchase up to an aggregate of 20,300,000 shares of our common stock, at a price of $0.01 per share, which represented approximately 7.7% of our common stock after giving effect to the issuance of the warrant shares. We are permitted to settle any exercise of the warrants in cash at a price of 90% of the fair market value of our common stock at the time of exercise as discussed in Note 11.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or RSUs
During the year ended of December 31, 2020 and 2019, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to us plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 414 thousand RSU awards during the year ended December 31, 2020, with a grant date fair value of $5 million for the 2020 performance year. We granted 487 thousand RSU awards during the year ended December 31, 2019 with a grant date fair value of $9 million, for the 2018 and 2019 performance year.
Grants of Performance Share Units or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the first quarter of 2020 and 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the year ended December 31, 2020, we granted 173 thousand PSU awards to senior management with a grant date fair value of $3 million. During the year ended December 31, 2019, we granted 318 thousand PSU awards to senior management with a grant date fair value of $5 million.
At December 31, 2020 and December 31, 2019, there were approximately 2.1 million and 1.7 million unvested shares of restricted and performance stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2020 and December 31, 2019. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

December 31, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,598,173	$642,696	$395,978	$—	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS	13,552	11,229	1,589	305	26,675
Securitized debt at fair value, collateralized by loans held for investment	1,837,055	2,819,646	1,774,273	2,170,253	8,601,227
Interest expense on MBS secured financing agreements (1)	19,177	2,743	2,018	—	23,938
Interest expense on securitized debt (1)	265,516	364,443	217,727	270,046	1,117,732
Total	$5,733,473	$3,840,757	$2,391,585	$2,440,604	$14,406,419
(1) Interest is based on variable rates in effect as of December 31, 2020.

December 31, 2019
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$12,508,518	$427,981	$491,046	$—	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS	18,826	18,332	4,453	665	42,276
Securitized debt at fair value, collateralized by loans held for investment	1,582,646	2,563,699	1,791,756	2,129,460	8,067,561
Interest expense on MBS secured financing agreements (1)	36,789	1,249	1,340	—	39,378
Interest expense on securitized debt (1)	311,848	435,462	259,004	361,241	1,367,555
Total	$14,458,627	$3,446,723	$2,547,599	$2,491,366	$22,944,315
(1) Interest is based on variable rates in effect as of December 31, 2019.

Not included in the table above are the unfunded construction loan commitments of $106 million and $540 million as of December 31, 2020 and December 31, 2019, respectively, which will primarily be paid within one year of reported periods and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by us as the sole investor in the fund. As of December 31, 2020, we have funded $124 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

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

Capital Expenditure Requirements

At December 31, 2020 and December 31, 2019, we had no material commitments for capital expenditures.

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

The accounting policies and estimates which we consider most critical relate to the recognition of revenue on our investments, including recognition of any losses, and the determination of fair value of our financial instruments.

The consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities, or VIEs, for which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including current expected credit losses of Non-Agency RMBS, valuation of Loans held for investments, Agency and Non-Agency MBS and interest rate swaps and income recognition on Loans held for investments and Non-Agency RMBS. Actual results could differ materially from those estimates.

Recognition of Revenue

We primarily invest in pools of mortgage loans. All mortgage loans are carried at fair value with changes in fair value recognized in earnings. Our investments in mortgage loans pay principal and interest which is accrued when due. We also invest in MBS representing interests in obligations backed by pools of mortgage loans. Our investments in MBS includes investments in both Agency MBS and Non-Agency MBS. We delineate between (1) Agency MBS and (2) Non-Agency RMBS as follows: The Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other RMBS representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae. The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk. We also invests in Interest Only Agency MBS strips and Interest Only Non-Agency

RMBS strips, or IO MBS strips. IO MBS strips represent our right to receive a specified proportion of the contractual interest flows of the collateral.

Income on our investments is recognized based on an effective interest rate we expect to earn over the life of the investment. The effective interest rate is determined based on the cost of the investment and the expectation of future cash flows. To determine the future cash flows, we estimate the amount and timing of principal and interest, referred to as the repayment rate, and our expectations of defaults on payments of principal and interest. These estimates require significant judgment which change over time as our expectations change due to changes in market conditions and changes in our investments as principal and interest, other cash flows or losses are experiences. These estimates are compared to actual results of the investment and other similar investments on a regular basis and updated as necessary. These comparisons may result in a favorable or unfavorable change in the effective interest rate expected to be collected. Any favorable or unfavorable changes are reflected as a change in income. Our estimates of the timing and amount of principal and interest, including our expectation of defaults on payments of principal and interest are critical to accurately reporting interest income.

Our accounting policies for recognition of interest income and current expected credit losses related to MBS investments are described in further detail in Note 2 of the consolidated financial statements.

Determination of Fair Value

Substantially all of our investments are carried at fair value. In accordance with current accounting guidance, fair value of our financial instruments represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the financial statement reporting date. We use internally developed models to determine fair value of our investments.

We determine the fair value of all of our Non-Agency RMBS investment securities, including Non-Agency represented as securitized debt, based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, repayment speeds, expected losses, expected loss severity, discount rates and other factors. Estimates of repayment speeds, expected losses and expected loss severity, require significant judgment and are based on what we believe a market participant would use to determine the cash flows. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by an independent third party pricing services.

We estimate the fair value of our Loans held for investment consisting of seasoned subprime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history. The determination of the baseline, the market expectation, requires significant judgment. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by an independent third party pricing services.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. The Company’s fair value estimation process utilizes inputs other than quoted prices that are observed in the market. The Company’s estimates are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 89% and 64% of total assets measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively. Level 3 liabilities represent approximately 100% and 98% total liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019, respectively.

Our accounting policies for the determination of fair value of our investments are described in further detail in Note 2 and Note 5 of the consolidated financial statements.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to thirty-four consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2020, we consolidated thirty-one residential mortgage loan securitizations and three RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and Non-QM residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily first lien mortgages of 2005-2007 vintages.

Our determination to consolidate these thirty-four VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to remove the servicer without cause resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

Our Consolidated Statements of Financial Condition separately present: (i) our direct assets and liabilities, and (ii) the assets and liabilities of our consolidated securitization vehicles net of intercompany eliminations representing securities from the securitization trusts retained by the company. Assets of all consolidated VIEs can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us.

We have aggregated all the assets and liabilities of the consolidated securitization vehicles due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. The notes to our consolidated financial statements describe our direct assets and liabilities and the assets and liabilities of our consolidated securitization vehicles. See Note 9 to our consolidated financial statements for additional information related to our investments in VIEs.

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

Credit Risk

Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, construction delays, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause an increase in credit risk of our underlying MBS investments. If the effects of COVID-19 result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing investments, the ability to liquidate the collateral, our ability to obtain additional financing, and the future profitability of our investments. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as “Part I. Item 1A - Risk Factors” for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

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

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally secured financing agreements and securitization/re-securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the U.K. or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our secured financing facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Funding Rate, or SOFR.

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

Any additional changes announced by the regulators or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. Although certain of our LIBOR based obligations provide for alternative methods of calculating the interest rate payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2020 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2020
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Market Value (2)
-100 Basis Points	2.37%	5.80%
-50 Basis Points	1.78%	3.28%
Base Interest Rate	—	—
+50 Basis Points	(4.18)%	(3.51)%
+100 Basis Points	(8.49)%	(6.84)%
(1) Change in annual economic net interest income. Includes interest expense on interest rate swaps.
(2) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2020. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, except adjustable-rate residential mortgage loans, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2020
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$125,055	$732,584	$89,875	$16,160,656	$17,108,170
Cash equivalents	269,090	—	—	—	269,090
Total rate sensitive assets	$394,145	$732,584	$89,875	$16,160,656	$17,377,260

Rate sensitive liabilities	6,545,106	5,922,659	880,752	—	13,348,517
Interest rate sensitivity gap	$(6,150,961)	$(5,190,075)	$(790,877)	$16,160,656	$4,028,743

Cumulative rate sensitivity gap	$(6,150,961)	$(11,341,036)	$(12,131,913)	$4,028,743

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(35)%	(65)%	(70)%	23%

Our analysis of risks is based on our management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables and in this 2020 Form 10-K. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

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

The company has been operating remotely since the middle of March 2020. While we feel our remote work environment is secure, cybersecurity attacks may increase to attempt to breach our system and take advantage of employees working from home. The technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. We have not had a cybersecurity breach and maintain vigilant about our technology platforms, but there is no assurance that all cybersecurity risks will be mitigated.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2020 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2020 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.
Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report under Item 8. "Financial Statements and Supplementary Data."

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2021 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 10, 2021. The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide incentives to our independent directors and employees to stimulate their efforts towards our continued success, long-term growth and profitability and to attract, reward and retain personnel and other service providers. The Incentive Plan authorizes the Compensation Committee of the Board of Directors to grant awards, including incentive stock options as defined under Section 422 of the Code, or ISOs, non-qualified stock options or the NQSOs, restricted shares and other types of incentive awards. The Incentive Plan authorizes the granting of awards for an aggregate of 8,000,000 shares of common stock. For a description of our Incentive Plan, see Note 13 to the Consolidated Financial Statements.

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

4.1	Description of securities
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

4.7
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

4.1	Form of Warrant, dated June 8, 2020 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 10, 2020 and incorporated herein by reference).
4.11
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

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Mohit Marria, Chief Executive Officer and Chief Investment Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Rob Colligan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Mohit Marria, Chief Executive Officer and Chief Investment Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

CHIMERA INVESTMENT CORPORATION

                     FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Chimera Investment Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-13
As discussed in Notes 2(d) and 2(p) to the consolidated financial statements, the Company changed its method of accounting for impairment from an incurred loss model to a current expected credit loss model for available-for-sale financial instruments in 2020, and changed its recognition of interest income on certain Non-Agency RMBS due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.
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
As of December 31, 2020, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $2.2 billion of Non-Agency RMBS, at fair value; $13.1 billion of Loans held for investment, at fair value; and $8.7 billion of Securitized debt at fair value, collateralized by loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 5 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies (i.e., market approach or income approach), including the unobservable inputs and other assumptions and estimates used in the measurements.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's financial instrument valuation process. This included controls over management's review of the appropriateness of significant assumptions and data inputs and the validation of fair values developed by the Company through comparison to information from third party pricing services, as well as controls over management’s review and approval of the fair value estimates.

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
As disclosed in Note 5 to the consolidated financial statements, the Company recorded $39.2 million of income related to the net accretion of purchase discounts on the Company’s Non-Agency RMBS portfolio and $85.8 million of expense related to the net amortization of purchase premiums on the Company’s Loans held for investment portfolio, both of which are included in the interest income line item within the consolidated statement of operations for the year ending December 31, 2020. As discussed in Note 2 to the consolidated financial statements, the Company recognizes interest income on these investments using the interest method based on management’s estimates of cash flows, which incorporates significant assumptions regarding the timing and amount of expected future cash flows, prepayment speeds, expected default severities, loss severities, delinquency rates, and other pertinent factors.

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
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 18, 2021 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

New York, New York

February 18, 2021

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2020	December 31, 2019
Cash and cash equivalents	$269,090	$109,878
Non-Agency RMBS, at fair value (net of allowance for credit losses of $180 thousand and $0 thousand, respectively)	2,150,714	2,614,408
Agency RMBS, at fair value	90,738	6,490,293
Agency CMBS, at fair value	1,740,368	2,850,717
Loans held for investment, at fair value	13,112,129	14,292,815
Receivable for investments sold	—	446,225
Accrued interest receivable	81,158	116,423
Other assets	78,822	194,301
Derivatives, at fair value, net	—	3,611
Total assets (1)	$17,523,019	$27,118,671
Liabilities:
Secured financing agreements ($6.7 billion and $15.4 billion pledged as collateral, respectively)	$4,636,847	$13,427,545
Securitized debt, collateralized by Non-Agency RMBS ($505 million and $598 million pledged as collateral, respectively)	113,433	133,557
Securitized debt at fair value, collateralized by loans held for investment ($12.4 billion and $12.1 billion pledged as collateral, respectively)	8,711,677	8,179,608
Long term debt	51,623	—
Payable for investments purchased	106,169	1,256,337
Accrued interest payable	40,950	63,600
Dividends payable	77,213	98,568
Accounts payable and other liabilities	5,721	6,163
Total liabilities (1)	$13,743,633	$23,165,378

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 230,556,760 and 187,226,081 shares issued and outstanding, respectively	2,306	1,873
Additional paid-in-capital	4,538,029	4,275,963
Accumulated other comprehensive income	558,096	708,336
Cumulative earnings	3,881,894	3,793,040
Cumulative distributions to stockholders	(5,201,311)	(4,826,291)
Total stockholders' equity	$3,779,386	$3,953,293
Total liabilities and stockholders' equity	$17,523,019	$27,118,671
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2020, and December 31, 2019, total assets of consolidated VIEs were $12,165,017 and $12,544,744, respectively, and total liabilities of consolidated VIEs were $8,063,110 and $8,064,235, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Net interest income:
Interest income (1)	$1,030,250	$1,361,110	$1,273,316
Interest expense (2)	516,181	758,814	679,108
Net interest income	514,069	602,296	594,208

Increase/(decrease) in provision for credit losses	180	—	$—

Net other-than-temporary credit impairment losses	—	(4,853)	(21,791)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	201,000	(106,209)	(141,162)
Realized gains (losses) on terminations of interest rate swaps	(463,966)	(359,726)	—
Net realized gains (losses) on derivatives	(41,086)	(34,423)	18,369
Net gains (losses) on derivatives	(304,052)	(500,358)	(122,793)
Net unrealized gains (losses) on financial instruments at fair value	(110,664)	409,634	46,632
Net realized gains (losses) on sales of investments	166,946	20,360	(2,743)
Gains (losses) on extinguishment of debt	(54,418)	9,318	26,376
Total other gains (losses)	(302,188)	(61,046)	(52,528)

Other expenses:
Compensation and benefits	44,811	48,880	35,114
General and administrative expenses	25,346	26,555	22,664
Servicing fees	37,464	36,290	40,773
Transaction expenses	15,068	10,928	9,610
Total other expenses	122,689	122,653	108,161
Income (loss) before income taxes	89,012	413,744	411,728
Income taxes	158	193	91
Net income (loss)	$88,854	$413,551	$411,637

Dividends on preferred stock	73,750	72,704	43,197

Net income (loss) available to common shareholders	$15,104	$340,847	$368,440

Net income (loss) per share available to common shareholders:
Basic	$0.07	$1.82	$1.97
Diluted	$0.07	$1.81	$1.96

Weighted average number of common shares outstanding:
Basic	212,995,533	187,156,990	187,146,170
Diluted	226,438,341	188,406,444	187,748,862

(1) Includes interest income of consolidated VIEs of $683,456, $780,746 and $904,830 for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $285,142, $337,387 and $395,255 for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Comprehensive income (loss):
Net income (loss)	$88,854	$413,551	$411,637
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(94,136)	70,855	(185,570)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	4,853	21,791
Reclassification adjustment for net realized losses (gains) included in net income	(56,104)	5,796	(6,291)
Other comprehensive income (loss)	(150,240)	81,504	(170,070)
Comprehensive income (loss) before preferred stock dividends	$(61,386)	$495,055	$241,567
Dividends on preferred stock	$73,750	$72,704	$43,197
Comprehensive income (loss) available to common stock shareholders	$(135,136)	$422,351	$198,370

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December 31, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	88,854	—	88,854
Other comprehensive income (loss)	—	—	—	—	—	—	(150,240)	—	—	(150,240)
Repurchase of common stock	—	—	—	—	(15)	(22,051)	—	—	—	(22,066)
Settlement of Convertible Debt	—	—	—	—	494	312,804	—	—	—	313,298
Settlement of Capped Call	—	—	—	—	(47)	(33,703)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	5,016	—	—	—	5,017
Common dividends declared	—	—	—	—	—	—	—	—	(301,270)	(301,270)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,750)	(73,750)
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386

For the Year Ended December 31, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	413,551	—	413,551
Other comprehensive income (loss)	—	—	—	—	—	—	81,504	—	—	81,504
Stock based compensation	—	—	—	—	2	10,582	—	—	—	10,584
Common dividends declared	—	—	—	—	—	—	—	—	(376,839)	(376,839)
Preferred dividends declared	—	—	—	—	—	—	—	—	(72,704)	(72,704)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293

For the Year Ended December 31, 2018

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2017	$58	$130	$—	$—	$1,878	$3,826,691	$796,902	$2,967,852	$(3,958,534)	$3,634,977
Net income (loss)	—	—	—	—	—	—	—	411,637	—	411,637
Other comprehensive income (loss)	—	—	—	—	—	—	(170,070)	—	—	(170,070)
Repurchase of Common Stock	—	—	—	—	(8)	(14,826)	—	—	—	(14,834)
Stock based compensation	—	—	—	—	1	8,796	—	—	—	8,797
Common dividends declared	—	—	—	—	—	—	—	—	(375,017)	(375,017)
Preferred dividends declared	—	—	—	—	—	—	—	—	(43,197)	(43,197)
Issuance of preferred stock	—	—	104	—	—	251,432	—	—	—	251,536
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows From Operating Activities:
Net income (loss)	$88,854	$413,551	$411,637
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	102,564	58,902	28,633
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	(39,647)	(29,423)	(13,124)
Amortization of swaption premium	—	747	1,476
Net unrealized losses (gains) on derivatives	(201,000)	106,209	141,162
Margin (paid) received on derivatives	325,594	7,250	(320,899)
Net unrealized losses (gains) on financial instruments at fair value	110,664	(409,634)	(46,632)
Net realized losses (gains) on sales of investments	(166,946)	(20,360)	2,743
Net increase (decrease) in provision for credit losses	180	—	—
Net other-than-temporary credit impairment losses	—	4,853	21,791
(Gain) loss on extinguishment of debt	54,418	(9,318)	(26,376)
Equity-based compensation expense	5,017	10,584	8,797
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	35,950	6,334	(22,652)
Decrease (increase) in other assets	(32,275)	(20,049)	63,235
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(322)	(10,306)	(722)
Increase (decrease) in accrued interest payable, net	(25,148)	(44,304)	48,515
Net cash provided by (used in) operating activities	$257,903	$65,036	$297,584
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(432,822)	$(2,929,500)	$(7,917,661)
Sales	7,201,313	2,815,394	16,184
Principal payments	715,931	2,237,980	524,989
Non-Agency RMBS portfolio:
Purchases	(32,859)	(373,697)	(133,247)
Sales	166,786	38,604	19,928
Principal payments	261,737	415,518	521,109
Loans held for investment:
Purchases	(2,558,943)	(4,366,411)	(1,671,330)
Sales	1,042,664	1,681,227	754,806
Principal payments	1,966,590	1,717,745	1,859,155
Net cash provided by (used in) investing activities	$8,330,397	$1,236,860	$(6,026,067)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$87,550,016	$133,892,203	$71,279,975
Payments on secured financing agreements	(96,378,688)	(134,495,789)	(64,499,287)
Net proceeds from preferred stock offerings	—	193,368	251,536
Payments on repurchase of common stock	(22,066)	—	(14,834)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	3,043,257	1,487,286	1,769,539
Payments on securitized debt borrowings, collateralized by loans held for investment	(2,535,782)	(1,845,272)	(2,613,038)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(16,839)	(24,340)	(43,898)
Net proceeds from issuance of convertible debt	361,139	—	—

Purchase of capped call	(33,750)	—	—
Common dividends paid	(322,625)	(374,256)	(374,396)
Preferred dividends paid	(73,750)	(72,704)	(43,197)
Net cash provided by (used in) financing activities	$(8,429,088)	$(1,239,504)	$5,712,400
Net increase (decrease) in cash and cash equivalents	159,212	62,392	(16,083)
Cash and cash equivalents at beginning of period	109,878	47,486	63,569
Cash and cash equivalents at end of period	$269,090	$109,878	$47,486

Supplemental disclosure of cash flow information:
Interest received	$1,168,080	$1,427,030	$1,279,297
Interest paid	$578,477	$835,041	$643,717
Non-cash investing activities:
Payable for investments purchased	$106,169	$1,256,337	$1,136,157
Receivable for investments sold	$—	$446,225	$—
Net change in unrealized gain (loss) on available-for sale securities	$(150,240)	$81,504	$(170,070)
Retained beneficial interests	$21,943	$141,484	$39,844

Non-cash financing activities:
Dividends declared, not yet paid	$77,213	$98,568	$95,986
Conversion of convertible debt	$309,820	$—	$—
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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has thirteen wholly owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013, Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holding LLC formed in April 2016, Anacostia LLC, a TRS formed in June 2018, NYH Funding LLC, a TRS formed in May 2019, Kali 2020 Holdings LLC formed in May 2020, Varuna Capital Partners LLC formed in September 2020 and Aarna Holdings LLC formed in November 2020.

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
(c) Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2020 and December 31, 2019.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities, or MBS, representing interests in obligations backed by pools of mortgage loans. The Company’s investments in MBS includes investments in both Agency MBS and Non-Agency MBS. The Company delineates between Agency MBS and Non-Agency MBS as follows: (1) Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation; and (2) Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is not guaranteed and it is subject to the performance of the mortgage loans or MBS collateralizing the obligation. Agency MBS collectively refers to include Agency CMBS and Agency RMBS as defined in Part I of this annual report.

The Company also invests in Interest Only Agency MBS strips and Interest Only Non-Agency RMBS strips, or IO MBS strips. IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral.

The Company classifies its MBS as available-for-sale sale (AFS) or in accordance with the fair-value option (FVO). MBS classified as AFS are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in Other comprehensive income (OCI). MBS classified as FVO are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in earnings. See Note 5 of these consolidated financial statements for further discussion of MBS carried at FVO and how the Company determines fair value. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

The Company’s accounting policy for interest income and an allowance for credit losses related to its MBS is as follows:

Interest Income Recognition and Allowance for Credit Losses

Investments in Non-agency RMBS securities

The Company considers its investments in Non-Agency RMBS as beneficial interests. Beneficial interests give the Company the right to receive all or portions of specified cash flows received by a trust or other entity. Beneficial interests held by the Company are created in connection with securitization transactions such as those involving mortgage loan obligations. Beneficial interests are accounted for in accordance with guidance Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC), 325-40, Beneficial Interests in Securitized Financial Assets, (ASC 325-40) as amended by the accounting standards update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13).

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
Adverse changes in the timing or amount of cash flows on beneficial interests classified as AFS could result in the Company recording an increase in the allowance for credit losses. The allowance for credit losses are calculated using a discounted cash flow (DCF) approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected discounted at the effective interest rate used to accrete the beneficial interest. The allowance for credit losses is recorded as a contra-asset and a reduction in earnings. The allowance for credit losses will be limited to the amount of the unrealized losses on the beneficial interest. Any allowance for credit losses in excess of the unrealized losses on the beneficial interests are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for beneficial interests in an unrealized gain position. Favorable changes in the DCF will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If there is no allowance for credit losses, or if the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate.

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
(e) Loans Held for Investment

The Company's Loans held for investments is primarily comprised of seasoned residential mortgage loans that are not guaranteed as to repayment of principal or interest. These loans are serviced and may be modified by a third-party servicer. Additionally, in certain cases, the Company has the ability to remove the servicer with or without cause upon prior notice. These residential mortgage loans are designated as held for investment. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis and are carried at fair value with changes in fair value recorded in earnings.

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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2020 and 2019 was $14 million and $25 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

(f) Secured Financing Agreements

The Company finances the acquisition of a significant portion of its mortgage-backed securities with secured financing agreements. The Company has evaluated each agreement and has determined that each of the secured financing agreements be accounted for as secured borrowings, which is recourse to the Company.

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

(h) Long Term Debt

The Company's Long Term Debt currently comprised of Convertible Senior Notes. Convertible notes include unsecured convertible debt that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. Any debt discounts or premiums are reported as an adjustment to the carrying amount of the debt liability and amortized into interest expense using the effective interest method. If converted by a holder, the holder of the notes would receive shares of our common stock. Deferred debt issuance costs are expenses associated with the issuance of long-term debt. These expenses typically include underwriting, legal, accounting, and other fees. Deferred debt issuance costs are included in the carrying value of the related long-term debt issued and are amortized as an adjustment to interest expense using the effective interest method, based upon the actual and estimated repayment schedules of the related long-term debt issued.

When the conversion of debt occurs in accordance with debt terms, the unpaid principal balance of the convertible debt is recorded as additional paid in capital and the outstanding debt is considered repaid. Any unamortized issuance costs and unpaid accrued interest related to the converted notes are also credited to the additional paid in capital.

(i) Fair Value

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

The fair value of the Non-Agency RMBS carried at fair value with changes in fair value reflected in earnings was $417 million and $423 million as of December 31, 2020 and 2019, respectively.

Interest-Only MBS:

The Company accounts for the IO MBS strips at fair value with changes in fair value reported in earnings. The IO MBS strips are included in MBS, at fair value, on the accompanying Consolidated Statements of Financial Condition.

Included in Non-Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $262 million and $289 million as of December 31, 2020 and 2019. Included in Agency RMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $91 million and $128 million as of December 31, 2020 and 2019. Included in Agency CMBS, at fair value on the Consolidated Statements of Financial Condition are IO MBS strips carried at fair value with changes in fair value reflected in earnings of $26 million and $49 million as of December 31, 2020 and 2019. Interest income reported on all IO MBS securities was $43 million and $27 million for the years ended December 31, 2020 and 2019, respectively.

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

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative. Refer to Note 10 Derivative Instruments for further details.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2020 and 2019.

(m) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock and warrants. In addition, the Company’s Convertible Senior Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion options is in or out of the money) to the denominator for the purposes of calculating diluted EPS. Refer to Note 11 Capital Stock for further information.

(n) Stock-Based Compensation

Compensation expense for equity based awards granted to the Company’s independent directors and stock based compensation awards granted to employees of the Company subject only to service condition is recognized on a straight-line basis over the vesting period of such awards, based upon the fair value of such awards at the grant date. The Company recognizes forfeitures when they occur and does not adjust the fair value of the grants for estimated forfeitures. For awards subject to vesting on a straight line basis, the total amount of expense is at least equal to the measured expense of each vested tranche. Awards subject to only a service condition are valued according to the market price for the Company’s common stock at the date of grant. For certain awards based on the performance of the Company, it engages an independent appraisal company to determine the value of the award at the date of grant and for other awards it estimates the value of the grant based on its expected performance relative to an established peer group. The Company considers the underlying contingency risks associated with the performance criteria. The values of these grants are expensed ratably over their respective vesting periods (irrespective of achievement of the performance criteria) adjusted, as applicable, for forfeitures.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of December 31, 2020 and December 31, 2019.

		December 31, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,560,135	$3,934	$(773,804)	$790,265	$(180)	$1,277,800	$487,963	$(248)	$487,715
Subordinated	905,674	7,059	(347,056)	565,677	—	610,655	83,007	(38,029)	44,978
Interest-only	5,628,240	249,610	—	249,610	—	262,259	67,868	(55,219)	12,649
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	1,262,963	118,867	—	118,867	—	90,738	270	(28,399)	(28,129)
Agency CMBS
Project loans	1,527,621	28,559	(861)	1,555,319	—	1,714,483	159,233	(69)	159,164
Interest-only	1,326,665	23,572	—	23,572	—	25,885	2,659	(346)	2,313
Total	$12,211,298	$431,601	$(1,121,721)	$3,303,310	$(180)	$3,981,820	$801,000	$(122,310)	$678,690

		December 31, 2019
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$2,024,564	$2,038	$(953,916)	$1,072,686	$1,700,911	$628,518	$(293)	$628,225
Subordinated	876,592	9,915	(332,913)	553,594	624,598	76,272	(5,268)	71,004
Interest-only	7,458,653	301,170	—	301,170	288,899	51,481	(63,752)	(12,271)
Agency RMBS
Pass-through	6,080,547	131,023	—	6,211,570	6,362,626	152,271	(1,215)	151,056
Interest-only	1,539,941	139,536	—	139,536	127,667	220	(12,089)	(11,869)
Agency CMBS
Project loans	2,621,938	52,681	(4,961)	2,669,658	2,801,692	132,700	(666)	132,034
Interest-only	1,817,246	51,140	—	51,140	49,025	586	(2,701)	(2,115)
Total	$22,419,481	$687,503	$(1,291,790)	$10,999,354	$11,955,418	$1,042,048	$(85,984)	$956,064

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2020 and December 31, 2019. All available for sale securities in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			December 31, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$11,985	$(248)	2	$—	$—	—	$11,985	$(248)	2
Subordinated	253,822	(8,711)	5	34,697	(29,318)	15	288,519	(38,029)	20
Interest-only	38,604	(8,682)	34	22,761	(46,537)	43	61,365	(55,219)	77
Agency RMBS
Pass-through	—	—	—	—	—	—	—	—	—
Interest-only	31,059	(4,938)	6	54,153	(23,461)	16	85,212	(28,399)	22
Agency CMBS
Project loans	—	—	—	8,581	(69)	1	8,581	(69)	1
Interest-only	4,052	(346)	6	—	—	—	4,052	(346)	6
Total	$339,522	$(22,925)	53	$120,192	$(99,385)	75	$459,714	$(122,310)	128

			December 31, 2019
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$—	$—	—	$31,635	$(293)	1	$31,635	$(293)	1
Subordinated	69,178	(5,064)	9	1,836	(204)	11	71,014	(5,268)	20
Interest-only	50,376	(22,737)	46	64,129	(41,015)	66	114,505	(63,752)	112
Agency RMBS
Pass-through	11,398	(605)	4	67,552	(610)	5	78,950	(1,215)	9
Interest-only	121,228	(12,089)	22	—	—	—	121,228	(12,089)	22
Agency CMBS
Project loans	41,971	(277)	3	44,896	(389)	4	86,867	(666)	7
Interest-only	15,045	(295)	6	9,930	(2,406)	7	24,975	(2,701)	13
Total	$309,196	$(41,067)	90	$219,978	$(44,917)	94	$529,174	$(85,984)	184

At December 31, 2020, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2020.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $69 thousand and $1 million as of December 31, 2020 and December 31, 2019, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2020 and December 31, 2019, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, was $248 thousand at December 31, 2020. After evaluating the securities and recording the allowance for credit losses, we concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

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

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit loss allowance on available-for-sale securities for the year ended December 31, 2020 is presented below.

For the Year Ended
December 31, 2020
(dollars in thousands)
Beginning allowance for credit losses	$—

Transition impact from CECL standard	—
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	6,594
Allowance on purchased financial assets with credit deterioration	—
Reductions for the securities sold during the period	(321)
Increase/(decrease) on securities with an allowance in the prior period	(3,765)
Write-offs charged against the allowance	(2,401)
Recoveries of amounts previously written off	73

Ending allowance for credit losses	$180

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of December 31, 2020.

		December 31, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	46,500,000	9.2%	3.5%	58.3%

The increase in the allowance for credit losses for the year ended December 31, 2020 is primarily due to increased expected losses and delinquencies as compared to the beginning of the year. In addition, certain Non-Agency RMBS positions, which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period due to the decline in fair value. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at December 31, 2020 and December 31, 2019.

		December 31, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$487,963	$—	$487,963	$(248)	$—	$(248)
Subordinated	65,043	17,964	83,007	—	(38,029)	(38,029)
Interest-only	—	67,868	67,868	—	(55,219)	(55,219)
Agency RMBS
Pass-through	—	—	—	—	—	—
Interest-only	—	270	270	—	(28,399)	(28,399)
Agency CMBS
Project loans	5,407	153,826	159,233	(69)	—	(69)
Interest-only	—	2,659	2,659	—	(346)	(346)
Total	$558,413	$242,587	$801,000	$(317)	$(121,993)	$(122,310)

		December 31, 2019
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$628,518	$—	$628,518	$(293)	$—	$(293)
Subordinated	57,174	19,098	76,272	(55)	(5,213)	(5,268)
Interest-only	—	51,481	51,481	—	(63,752)	(63,752)
Agency RMBS
Pass-through	—	152,271	152,271	—	(1,215)	(1,215)
Interest-only	—	220	220	—	(12,089)	(12,089)
Agency CMBS
Project loans	23,643	109,057	132,700	(651)	(15)	(666)
Interest-only	—	586	586	—	(2,701)	(2,701)
Total	$709,335	$332,713	$1,042,048	$(999)	$(84,985)	$(85,984)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2020 and December 31, 2019.

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,560,135	$50.65	81.90	4.5%	16.9%
Subordinated	905,674	62.46	67.43	3.8%	6.3%
Interest-only	5,628,240	4.43	4.66	1.5%	16.2%
Agency RMBS
Interest-only	1,262,963	9.41	7.18	1.7%	1.6%
Agency CMBS
Project loans	1,527,621	101.81	112.23	4.1%	3.8%
Interest-only	1,326,665	1.78	1.95	0.6%	8.4%

(1) Bond Equivalent Yield at period end.

	December 31, 2019
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$2,024,564	$52.98	$84.01	5.0%	20.8%
Subordinated	876,592	63.15	71.25	3.7%	6.9%
Interest-only	7,458,653	4.04	3.87	1.1%	8.4%
Agency RMBS
Pass-through	6,080,547	102.15	104.64	4.0%	3.4%
Interest-only	1,539,941	9.06	8.29	1.6%	4.0%
Agency CMBS
Project loans	2,621,938	101.82	106.86	3.7%	3.6%
Interest-only	1,817,246	2.81	2.70	0.7%	4.7%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
AAA	0.2%	0.4%
AA	0.1%	0.1%
A	1.2%	0.9%
BBB	1.9%	1.6%
BB	4.3%	3.8%
B	2.0%	1.6%
Below B	31.9%	33.2%
Not Rated	58.4%	58.4%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2020 and December 31, 2019 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,850	$366,218	$467,336	$436,396	$1,277,800
Subordinated	5	105,272	102,805	402,573	610,655
Interest-only	5,780	143,631	110,468	2,380	262,259
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	864	89,874	—	90,738
Agency CMBS
Project loans	8,581	—	—	1,705,902	1,714,483
Interest-only	620	21,500	3,765	—	25,885
Total fair value	$22,836	$637,485	$774,248	$2,547,251	$3,981,820
Amortized cost
Non-Agency RMBS
Senior	$4,691	$256,935	$257,188	$271,451	$790,265
Subordinated	—	83,188	78,435	404,054	565,677
Interest-only	26,286	138,150	82,368	2,806	249,610
Agency RMBS
Pass-through	—	—	—	—	—
Interest-only	—	1,898	116,969	—	118,867
Agency CMBS
Project loans	8,650	—	—	1,546,669	1,555,319
Interest-only	788	19,273	3,511	—	23,572
Total amortized cost	$40,415	$499,444	$538,471	$2,224,980	$3,303,310

	December 31, 2019
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,343	$450,185	$676,382	$558,001	$1,700,911
Subordinated	—	43,796	95,973	484,829	624,598
Interest-only	—	126,631	159,057	3,211	288,899
Agency RMBS
Pass-through	—	5,939,408	421,539	1,679	6,362,626
Interest-only	—	1,614	126,053	—	127,667
Agency CMBS
Project loans	15,065	—	29,385	2,757,242	2,801,692
Interest-only	—	20,528	28,497	—	49,025
Total fair value	$31,408	$6,582,162	$1,536,886	$3,804,962	$11,955,418
Amortized cost
Non-Agency RMBS
Senior	$15,206	$304,850	$409,958	$342,672	$1,072,686
Subordinated	—	29,085	86,033	438,476	553,594
Interest-only	—	150,221	148,889	2,060	301,170
Agency RMBS
Pass-through	—	5,796,044	414,482	1,044	6,211,570
Interest-only	—	2,260	137,276	—	139,536
Agency CMBS
Project loans	15,084	—	28,954	2,625,620	2,669,658
Interest-only	—	22,950	28,190	—	51,140
Total amortized cost	$30,290	$6,305,410	$1,253,782	$3,409,872	$10,999,354

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and REO total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at December 31, 2020 and December 31, 2019. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

December 31, 2020	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.1%	1.4%	7.2%	1.3%	2.9%	0.4%	16.3%

December 31, 2019	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.9%	1.4%	2.5%	1.4%	2.8%	0.7%	12.6%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2020 and December 31, 2019.

	December 31, 2020		December 31, 2019
Weighted average maturity (years)		22.2		23.6
Weighted average amortized loan to value (1)		61.4%		63.2%
Weighted average FICO (2)		714		719
Weighted average loan balance (in thousands)		$291		$313
Weighted average percentage owner occupied		81.8%		80.6%
Weighted average percentage single family residence		61.7%		60.0%
Weighted average current credit enhancement		0.9%		1.1%
Weighted average geographic concentration of top four states	CA	33.8%	CA	32.5%
	NY	8.7%	FL	6.6%
	FL	7.9%	NY	6.3%
	NJ	4.3%	TX	2.0%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2020 and December 31, 2019.

Origination Year	December 31, 2020	December 31, 2019
2003 and prior	1.7%	1.3%
2004	1.4%	1.5%
2005	10.3%	10.7%
2006	52.1%	52.9%
2007	27.2%	26.6%
2008 and later	7.3%	7.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2020, 2019 and 2018 are as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	166,747	38,659	100,791
Agency RMBS	5,710,134	2,915,545	7,064
Agency CMBS	1,060,987	375,489	9,120

Gross realized gains:
Non-Agency RMBS	22,021	422	7,424
Agency RMBS	74,264	35,221	—
Agency CMBS	88,929	11,328	122
Gross realized losses:
Non-Agency RMBS	(9,470)	(1,445)	(7,234)
Agency RMBS	(5,816)	(24,531)	(1,919)
Agency CMBS	(2,982)	(2,225)	(1,237)
Net realized gain (loss)	$166,946	$18,770	$(2,844)

Included in the gross realized gains for the year ended December 31, 2018 in the table above are exchanges of securities with a fair value of $81 million. The Company exchanged its investment in a re-REMIC security for the underlying collateral supporting the group related to the exchanged asset. These exchanges were treated as non-cash sales and purchases and resulted in a net realized gain of $3 million, reflected in earnings for the year ended December 31, 2018. There were no such exchanges during the year ended December 31, 2020 and 2019.

During the first quarter of 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition. During the third quarter of 2020, the Company exercised its option and repurchased the transferred investments with an amortized cost of $196 million for $251 million, which extinguished the secured borrowing. This transaction resulted in a loss on extinguishment of debt of $55 million.
4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At December 31, 2020, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $12.5 billion and $13.7 billion as of December 31, 2020 and December 31, 2019, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2020 and December 31, 2019:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
	(dollars in thousands)
Balance, beginning of period	$14,292,815	$12,572,581
Purchases	1,860,998	5,086,491
Principal paydowns	(1,966,590)	(1,717,745)
Sales and settlements	(1,053,943)	(1,812,760)
Net periodic accretion (amortization)	(85,794)	(77,491)
Realized gains (losses) on sales and settlements	—	1,590
Change in fair value	64,643	240,149
Balance, end of period	$13,112,129	$14,292,815

The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans. During the year ended December 31, 2020, the Company sold $1.1 billion of loans, with the Company retaining $22 million of beneficial interests. During the year ended December 31, 2019, the Company sold $1.8 billion of loans, with the Company retaining $124 million of beneficial interests.

During the year ended December 31, 2020 and December 31, 2019, the Company transferred loans with unpaid principal balances of $653 million and $343 million, respectively, to a third party. The Company evaluated the sales under ASC 860 and determined that the sales did not effectively transfer control of the loans from the Company, the transferor, to the third party, the transferee, due to a right by the Company to call the loans at a fixed price at a future date. As such, these transfers have been accounted for by the Company as secured borrowings and no gain or loss was recorded upon the transfer of the loans. The proceeds received, net of any collateral received in the transfer, has been recorded as a Securitized debt at fair value, collateralized by loans held for investment on the Consolidated Statements of Financial Condition. The secured borrowings related to the unpaid principal amount of these loans are non-recourse to the Company and these loans can only be used to satisfy the obligations of the transferee and the obligations of the transferee are non-recourse to the Company. See footnote 7 for more details regarding Securitized debt.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2020	December 31, 2019 (1)
2002 and prior	6.9%	6.8%
2003	5.9%	6.0%
2004	12.0%	12.6%
2005	18.2%	18.6%
2006	22.7%	22.5%
2007	22.4%	20.7%
2008	6.4%	6.4%
2009	1.3%	1.5%
2010 and later	4.2%	4.9%
Total	100.0%	100.0%
(1) The table above excludes approximately $754 million of Loans held for investments for December 31, 2019, which was purchased prior to the reporting date and settled subsequent to the reporting period.

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019 (1)
Number of loans		132,134		139,194
Weighted average maturity (years)		19.6		19.3
Weighted average loan to value		86.1%		87.4%
Weighted average FICO		630		627
Weighted average loan balance (in thousands)		$96		$95
Weighted average percentage owner occupied		87.7%		88.0%
Weighted average percentage single family residence		83.3%		84.4%
Weighted average geographic concentration of top five states	CA	12.4%	CA	11.6%
	FL	8.0%	FL	7.4%
	NY	7.3%	NY	6.9%
	PA	5.0%	OH	5.3%
	VA	4.9%	PA	5.3%
(1) The table above excludes approximately $754 million of Loans held for investments for December 31, 2019, which was purchased prior to the reporting date and settled subsequent to the reporting period.

The following tables show various characteristics of our residential loan portfolio and outstanding principal balance of the loans that are 30 days delinquent and greater for the years ended December 31, 2020 and 2019, respectively.

December 31, 2020
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	7,347	1.00% to 17.74%	6/1/1983 - 2/1/2059	594,201	49,615	54,702
$250 to $500	425	1.51% to 10.63%	12/1/2027 - 2/1/2057	141,621	14,166	13,453
$500 to $750	80	2.00% to 9.88%	1/1/2034 - 10/1/2056	47,936	3,202	6,943
$750 to $1,000	25	1.97% to 7.88%	7/1/2036 - 2/1/2052	21,516	—	3,511
Over $1,000	15	2.88% to 6.63%	10/1/2034 - 6/1/2049	26,274	2,884	7,134
	7,892			831,548	69,867	85,743

Fixed loans:
$1 to $250	116,831	0.00% to 21.20%	6/1/1989 - 5/1/2062	8,897,433	713,804	720,323
$250 to $500	6,386	0.00% to 11.59%	12/1/2005 - 3/1/2065	2,115,608	215,357	253,377
$500 to $750	740	1.00% to 10.14%	6/1/2020 - 10/1/2059	433,973	35,765	66,947
$750 to $1,000	146	2.00% to 9.00%	3/1/2013 - 11/1/2058	124,869	7,620	23,804
Over $1,000	139	2.00% to 9.00%	12/1/2019 - 6/1/2059	236,762	18,563	40,235
	124,242			11,808,645	991,109	1,104,686

Total	132,134			12,640,193	1,060,976	1,190,429

The foreclosure, bankruptcy, and REO principal balances on our loans were $298 million, $277 million and $30 million, respectively, as of December 31, 2020, which are included in the table above.

December 31, 2019 (1)
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	7,776	1.00% to 19.24%	6/1/1983 - 3/13/2057	655,914	75,436	44,117
$250 to $500	497	2.00% to 13.13%	3/1/2023 - 7/1/2057	163,972	18,117	10,950
$500 to $750	96	2.00% to 9.38%	1/1/2034 - 10/1/2056	56,661	2,224	2,747
$750 to $1,000	20	1.97% to 8.13%	10/1/2036 - 11/1/2048	16,947	759	862
Over $1,000	12	2.00% to 6.63%	5/1/2036 - 10/1/2048	19,499	1,222	3,869
	8,401			912,993	97,758	62,545

Fixed loans:
$1 to $250	123,580	0.00% to 24.00%	6/1/1989 - 5/1/2062	9,482,855	1,021,054	571,242
$250 to $500	6,259	0.00% to 11.69%	12/1/2019 - 3/1/2065	2,059,131	275,574	131,472
$500 to $750	712	2.00% to 10.69%	8/1/2019 - 9/1/2059	418,044	46,972	12,137
$750 to $1,000	137	2.00% to 8.00%	3/1/2013 - 1/1/2058	116,993	6,224	5,312
Over $1,000	105	2.00% to 9.50%	9/1/2019 - 12/1/2057	179,827	10,497	—
	130,793			12,256,850	1,360,321	720,163

Total	139,194			13,169,843	1,458,079	782,708
(1) The table above excludes approximately $754 million of Loans held for investments for December 31, 2019, which was purchased prior to the reporting date and settled subsequent to the reporting period.

The foreclosure, bankruptcy, and REO principal balances on our loans were $299 million, $322 million and $59 million, respectively, as of December 31, 2019, which are included in the table above.

The fair value of residential mortgage loans 90 days or more past due was $910 million and $597 million as of December 31,
2020 and December 31, 2019, respectively.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions as appropriate. If internally developed model prices differ from the independent prices provided by greater than a market derived predetermined threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the predetermined thresholds before a final price is established. After the review for the period ended December 31, 2020, 23 investment holdings with an internally developed fair value of $389 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million lower than the third-party prices provided of $392 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period. At December 31, 2019 six investment holdings with an internally developed fair value of $22 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $3 million higher than the third-party prices provided of $19 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2019 in excess of the derived predetermined threshold for the period.

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

The Company reviews the fair values generated by the model to determine whether prices are reflective of the current market by corroborating its estimates of fair value by comparing the results to non-binding independent prices provided by an independent third-party pricing service for the loan portfolio. Each quarter the Company develops thresholds generally using market factors or other assumptions as appropriate.

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

After the review for the period ended December 31, 2020, 3 investment holdings with an internally developed fair value of $503 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $55 million higher than the third-party prices provided of $448 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period. At December 31, 2019, the internally developed fair value of one loan pool of $147 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed price was $20 million higher than the third-party price provided of $127 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price.

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

After the review for the period ended December 31, 2020, 2 investment holdings with an internally developed fair value of $209 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $17 million higher than the third-party prices provided of $192 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period. At December 31, 2019, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried with fair value option as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020		December 31, 2019
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-agency RMBS
Subordinated	632,335	416,745	580,761	422,826
Interest-only	5,628,240	262,259	7,458,653	288,899
Agency RMBS
Pass-through	—	—	6,080,549	6,362,628
Interest-only	1,262,963	90,738	1,539,941	127,667
Agency CMBS
Project loans	1,413,719	1,592,473	1,753,755	1,889,923
Interest-only	1,326,665	25,885	1,817,246	49,025
Loans held for investment, at fair value	12,640,195	13,112,129	13,924,291	14,292,815
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,705,200	8,711,677	8,184,369	8,179,608

The table below shows the impact of change in fair value on each of the financial instruments carried with fair value option in statement of operations as of December 31, 2020 and December 31, 2019, respectively:

	For the Year Ended
	December 31, 2020	December 31, 2019
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-agency RMBS
Senior	—	—
Subordinated	(33,950)	10,513
Interest-only	24,919	18,064
Agency RMBS
Pass-through	(151,056)	124,685
Interest-only	(16,260)	(13,359)
Agency CMBS
Project loans	44,783	146,441
Interest-only	4,429	2,054
Loans held for investment, at fair value	64,643	240,148
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	(48,172)	(118,911)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2020 and December 31, 2019 are presented below.

	December 31, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,150,714	$—	$2,150,714
Agency RMBS, at fair value	—	90,738	—	—	90,738
Agency CMBS, at fair value	—	1,740,368	—	—	1,740,368
Loans held for investment, at fair value	—	—	13,112,129	—	13,112,129
Derivatives	—	—	—	—	—

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,711,677	—	8,711,677
Derivatives	—	—	—	—	—

	December 31, 2019
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,614,408	$—	$2,614,408
Agency RMBS, at fair value	—	6,490,293	—	—	6,490,293
Agency CMBS, at fair value	—	2,850,717	—	—	2,850,717
Loans held for investment, at fair value	—	—	14,292,815	—	14,292,815
Derivatives	3,611	1,092	—	(1,092)	3,611

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,179,608	—	8,179,608
Derivatives	—	205,703	—	(205,703)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2020 and December 31, 2019.

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2020
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,614,408	$14,292,815	$8,179,608
Transfers into Level 3	135,118	—	—
Transfers out of Level 3	(135,118)	—	—
Purchases of assets/ issuance of debt	54,811	1,860,998	3,043,252
Principal payments	(261,738)	(1,966,590)	(1,751,903)
Sales and Settlements	(166,786)	(1,053,943)	(783,880)
Net accretion (amortization)	39,246	(85,794)	(22,546)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(180)	—	—
Realized gains (losses) on sales and settlements	12,571	—	(1,031)
Net unrealized gains (losses) included in income	(9,030)	64,643	48,177
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(132,588)	—	—
Ending balance Level 3	$2,150,714	$13,112,129	$8,711,677

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of December 31, 2020 and December 31, 2019 follows. The weighted average discount rates were based on fair value. Previously issued financial statement filings were based on amortized cost. We believe fair value provides an improved presentation of weighted average discount rates.

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2%-10%	3.3%	1%-25%	9.5%	1%-10%	2.0%	26%-82%	41.5%
Subordinated	2%-10%	6.1%	2%-42%	13.6%	0%-6%	1.3%	10%-77%	39.8%
Interest-only	0%-100%	10.2%	6%-47%	26.3%	0%-8%	1.4%	0%-79%	33.6%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	3% -8%	3.8%	6% -20%	9.4%	0% -9%	1.8%	26% -82%	42.0%
Subordinated	0% -13%	5.3%	6% -35%	9.6%	0% -6%	1.3%	27% -55%	36.7%
Interest-only	0% -100%	11.4%	6% -43%	18.5%	0% -6%	1.0%	26% -83%	35.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of December 31, 2020 and December 31, 2019 follows:

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0%-10%	2.5%	4%-40%	10.5%	0%-7%	1.3%	30%-75%	57.6%

	December 31, 2019
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	3.3%	6% - 20%	9.1%	0% - 3%	1.4%	30% - 75%	59.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of December 31, 2020 and December 31, 2019 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of December 31, 2020 and December 31, 2019 follows:

	December 31, 2020	December 31, 2019
Factor:
Coupon
Base Rate	3.4%	4.3%
Actual	6.3%	6.6%

FICO
Base Rate	640	636
Actual	627	624

Loan-to-value (LTV)
Base Rate	85%	86%
Actual	86%	88%

Loan Characteristics:
Occupancy
Owner Occupied	89%	89%
Investor	2%	2%
Secondary	9%	9%
Property Type
Single family	84%	85%
Manufactured housing	4%	4%
Multi-family/mixed use/other	12%	11%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2020 and December 31, 2019.

	December 31, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements (1)	2	4,636,847	4,803,256
Securitized debt, collateralized by Non-Agency RMBS	3	113,433	97,097
Long Term Debt	2	51,623	80,750
(1) The fair value of secured financing agreements includes one secured financing agreement with a non-detachable Warrant.

	December 31, 2019
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	13,427,545	13,450,193
Securitized debt, collateralized by Non-Agency RMBS	3	133,557	117,552

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

The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of one year or greater which are secured by non-agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from April 2021 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in consolidated VIEs, which are eliminated in consolidation. $400 million of the long-term financing agreements has a fixed interest rate of 7% and include an attached equity warrant. See Note 11 for details of the equity warrants issued. The interest rates on the remaining long-term financing agreements are generally indexed to one-month and three-month LIBOR rates. During the year ended December 31, 2020, the Company has significantly increased its long-term financing agreements.

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

The Secured financing agreements require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the Agreement. For certain Secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, during the first half of 2020, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged. At December 31, 2020, the Company has $1.2 billion of Secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay. $796 million of the long-term financing agreements are secured borrowing arrangements which are subject to the automatic stay provisions of the Bankruptcy Code.

The Secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of December 31, 2020 and December 31, 2019 were:

	December 31, 2020	December 31, 2019
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$69,180	$6,247,275
Agency CMBS (in thousands)	1,333,799	2,013,515
Non-agency RMBS and Loans held for investment (in thousands) (1)	3,233,868	5,166,755
Total:	$4,636,847	$13,427,545

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$86,160	$6,602,039
Agency CMBS (in thousands)	1,382,783	2,102,520
Non-agency RMBS and Loans held for investment (in thousands)	5,227,271	6,694,685
Total:	$6,696,214	$15,399,244

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$1,407,713	$8,062,881
Agency CMBS (in thousands)	1,818,721	1,993,372
Non-agency RMBS and Loans held for investment (in thousands)	4,089,911	4,436,133
Total:	$7,316,345	$14,492,386

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS (in thousands)	0.90%	2.10%
Agency CMBS (in thousands)	0.21%	2.10%
Non-agency RMBS and Loans held for investment (in thousands)	4.78%	3.19%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	12 days	14 days
Agency CMBS (in thousands)	11 days	13 days
Non-agency RMBS and Loans held for investment (in thousands)	458 days	255 days

Average original maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	14 days	38 days
Agency CMBS (in thousands)	30 days	34 days
Non-agency RMBS and Loans held for investment (in thousands)	492 days	279 days
(1) The December 31, 2020 values for secured financing agreements in the table above is net of $8 million of deferred financing cost.

At December 31, 2020 and December 31, 2019, we pledged $42 million and $20 million, respectively, of margin cash collateral to our secured financing agreement counterparties. At December 31, 2020 and December 31, 2019, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	December 31, 2020			December 31, 2019
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,521,134	0.38%	0.20% - 2.72%	9,709,387	2.26%	1.90% - 3.62%
30 to 59 days	481,257	4.35%	2.42% - 6.61%	800,648	2.96%	2.15% - 3.52%
60 to 89 days	352,684	2.78%	1.34% - 6.30%	608,520	3.00%	2.59% - 3.35%
90 to 119 days	301,994	7.97%	7.97% - 7.97%	—	NA	NA
120 to 180 days	595,900	5.29%	2.40% - 6.26%	809,077	3.38%	3.06% - 3.46%
180 days to 1 year	345,204	3.60%	3.25% - 4.50%	580,886	3.42%	3.26% - 3.51%
1 to 2 years	—	NA	NA	427,981	3.28%	3.19% - 3.30%
2 to 3 years	642,696	4.91%	1.65% - 7.00%	—	NA	NA
Greater than 3 years	395,978	5.56%	5.56% - 5.56%	491,046	3.20%	3.19% - 3.20%
Total	$4,636,847	3.41%		$13,427,545	2.52%
(1) The December 31, 2020 values for secured financing agreements in the table above is net of $8 million of deferred financing cost.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.1 billion unused uncommitted warehouse credit facilities as of December 31, 2020.

At December 31, 2020 the Company had amounts at risk with Goldman Sachs and Nomura of 17% and 11%, respectively, of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Goldman Sachs and Nomura were 938 and 106 days, respectively. The amounts at risk with Goldman Sachs and Nomura were $649 million and $421 million, respectively. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of December 31, 2020. At December 31, 2019, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2020 and December 31, 2019, the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $135 million and $152 million, respectively. At December 31, 2020 and December 31, 2019, the debt carried a weighted average coupon of 6.5%. As of December 31, 2020, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the year ended December 31, 2020, the Company did not acquire any securitized debt collateralized by Non-Agency RMBS. During the year ended December 31, 2019, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $2.9 million for $3.5 million. This transaction resulted in net loss on extinguishment of debt of $608 thousand.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or

RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$13,552	$18,826
One to Three Years	11,229	18,332
Three to Five Years	1,589	4,453
Greater Than Five Years	305	665
Total	$26,675	$42,276

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2020 and December 31, 2019, the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.7 billion and $8.2 billion, respectively. At December 31, 2020 and December 31, 2019, the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 3.4% and 4.2%, respectively. As of December 31, 2020, the maturities of the debt range between the years 2023 and 2067.

During the year ended December 31, 2020, the Company acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $785 million for $784 million. This transaction resulted in net gain on extinguishment of debt of $1 million. The Company did not acquire any securitized debt collateralized by loans held for investments during the year ended December 31, 2019.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at December 31, 2020 and December 31, 2019, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Within One Year	$1,837,055	$1,582,646
One to Three Years	2,819,646	2,563,699
Three to Five Years	1,774,273	1,791,756
Greater Than Five Years	2,170,253	2,129,460
Total	$8,601,227	$8,067,561

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2020.

December 31, 2020
(dollars in thousands)
Year	Principal
Currently callable	2,496,899
2021	2,379,338
2022	1,382,714
2023	1,254,064
Total	$7,513,015

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

As of December 31, 2020, approximately $321 million of senior notes were converted into approximately 49 million common stock of the Company. At December 31, 2020, the outstanding principal amount of these notes was $53 million and the accrued interest payable on the debt was $1 million. At December 31, 2020, the unamortized deferred debt issuance cost was $1 million and the net interest expense was $7 million. The unamortized deferred debt issuance costs will be amortized until maturity or conversion, which will be no later than April 1, 2023.
In April 2020, concurrently with the pricing of the Notes, the Company entered into call option transactions with respect to the Common Stock (the “Capped Call Transactions”) with affiliates of Credit Suisse Securities (USA) LLC (the “Counterparty”). The Capped Call Transactions have an initial strike price of approximately $6.50 per share and cover approximately $250 million of the offering. The Capped Call Transactions will expire upon the maturity of the Notes, if not earlier exercised or terminated. The Capped Call Transactions are expected generally to reduce the potential dilution to the Company’s common stock upon any conversion of the Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted Notes, as the case may be, with such reduction and/or offset subject to a cap initially equal to approximately $8.45 (which represents a premium of approximately 30% over the last reported sale price of the common stock on April 7, 2020). The Capped Call Transactions are separate transactions, entered into by the Company with the Counterparty, and are not part of the terms of the Notes. The Company used approximately $33.75 million of the net proceeds from the offering of the Notes to pay the cost of the Capped Call Transactions which is recorded within additional paid in capital on the Consolidated Statements of Changes in Stockholders' Equity. The Company exercised its capped call options during the fourth quarter of 2020 and received a settlement of 4.7 million shares, which were retired and removed from issued and outstanding shares.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

As of December 31, 2020, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.2 billion and liabilities with a carrying value of $8.1 billion. As of December 31, 2019, the Company’s Consolidated Statement of Financial Condition includes assets of consolidated VIEs with a carrying value of $12.5 billion and liabilities with a carrying value of $8.1 billion.

During the year ended December 31, 2020, the Company securitized and consolidated approximately $2.5 billion unpaid principal balance of seasoned residential subprime mortgage loans. During the year ended December 31, 2019, the Company securitized and consolidated approximately $1.5 billion unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2020 and December 31, 2019.

	December 31, 2020	December 31, 2019
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$505,479	$598,080
Loans held for investment, at fair value	11,591,598	11,853,659
Accrued interest receivable	53,804	63,218
Other assets	14,136	29,787
Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$113,433	$133,557
Securitized debt at fair value, collateralized by loans held for investment	7,923,523	7,899,259
Accrued interest payable	23,677	28,775
Other liabilities	2,477	2,644
(1) December 31, 2020 balance includes allowance for credit losses of $117 thousand..

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$683,456	$780,746	$904,830
Interest expense, Non-recourse liabilities of VIEs	285,142	337,387	395,255
Net interest income	$398,314	$443,359	$509,575

(Increase) decrease in provision for credit losses	$(117)	$—	$—
Net other-than-temporary credit impairment losses	$—	$(4,255)	$(18,845)

Servicing fees	$32,479	$33,920	$39,313

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2020, ranged from less than $1 million to $190 million, with an aggregate amount of $1.6 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2019, ranged from less than $1 million to $191 million, with an aggregate amount of $2.0 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.3 billion, and $1.6 billion at December 31, 2020 and December 31, 2019, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2020 and December 31, 2019. The Company did not have any derivative instruments as of December 31, 2020.

December 31, 2020
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$—	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$—		$—		$—

		December 31, 2019
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$4,111,300	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	619,700	Derivatives, at fair value, net	3,611	Derivatives, at fair value, net	—
Total	$4,731,000		$3,611		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the year ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2020	December 31, 2019	December 31, 2018
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$204,611	$(122,272)	$(125,595)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	(470,352)	(356,713)	(1,488)
Treasury Futures	Net unrealized gains (losses) on derivatives	(3,611)	16,986	(16,928)
Treasury Futures	Net realized gains (losses) on derivatives	(34,700)	(37,032)	21,333
Swaptions	Net unrealized gains (losses) on derivatives	—	(923)	1,361
Swaptions	Net realized gains (losses) on derivatives	—	(404)	(1,476)
Total		$(304,052)	$(500,358)	$(122,793)
(1) Includes loss on termination of interest rate swaps of $464 million and $360 million during the years ended December 31, 2020 and 2019, respectively. There were no swap terminations during the year ended December 31, 2018.

The Company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the year ended December 31, 2020. The terminated swaps had original maturities from 2023 to 2048. The company paid $360 million to terminate interest rate swaps with a notional value of $6.4 billion during the year ended December 31, 2019.

The Company did not have any interest rate swaps as of December 31, 2020. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2019 was 2.62% and the weighted average receive rate was 1.94%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2019 was 6 years.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share during the years ended December 31, 2020 and 2019, respectively.

The Company declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share during the years ended December 31, 2020 and 2019, respectively.

The Company declared dividends to Series C preferred stockholders of $20 million, or $1.94 per preferred share during the years ended December 31, 2020 and 2019, respectively.

The Company declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share during the years ended December 31, 2020, respectively. The Company declared dividends to Series D preferred stockholders of $15 million, or $1.87, respectively, per preferred share during the year ended December 31, 2019.

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

The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the year ended December 31, 2020. The Company did not repurchase any of its common stock during the year ended December 31, 2019. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $128 million as of December 31, 2020.

The Company declared dividends to common shareholders of $301 million, or $1.40, per share and $377 million, or $2.00, per share during the years ended December 31, 2020 and December 31, 2019, respectively.

Warrants

On June 8, 2020, the Company and certain lenders entered into a $400 million senior secured, non-mark-to-market Credit Agreement. In connection with the Credit Agreement, on June 8, 2020, the Company issued non-detachable Warrants to affiliates of each of the Lenders, which provides the Lenders the right to purchase up to an aggregate of 20,300,000 shares (the “Warrant Shares”) of the Company’s common stock, at a price of $0.01 per share, which represented approximately 7.7% of the Company’s common stock after giving effect to the issuance of the Warrant Shares. The number of Warrant Shares may be proportionally adjusted for stock distributions, stock splits, cash distributions above specified threshold amounts, mergers, reorganizations, spin-offs and other customary events, as well as issuances by the Company of common stock below specified levels (subject to certain exceptions). The Warrants have an exercise price of $0.01 per share and are exercisable generally on the earlier of (i) June 8, 2023; (ii) the date on which the amounts financed under the Credit Agreement are discharged in full, and (iii) an event of default is declared under the Credit Agreement and all amounts are then due, and are exercisable for one year. The Company is permitted to settle any exercise of the Warrants in cash at a price of 90% of the fair market value of the Company’s common stock at the time of exercise.

Earnings per share for the years ended December 31, 2020, 2019 and 2018 respectively, are computed as follows:

	For the Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$15,104	$340,847	$368,440
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	—	$—
Net income (loss) available to common shareholders - Diluted	$15,104	$340,847	$368,440

Denominator:
Weighted average basic shares	212,995,533	187,156,990	187,146,170
Effect of dilutive securities	13,442,808	1,249,454	602,692
Weighted average dilutive shares	226,438,341	188,406,444	187,748,862

Net income (loss) per average share attributable to common stockholders - Basic	$0.07	$1.82	$1.97
Net income (loss) per average share attributable to common stockholders - Diluted	$0.07	$1.81	$1.96

For the year ended December 31, 2020 potentially dilutive shares of 14 million and interest expense attributable to convertible debt of $7 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the year ended December 31, 2020 comprised of shares from the assumed conversion of convertible debt.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the years ended December 31, 2020 and 2019:

	December 31, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(94,136)	(94,136)
Amounts reclassified from AOCI	(56,104)	(56,104)
Net current period OCI	(150,240)	(150,240)
Balance as of December 31, 2020	$558,096	$558,096

	December 31, 2019
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2018	$626,832	$626,832
OCI before reclassifications	70,855	70,855
Amounts reclassified from AOCI	10,649	10,649
Net current period OCI	81,504	81,504
Balance as of December 31, 2019	$708,336	$708,336

The following table presents the details of the reclassifications from AOCI for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Details about Accumulated OCI Components	Amounts Reclassified from Accumulated OCI	Amounts Reclassified from Accumulated OCI	Affected Line on the Consolidated Statements Of Operations
Unrealized gains and losses on available-for-sale securities
	$56,104	$(5,796)	Net realized gains (losses) on sales of investments
	—	(4,853)	Net other-than-temporary credit impairment losses
	$56,104	$(10,649)	Income before income taxes
	—	—	Income taxes
	$56,104	$(10,649)	Net of tax

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 3 million shares available for future grants under the Incentive Plan as of December 31, 2020.

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

Grants of Restricted Stock Units or, RSUs
During years ended December 31, 2020 and 2019, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees whose years of service to the Company plus age is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 414 thousand RSU awards during the year ended December 31, 2020, with a grant date fair value of $5 million for the 2020 performance year. The Company granted 487 thousand RSU awards during the year ended December 31, 2019 with a grant date fair value of $9 million, for the 2018 and 2019 performance years.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year of 2020 and 2019 include a three-year performance period ending on December 31, 2022 and December 31, 2021, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the year ended December 31, 2020, the Company granted 173 thousand PSU awards to senior management with a grant date fair value of $3 million. During the year ended December 31, 2019, the Company granted 318 thousand PSU awards to senior management with a grant date fair value of $5 million.
The following table presents information with respect to the Company's stock awards during the years ended December 31, 2020 and 2019.

	For the Year Ended
	December 31, 2020		December 31, 2019
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	1,900,371	$17.30	1,256,069	$16.66
Granted	587,233	$15.10	862,261	$17.95
Vested	(213,887)	$18.59	(207,827)	$16.11
Forfeited	(129,849)	$18.16	(10,132)	$18.63
Unvested shares outstanding - end of period	2,143,868	$16.51	1,900,371	$17.30

The Company recognized stock based compensation expenses of $9 million and $13 million, respectively, for the years ended December 31, 2020 and 2019.

The Company also maintains a qualified 401(k) plan.  The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the year ended December 31, 2020, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the years ended December 31, 2020 and 2019, were $446 thousand and $434 thousand, respectively.

14. Income Taxes

For the years ended December 31, 2020 and 2019, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. There were no significant income tax expenses for the years ended December 31, 2020 and 2019. The Company recorded a gross deferred tax asset of $30 million and $5 million for the years ended December 31, 2020 and 2019, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $25 million and $22 thousand as of December 31, 2020 and 2019, respectively, and the amount related to losses which were disallowed under Code Section 267(a) was $4 million as of December 31, 2020 and 2019. The amount related to interest disallowed under Code Section 163(j) was $1 million as of December 31, 2020 and 2019. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $30 million and $5 million for the years ended December 31, 2020 and 2019.

The Company’s effective tax rate differs from its combined U.S. federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2017 remain open for examination.

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

Our secured financing agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. As of December 31, 2020, the Company is not a party to any derivative instrument and not subject to this risk.

The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2020 and December 31, 2019.

	December 31, 2020
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(4,636,847)	$—	$(4,636,847)	$6,696,214	$41,871	$2,101,238
Total	$(4,636,847)	$—	$(4,636,847)	$6,696,214	$41,871	$2,101,238
(1) Included in other assets

	December 31, 2019
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(13,427,545)	$—	$(13,427,545)	$15,399,244	$20,211	$1,991,910
Interest Rate Swaps - Gross Assets	1,092	(1,092)	—	—	119,469	119,469
Interest Rate Swaps - Gross Liabilities	(205,703)	205,703	—	—	—	—
Treasury Futures - Gross Assets	3,611	—	3,611	—	1,514	5,125
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Total	$(13,628,545)	$204,611	$(13,423,934)	$15,399,244	$141,194	$2,116,504
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

The Company has made a $150 million capital commitment to Hains Point, LLC (Hains Point), a fund which is consolidated by the Company as the sole investor in the fund. As of December 31, 2020, the Company has funded $124 million towards that commitment. Capital calls for investments made in Hains Point are subject to our consent and approval.

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

17. Subsequent Events

None.

18. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020.

	For the Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$236,156	$247,905	$245,922	$300,266
Interest expense	120,285	124,557	129,256	142,083
Net interest income	115,871	123,348	116,666	158,183
Increase/(decrease) in provision for credit losses	(13)	1,650	4,497	(6,314)
Net gains (losses) on derivatives	—	—	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	61,379	260,766	(171,921)	(260,887)
Net realized gains (losses) on sales of investments	(329)	65,041	26,380	75,854
Gain (loss) on Extinguishment of Debt	919	(55,794)	459	—
Total other expenses	30,566	27,620	31,000	33,507
Net income (loss)	$147,234	$367,329	$(54,955)	$(370,755)
Dividend on preferred stock	$18,438	$18,438	$18,438	$18,438
Net income (loss) available to common shareholders	$128,796	$348,891	$(73,393)	$(389,193)
Net income per common share-basic	$0.55	$1.50	$(0.37)	$(2.08)

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

CHIMERA INVESTMENT CORPORATION

Date: February 18, 2021	By:	/s/ Mohit Marria
Mohit Marria Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Mohit Marria	Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)	February 18, 2021
Mohit Marria

/s/ Rob Colligan	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2021
Rob Colligan

/s/ Choudhary Yarlagadda	President, Chief Operating Officer and Director	February 18, 2021
Choudhary Yarlagadda

/s/ Mark Abrams	Director	February 18, 2021
Mark Abrams

/s/ Paul Donlin	Director	February 18, 2021
Paul Donlin

/s/ Gerard Creagh	Director	February 18, 2021
Gerard Creagh

/s/ Dennis Mahoney	Director	February 18, 2021
Dennis Mahoney

/s/ John P. Reilly	Director	February 18, 2021
John P. Reilly

/s/ Teresa Bryce Bazemore	Director	February 18, 2021
Teresa Bryce Bazemore

/s/ Debra Still	Director	February 18, 2021
Debra Still

/s/ Brian Patrick Reilly	Director	February 18, 2021
Brian Patrick Reilly