Form 10-Q
period 2021-03-31
CHIMERA INVESTMENT CORP
filed 2021-05-06
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2021
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value	230,555,167

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2021	December 31, 2020
Cash and cash equivalents	$317,489	$269,090
Non-Agency RMBS, at fair value (net of allowance for credit losses of $54 thousand and $180 thousand, respectively)	2,013,478	2,150,714
Agency RMBS, at fair value	86,354	90,738
Agency CMBS, at fair value	1,355,289	1,740,368
Loans held for investment, at fair value	12,808,012	13,112,129
Accrued interest receivable	77,562	81,158
Other assets	41,078	78,822
Total assets (1)	$16,699,262	$17,523,019
Liabilities:
Secured financing agreements ($5.7 billion and $6.7 billion pledged as collateral, respectively)	$4,045,912	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS ($479 million and $505 million pledged as collateral, respectively)	107,367	113,433
Securitized debt at fair value, collateralized by loans held for investment ($12.1 billion and $12.4 billion pledged as collateral, respectively)	8,734,372	8,711,677
Long term debt	51,772	51,623
Payable for investments purchased	76,534	106,169
Accrued interest payable	24,855	40,950
Dividends payable	77,355	77,213
Accounts payable and other liabilities	14,597	5,721
Total liabilities (1)	$13,132,764	$13,743,633

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 230,553,340 and 230,556,760 shares issued and outstanding, respectively	2,306	2,306
Additional paid-in-capital	4,320,419	4,538,029
Accumulated other comprehensive income	493,651	558,096
Cumulative earnings	4,039,485	3,881,894
Cumulative distributions to stockholders	(5,289,735)	(5,201,311)
Total stockholders' equity	$3,566,498	$3,779,386
Total liabilities and stockholders' equity	$16,699,262	$17,523,019
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2021, and December 31, 2020, total assets of consolidated VIEs were $11,736,522 and $12,165,017, respectively, and total liabilities of consolidated VIEs were $8,113,248 and $8,063,110, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2021	March 31, 2020
Net interest income:
Interest income (1)	$243,127	$300,266
Interest expense (2)	108,066	142,083
Net interest income	135,061	158,183

Increase/(decrease) in provision for credit losses	(126)	6,314

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	201,000
Realized gains (losses) on terminations of interest rate swaps	—	(463,966)
Net realized gains (losses) on derivatives	—	(41,086)
Net gains (losses) on derivatives	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	270,012	(260,887)
Net realized gains (losses) on sales of investments	37,796	75,854
Gains (losses) on extinguishment of debt	(237,137)	—
Total other gains (losses)	70,671	(489,085)

Other expenses:
Compensation and benefits	13,439	12,934
General and administrative expenses	5,198	5,137
Servicing and asset manager fees	9,281	10,530
Transaction expenses	16,437	4,906
Total other expenses	44,355	33,507
Income (loss) before income taxes	161,503	(370,723)
Income taxes	3,912	32
Net income (loss)	$157,591	$(370,755)

Dividends on preferred stock	18,438	18,438

Net income (loss) available to common shareholders	$139,153	$(389,193)

Net income (loss) per share available to common shareholders:
Basic	$0.60	$(2.08)
Diluted	$0.54	$(2.08)

Weighted average number of common shares outstanding:
Basic	230,567,231	187,018,602
Diluted	261,435,081	187,018,602

(1) Includes interest income of consolidated VIEs of $158,100 and $174,681 for the quarters ended March 31, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $65,205 and $64,629 for the quarters ended March 31, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2021	March 31, 2020
Comprehensive income (loss):
Net income (loss)	$157,591	$(370,755)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(38,652)	(199,204)
Reclassification adjustment for net realized losses (gains) included in net income	(25,793)	(6,641)
Other comprehensive income (loss)	(64,445)	(205,845)
Comprehensive income (loss) before preferred stock dividends	$93,146	$(576,600)
Dividends on preferred stock	$18,438	$18,438
Comprehensive income (loss) available to common stock shareholders	$74,708	$(595,038)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended March 31, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	157,591	—	157,591
Other comprehensive income (loss)	—	—	—	—	—	—	(64,445)	—	—	(64,445)
Repurchase of common stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(219,840)	—	—	—	(219,840)
Stock based compensation	—	—	—	—	2	4,056	—	—	—	4,058
Common dividends declared	—	—	—	—	—	—	—	—	(69,986)	(69,986)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2021	$58	$130	$104	$80	$2,306	$4,320,419	$493,651	$4,039,485	$(5,289,735)	$3,566,498

For the Quarter Ended March 31, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	(370,755)	—	(370,755)
Other comprehensive income (loss)	—	—	—	—	—	—	(205,845)	—	—	(205,845)
Repurchase of common stock	—	—	—	—	(14)	(22,051)	—	—	—	(22,065)
Stock based compensation	—	—	—	—	1	1,142	—	—	—	1,143
Common dividends declared	—	—	—	—	—	—	—	—	(93,479)	(93,479)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2020	$58	$130	$104	$80	$1,860	$4,255,054	$502,491	$3,422,285	$(4,938,208)	$3,243,854

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net income (loss)	$157,591	$(370,755)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	13,260	36,319
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	9,673	(18,318)
Net unrealized losses (gains) on derivatives	—	(201,000)
Margin (paid) received on derivatives	—	325,594
Net unrealized losses (gains) on financial instruments at fair value	(270,012)	260,887
Net realized losses (gains) on sales of investments	(37,796)	(75,854)
Net increase (decrease) in provision for credit losses	(126)	6,314
(Gain) loss on extinguishment of debt	237,137	—
Equity-based compensation expense	4,058	1,143
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	3,593	23,763
Decrease (increase) in other assets	12,042	(394,817)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	8,877	6,417
Increase (decrease) in accrued interest payable, net	(16,096)	(19,156)
Net cash provided by (used in) operating activities	$122,201	$(419,463)
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(28,856)	$(160,516)
Sales	201,037	6,244,850
Principal payments	147,859	593,341
Non-Agency RMBS portfolio:
Purchases	—	(19,503)
Sales	32,459	33,797
Principal payments	63,311	67,518
Loans held for investment:
Purchases	(1,069,554)	(575,541)
Sales	903,358	—
Principal payments	564,559	461,594
Net cash provided by (used in) investing activities	$814,173	$6,645,540
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$14,021,592	$38,210,544
Payments on secured financing agreements	(14,615,709)	(44,491,093)
Payments on repurchase of common stock	(1,828)	(22,066)
Proceeds from securitized debt borrowings, collateralized by loans held for investment	3,400,687	731,013
Payments on securitized debt borrowings, collateralized by loans held for investment	(3,379,096)	(386,362)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(5,499)	(4,449)
Settlement of warrants	(219,840)	—
Common dividends paid	(69,844)	(93,613)
Preferred dividends paid	(18,438)	(18,438)
Net cash provided by (used in) financing activities	$(887,975)	$(6,074,464)

Net increase (decrease) in cash and cash equivalents	48,399	151,613
Cash and cash equivalents at beginning of period	269,090	109,878
Cash and cash equivalents at end of period	$317,489	$261,491

Supplemental disclosure of cash flow information:
Interest received	$259,981	$359,664
Interest paid	$114,490	$178,292
Non-cash investing activities:
Payable for investments purchased	$76,534	$699,164
Net change in unrealized gain (loss) on available-for sale securities	$(64,445)	$(205,845)

Non-cash financing activities:
Dividends declared, not yet paid	$77,355	$98,434

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

The Company holds a significant, non-consolidated interest in Kah Capital Management, which is treated as an equity method investment. The Company paid $346 thousand and $250 thousand in fees to Kah Capital Management for investment services provided during the quarters ended March 31, 2021 and 2020, respectively.

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

The Company uses securitization trusts considered to be VIEs in its securitization transactions. VIEs are defined as entities in which equity investors (i) do not have the characteristics of a controlling financial interest, or (ii) do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with (i) the power to direct the activities that most significantly impact the VIEs’ economic performance, and (ii) the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. For VIEs that do not have substantial on-going activities, the power to direct the activities that most significantly impact the VIEs’ economic performance may be determined by an entity’s involvement with the design and structure of the VIE.

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

The Company’s interest in the assets held by these securitization vehicles, which are consolidated on the Company’s Consolidated Statements of Financial Condition, is restricted by the structural provisions of these trusts, and a recovery of the Company’s investment in the vehicles will be limited by each entity’s distribution provisions. Generally, the securities retained by the Company are the most subordinate in the capital structure, which means those securities receive distributions after the senior securities have been paid. The liabilities of the securitization vehicles, which are also consolidated on the Company’s Consolidated Statements of Financial Condition, are non-recourse to the Company, and can only be satisfied using proceeds from each securitization vehicle’s respective asset pool.
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

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2020, other than the significant accounting policies discussed below.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2021 or December 31, 2020.

(e) Recent Accounting Pronouncements

Reference Rate Reform (Topic 848)

In March 2020, the FASB issued ASU No. 2020-4, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter Bank Offering Rate (or LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for contracts held by the Company subject to reference rate reform that fall within the scope of this update beginning immediately through December 31, 2022 at which time the transition is expected to be complete. The Company has not yet had any contracts modified to adopt reference rate reform. When a contract within the scope of this update is updated for reference rate reform, we will evaluate the impact in accordance with this update.

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this update to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted EPS calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. The amendments in this update are effective for the Company on January 1, 2022. The Company has not yet adopted this guidance and is currently evaluating what impact this update will have on the consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of March 31, 2021 and December 31, 2020.

		March 31, 2021
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,498,212	$3,923	$(748,648)	$753,487	$(54)	$1,202,495	$449,362	$(300)	$449,062
Subordinated	857,925	6,902	(301,842)	562,985	—	594,221	65,882	(34,646)	31,236
Interest-only	4,850,934	229,963	—	229,963	—	216,762	43,519	(56,720)	(13,201)
Agency RMBS
Interest-only	1,199,688	114,244	—	114,244	—	86,354	355	(28,245)	(27,890)
Agency CMBS
Project loans	1,196,682	21,438	(845)	1,217,275	—	1,333,102	115,835	(8)	115,827
Interest-only	1,114,212	19,952	—	19,952	—	22,187	2,681	(446)	2,235
Total	$10,717,653	$396,422	$(1,051,335)	$2,897,906	$(54)	$3,455,121	$677,634	$(120,365)	$557,269

		December 31, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,560,135	$3,934	$(773,804)	$790,265	$(180)	$1,277,800	$487,963	$(248)	$487,715
Subordinated	905,674	7,059	(347,056)	565,677	—	610,655	83,007	(38,029)	44,978
Interest-only	5,628,240	249,610	—	249,610	—	262,259	67,868	(55,219)	12,649
Agency RMBS
Interest-only	1,262,963	118,867	—	118,867	—	90,738	270	(28,399)	(28,129)
Agency CMBS
Project loans	1,527,621	28,559	(861)	1,555,319	—	1,714,483	159,233	(69)	159,164
Interest-only	1,326,665	23,572	—	23,572	—	25,885	2,659	(346)	2,313
Total	$12,211,298	$431,601	$(1,121,721)	$3,303,310	$(180)	$3,981,820	$801,000	$(122,310)	$678,690

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2021 and December 31, 2020. All available for sale Non-Agency RMBS in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			March 31, 2021
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$3,567	$(41)	1	$10,472	$(259)	1	$14,039	$(300)	2
Subordinated	19,468	(201)	2	68,894	(34,445)	17	88,362	(34,646)	19
Interest-only	43,940	(10,693)	38	23,269	(46,027)	46	67,209	(56,720)	84
Agency RMBS
Interest-only	18,473	(1,065)	3	62,515	(27,180)	19	80,988	(28,245)	22
Agency CMBS
Project loans	—	—	—	8,578	(8)	1	8,578	(8)	1
Interest-only	3,146	(446)	4	—	—	—	3,146	(446)	4
Total	$88,594	$(12,446)	48	$173,728	$(107,919)	84	$262,322	$(120,365)	132

			December 31, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$11,985	$(248)	2	$—	$—	—	$11,985	$(248)	2
Subordinated	253,822	(8,711)	5	34,697	(29,318)	15	288,519	(38,029)	20
Interest-only	38,604	(8,682)	34	22,761	(46,537)	43	61,365	(55,219)	77
Agency RMBS
Interest-only	31,059	(4,938)	6	54,153	(23,461)	16	85,212	(28,399)	22
Agency CMBS
Project loans	—	—	—	8,581	(69)	1	8,581	(69)	1
Interest-only	4,052	(346)	6	—	—	—	4,052	(346)	6
Total	$339,522	$(22,925)	53	$120,192	$(99,385)	75	$459,714	$(122,310)	128

At March 31, 2021, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2021.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $8 thousand and $69 thousand as of March 31, 2021 and December 31, 2020, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2021 and December 31, 2020, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $300 thousand and $248 thousand, at March 31, 2021 and December 31, 2020, respectively. After evaluating the securities and recording the allowance for credit losses, we concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that we did not intend to sell the securities, it was not considered more likely than not that we would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused us to otherwise conclude that we would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit loss allowance on available-for-sale securities at March 31, 2021 and December 31, 2020 is presented below.

	For the Quarter Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Beginning allowance for credit losses	$180	$—

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	—	6,314
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	(164)	—
Write-offs charged against the allowance	(62)	—
Recoveries of amounts previously written off	100	—

Ending allowance for credit losses	$54	$6,314

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2021 and December 31, 2020.

		March 31, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	3,741,047	1.0%	5.3%	62.6%

		December 31, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	46,500,000	9.2%	3.5%	58.3%

The decrease in the allowance for credit losses for the quarter ended March 31, 2021 is primarily due to a reduction in expected losses and delinquencies as compared to the year ended December 31, 2020.

The following tables present a summary of unrealized gains and losses at March 31, 2021 and December 31, 2020.

		March 31, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$449,362	$—	$449,362	$(300)	$—	$(300)
Subordinated	42,036	23,846	65,882	—	(34,646)	(34,646)
Interest-only	—	43,519	43,519	—	(56,720)	(56,720)
Agency RMBS
Interest-only	—	355	355	—	(28,245)	(28,245)
Agency CMBS
Project loans	2,561	113,274	115,835	(8)	—	(8)
Interest-only	—	2,681	2,681	—	(446)	(446)
Total	$493,959	$183,675	$677,634	$(308)	$(120,057)	$(120,365)

		December 31, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$487,963	$—	$487,963	$(248)	$—	$(248)
Subordinated	65,043	17,964	83,007	—	(38,029)	(38,029)
Interest-only	—	67,868	67,868	—	(55,219)	(55,219)
Agency RMBS
Interest-only	—	270	270	—	(28,399)	(28,399)
Agency CMBS
Project loans	5,407	153,826	159,233	(69)	—	(69)
Interest-only	—	2,659	2,659	—	(346)	(346)
Total	$558,413	$242,587	$801,000	$(317)	$(121,993)	$(122,310)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2021 and December 31, 2020.

	March 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,498,212	$50.29	80.26	4.5%	17.1%
Subordinated	857,925	65.62	69.26	3.8%	6.5%
Interest-only	4,850,934	4.74	4.47	1.6%	14.7%
Agency RMBS
Interest-only	1,199,688	9.52	7.20	1.6%	1.1%
Agency CMBS
Project loans	1,196,682	101.72	111.40	4.2%	4.1%
Interest-only	1,114,212	1.79	1.99	0.6%	7.8%
(1) Bond Equivalent Yield at period end.

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,560,135	$50.65	$81.90	4.5%	16.9%
Subordinated	905,674	62.46	67.43	3.8%	6.3%
Interest-only	5,628,240	4.43	4.66	1.5%	16.2%
Agency RMBS
Interest-only	1,262,963	9.41	7.18	1.7%	1.6%
Agency CMBS
Project loans	1,527,621	101.81	112.23	4.1%	3.8%
Interest-only	1,326,665	1.78	1.95	0.6%	8.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
AAA	0.1%	0.2%
AA	0.1%	0.1%
A	1.3%	1.2%
BBB	2.0%	1.9%
BB	4.6%	4.3%
B	2.0%	2.0%
Below B	28.4%	31.9%
Not Rated	61.5%	58.4%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2021 and December 31, 2020 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,803	$335,992	$439,608	$417,092	$1,202,495
Subordinated	7	115,897	62,987	415,330	594,221
Interest-only	7,605	158,444	48,216	2,497	216,762
Agency RMBS
Interest-only	—	563	85,791	—	86,354
Agency CMBS
Project loans	8,578	—	—	1,324,524	1,333,102
Interest-only	2,277	16,311	3,599	—	22,187
Total fair value	$28,270	$627,207	$640,201	$2,159,443	$3,455,121
Amortized cost
Non-Agency RMBS
Senior	$7,694	$237,243	$245,927	$262,623	$753,487
Subordinated	—	102,298	53,483	407,204	562,985
Interest-only	32,073	154,626	41,012	2,252	229,963
Agency RMBS
Interest-only	—	1,827	112,417	—	114,244
Agency CMBS
Project loans	8,586	—	—	1,208,689	1,217,275
Interest-only	2,629	13,892	3,431	—	19,952
Total amortized cost	$50,982	$509,886	$456,270	$1,880,768	$2,897,906

	December 31, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,850	$366,218	$467,336	$436,396	$1,277,800
Subordinated	5	105,272	102,805	402,573	610,655
Interest-only	5,780	143,631	110,468	2,380	262,259
Agency RMBS
Interest-only	—	864	89,874	—	90,738
Agency CMBS
Project loans	8,581	—	—	1,705,902	1,714,483
Interest-only	620	21,500	3,765	—	25,885
Total fair value	$22,836	$637,485	$774,248	$2,547,251	$3,981,820
Amortized cost
Non-Agency RMBS
Senior	$4,691	$256,935	$257,188	$271,451	$790,265
Subordinated	—	83,188	78,435	404,054	565,677
Interest-only	26,286	138,150	82,368	2,806	249,610
Agency RMBS
Interest-only	—	1,898	116,969	—	118,867
Agency CMBS
Project loans	8,650	—	—	1,546,669	1,555,319
Interest-only	788	19,273	3,511	—	23,572
Total amortized cost	$40,415	$499,444	$538,471	$2,224,980	$3,303,310

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and REO total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at March 31, 2021 and December 31, 2020. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

March 31, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.5%	1.5%	7.2%	1.4%	2.8%	0.3%	16.7%

December 31, 2020	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.1%	1.4%	7.2%	1.3%	2.9%	0.4%	16.3%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2021 and December 31, 2020.

	March 31, 2021		December 31, 2020
Weighted average maturity (years)		21.8		22.2
Weighted average amortized loan to value (1)		61.1%		61.4%
Weighted average FICO (2)		710		714
Weighted average loan balance (in thousands)		$278		$291
Weighted average percentage owner occupied		82.3%		81.8%
Weighted average percentage single family residence		61.8%		61.7%
Weighted average current credit enhancement		1.0%		0.9%
Weighted average geographic concentration of top four states	CA	32.4%	CA	33.8%
	NY	9.5%	NY	8.7%
	FL	8.0%	FL	7.9%
	NJ	4.5%	NJ	4.3%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2021 and December 31, 2020.

Origination Year	March 31, 2021	December 31, 2020
2003 and prior	1.5%	1.7%
2004	1.4%	1.4%
2005	9.7%	10.3%
2006	53.3%	52.1%
2007	26.5%	27.2%
2008 and later	7.6%	7.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2021 and 2020 are as follows:

	For the Quarters
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	32,459	33,797
Agency RMBS	—	5,710,134
Agency CMBS	201,037	105,017

Gross realized gains:
Non-Agency RMBS	26,513	1,256
Agency RMBS	—	74,264
Agency CMBS	13,735	6,150
Gross realized losses:
Non-Agency RMBS	(2,452)	—
Agency RMBS	—	(5,816)
Agency CMBS	—	—
Net realized gain (loss)	$37,796	$75,854

During the first quarter of 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition. There were no such transfers during the first quarter of 2021..

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At March 31, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of our Loans held for investment was $12.1 billion and $12.5 billion as of March 31, 2021 and December 31, 2020, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2021 and December 31, 2020:

	For the Quarter Ended	For the Year Ended
	March 31, 2021	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$13,112,129	$14,292,815
Purchases	1,096,528	1,860,998
Principal paydowns	(564,558)	(1,966,590)
Sales and settlements	(904,630)	(1,053,943)
Net periodic accretion (amortization)	(15,504)	(85,794)
Realized gains (losses) on sales and settlements	—	—
Change in fair value	84,047	64,643
Balance, end of period	$12,808,012	$13,112,129

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2021. During the year ended December 31, 2020, the Company sold $1.1 billion of loans, with the Company retaining $22 million of beneficial interests.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2021	December 31, 2020
2002 and prior	6.7%	6.9%
2003	5.8%	5.9%
2004	11.8%	12.0%
2005	18.0%	18.2%
2006	22.5%	22.7%
2007	22.3%	22.4%
2008	6.4%	6.4%
2009	1.3%	1.3%
2010 and later	5.2%	4.2%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Number of loans		127,622		132,134
Weighted average maturity (years)		19.5		19.6
Weighted average loan to value		86.2%		86.1%
Weighted average FICO		649		630
Weighted average loan balance (in thousands)		$96		$96
Weighted average percentage owner occupied		86.7%		87.7%
Weighted average percentage single family residence		82.8%		83.3%
Weighted average geographic concentration of top five states	CA	12.8%	CA	12.4%
	FL	8.0%	FL	8.0%
	NY	7.5%	NY	7.3%
	PA	5.0%	PA	5.0%
	VA	4.9%	VA	4.9%

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at March 31, 2021 and December 31, 2020, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
March 31, 2021	$788,017	$254,294	$701,757	$261,818	$338,649	$26,828	$2,371,363	$12,222,214
% of Unpaid Principal Balance	6.5%	2.1%	5.7%	2.1%	2.8%	0.2%	19.4%

December 31, 2020	$727,012	$289,966	$729,713	$277,098	$297,509	$29,852	$2,351,150	12,640,193
% of Unpaid Principal Balance	5.8%	2.3%	5.8%	2.2%	2.4%	0.2%	18.6%

The fair value of residential mortgage loans 90 days or more past due was $964 million and $910 million as of March 31, 2021 and December 31, 2020, respectively.

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

The Company determines the fair values of its investments using internally developed processes and validates them using a third-party pricing service. During times of market dislocation, the observability of prices and inputs can be difficult for certain investments. If the third-party pricing service is unable to provide a price for an asset, or if the price provided by them is deemed unreliable by the Company, then the asset will be valued at its fair value as determined by the Company without validation to third-party pricing. Illiquid investments typically experience greater price volatility as an active market does not exist. Observability of prices and inputs can vary significantly from period to period and may cause instruments to change classifications within the three level hierarchy.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions as appropriate. If internally developed model prices differ from the independent prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. After the review for the period ended March 31, 2021, 14 investment holdings with an internally developed fair value of $138 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $1 million higher , in the aggregate, than the third-party prices provided of $137 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2021 in excess of the thresholds for the period. At December 31, 2020, 23 investment holdings with an internally developed fair value of $389 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $3 million lower, in the aggregate, than the third-party prices provided of $392 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2020 in excess of the thresholds for the period.

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

If the internally developed fair values of the loan pools differ from the independent prices by greater than the threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains certain inputs used by the third-party pricing service and evaluates them for reasonableness. Then the

Company updates its own model if the Company determines the third-party pricing inputs more accurately reflect the current market environment or observed information from the third-party vendor. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

After the review for the period ended March 31, 2021, 5 loan pools with an internally developed fair value of $1.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $128 million higher than the third-party prices provided of $1.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2021 in excess of the threshold for the period. At December 31, 2020, 3 loan pools with an internally developed fair value of $503 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $55 million higher than the third-party prices provided of $448 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the threshold for the period.

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

After the review for the period ended March 31, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and third party prices. At December 31, 2020, two securitized debt positions with an internally developed fair value of $209 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $17 million higher than the third-party prices provided of $192 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period.

The Company’s estimates of fair value of securitized debt, collateralized by loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021		December 31, 2020
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Subordinated	631,344	426,013	632,335	416,745
Interest-only	4,850,934	216,762	5,628,240	262,259
Agency RMBS
Interest-only	1,199,688	86,354	1,262,963	90,738
Agency CMBS
Project loans	1,116,353	1,248,259	1,413,719	1,592,473
Interest-only	1,114,212	22,187	1,326,665	25,885
Loans held for investment, at fair value	12,222,214	12,808,012	12,640,195	13,112,129
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	8,735,556	8,734,372	8,705,200	8,711,677

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations as of March 31, 2021 and 2020, respectively:

	For the Quarter Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	—	—
Subordinated	9,264	(80,803)
Interest-only	(25,851)	(48,823)
Agency RMBS
Pass-through	—	(151,056)
Interest-only	238	(17,665)
Agency CMBS
Project loans	(40,550)	75,662
Interest-only	(79)	1,143
Loans held for investment, at fair value	84,049	(681,515)
Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	242,941	642,171

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2021 and December 31, 2020 are presented below.

	March 31, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$2,013,478	$—	$2,013,478
Agency RMBS, at fair value	—	86,354	—	—	86,354
Agency CMBS, at fair value	—	1,355,289	—	—	1,355,289
Loans held for investment, at fair value	—	—	12,808,012	—	12,808,012

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,734,372	—	8,734,372

	December 31, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,150,714	$—	$2,150,714
Agency RMBS, at fair value	—	90,738	—	—	90,738
Agency CMBS, at fair value	—	1,740,368	—	—	1,740,368
Loans held for investment, at fair value	—	—	13,112,129	—	13,112,129

Liabilities:
Securitized debt at fair value, collateralized by loans held for investment	—	—	8,711,677	—	8,711,677

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2021 and December 31, 2020.

Fair Value Reconciliation, Level 3
	For the Quarter Ended
	March 31, 2021
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,150,714	$13,112,129	$8,711,677
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Purchases of assets/ issuance of debt	—	1,096,528	3,400,687
Principal payments	(63,310)	(564,558)	(455,015)
Sales and Settlements	(32,459)	(904,630)	(2,924,083)
Net accretion (amortization)	12,591	(15,504)	10,091
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	126	—	—
Realized gains (losses) on sales and settlements	24,060	—	233,954
Net unrealized gains (losses) included in income	(16,586)	84,047	(242,939)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(61,658)	—	—
Ending balance Level 3	$2,013,478	$12,808,012	$8,734,372

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2020
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,614,408	$14,292,815	$8,179,608
Transfers into Level 3	135,118	—	—
Transfers out of Level 3	(135,118)	—	—
Purchases of assets/ issuance of debt	54,811	1,860,998	3,043,252
Principal payments	(261,738)	(1,966,590)	(1,751,903)
Sales and Settlements	(166,786)	(1,053,943)	(783,880)
Net accretion (amortization)	39,246	(85,794)	(22,546)
Gains (losses) included in net income
Other than temporary credit impairment losses	(180)	—	—
Realized gains (losses) on sales and settlements	12,571	—	(1,031)
Net unrealized gains (losses) included in income	(9,030)	64,643	48,177
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(132,588)	—	—
Ending balance Level 3	$2,150,714	$13,112,129	$8,711,677

There were no transfers in or out from Level 3 during the quarter ended March 31, 2021. During the first quarter of 2020 there were transfers out of Level 3 of $135 million, as prices were based on unadjusted quoted prices on these assets. These investments were transferred into Level 3 during the second quarter of 2020 as unadjusted quoted prices were unavailable and the Company used internal pricing model to value them. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2021 and December 31, 2020 follows. The weighted average discount rates were based on fair value. Previously issued financial statement filings were based on amortized cost. We believe fair value provides an improved presentation of weighted average discount rates.

	March 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2%-10%	3.7%	1%-25%	10.0%	0%-10%	1.9%	26%-74%	40.0%
Subordinated	2%-10%	5.9%	3%-45%	14.1%	0%-6%	1.1%	10%-59%	39.7%
Interest-only	0%-100%	10.2%	6%-50%	26.0%	0%-8%	1.3%	0%-84%	33.1%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2% -10%	3.3%	1% -25%	9.5%	1% -10%	2.0%	26% -82%	41.5%
Subordinated	2% -10%	6.1%	2% -42%	13.6%	0% -6%	1.3%	10% -77%	39.8%
Interest-only	0% -100%	10.2%	6% -47%	26.3%	0% -8%	1.4%	0% -79%	33.6%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by loans held for investment, as of March 31, 2021 and December 31, 2020 follows:

	March 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0%-10%	2.5%	4%-40%	10.9%	0%-7%	1.2%	30%-75%	58.5%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by loans held for investment	0% -10%	2.5%	4% - 40%	10.5%	0% - 7%	1.3%	30% - 75%	57.6%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages. The significant unobservable inputs used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of March 31, 2021 and December 31, 2020 include coupon, FICO score at origination, loan-to-value ratios (LTV), owner occupancy status, and property type. A summary of the significant inputs used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of March 31, 2021 and December 31, 2020 follows:

	March 31, 2021	December 31, 2020
Factor:
Coupon
Base Rate	3.4%	3.4%
Actual	6.3%	6.3%

FICO
Base Rate	640	640
Actual	646	627

Loan-to-value (LTV)
Base Rate	84%	85%
Actual	86%	86%

Loan Characteristics:
Occupancy
Owner Occupied	89%	89%
Investor	2%	2%
Secondary	9%	9%
Property Type
Single family	85%	84%
Manufactured housing	4%	4%
Multi-family/mixed use/other	11%	12%

The loan factors are generally not observable for the individual loans and the base rates developed by the Company’s internal model are subjective and change as market conditions change. The impact of the loan coupon on the value of the loan is dependent on the loan history of delinquent payments. A loan with no history of delinquent payments would result in a higher overall value than a loan which has a history of delinquent payments. Similarly, a higher FICO score and a lower LTV ratio results in increases in the fair market value of the loan and a lower FICO score and a higher LTV ratio results in a lower value.

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2021 and December 31, 2020.

	March 31, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	4,045,912	4,050,364
Securitized debt, collateralized by Non-Agency RMBS	3	107,367	89,692
Long Term Debt	2	51,772	101,038

	December 31, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	4,636,847	4,803,256
Securitized debt, collateralized by Non-Agency RMBS	3	113,433	97,097
Long Term Debt	2	51,623	80,750

6. Secured Financing Agreements

Secured financing agreements include short term repurchase agreements with original maturity dates of less than one-year, long-term financing agreements with original maturity dates of more than one year and loan warehouse credit facilities collateralized by loans acquired by the Company.

The repurchase agreements are collateralized by Agency and Non-Agency mortgage backed securities with interest rates generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of one year or greater which are secured by Non-Agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from April 2021 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation. The interest rates on the long-term financing agreements are generally indexed to one-month and three-month LIBOR rates.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to the one-month and three-month LIBOR rates.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the Agreement. For certain Secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At March 31, 2021, the Company has $1.4 billion of Secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At March 31, 2021, the Company has $225 million of Secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay. $368 million of the long-term financing agreements are secured borrowing arrangements which are subject to the automatic stay provisions of the Bankruptcy Code.

The Secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of March 31, 2021 and December 31, 2020 were:

	March 31, 2021	December 31, 2020
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$64,952	$69,180
Agency CMBS (in thousands)	1,076,498	1,333,799
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,904,462	3,233,868
Total:	$4,045,912	$4,636,847

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$82,001	$86,160
Agency CMBS (in thousands)	1,139,218	1,382,783
Non-Agency RMBS and Loans held for investment (in thousands)	4,466,452	5,227,271
Total:	$5,687,671	$6,696,214

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$66,951	$1,407,713
Agency CMBS (in thousands)	1,236,361	1,818,721
Non-Agency RMBS and Loans held for investment (in thousands)	3,256,745	4,089,911
Total:	$4,560,057	$7,316,345

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS (in thousands)	0.85%	0.90%
Agency CMBS (in thousands)	0.15%	0.21%
Non-Agency RMBS and Loans held for investment (in thousands)	3.67%	4.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	6 Days	12 days
Agency CMBS (in thousands)	11 Days	11 days
Non-Agency RMBS and Loans held for investment (in thousands)	372 Days	458 days

Average original maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	14 Days	14 days
Agency CMBS (in thousands)	29 Days	30 days
Non-Agency RMBS and Loans held for investment (in thousands)	388 Days	492 days
(1) The values for secured financing agreements in the table above is net of $4 million and $8 million of deferred financing cost as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, we pledged $11 million and $42 million, respectively, of margin cash collateral to our secured financing agreement counterparties. At March 31, 2021 and December 31, 2020, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	March 31, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,460,163	1.46%	0.10% - 7.97%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	315,543	2.03%	1.95% - 2.44%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	314,203	2.37%	1.15% - 2.61%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	431,222	3.28%	1.76% - 4.50%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	370,538	2.06%	1.60% - 2.40%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	44,344	2.36%	2.36% - 2.36%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	746,478	4.11%	2.86% - 4.38%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	363,421	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$4,045,912	2.69%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $4 million and $8 million of deferred financing cost as of March 31, 2021 and December 31, 2020, respectively.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $323 million unused uncommitted warehouse credit facilities as of March 31, 2021.

At March 31, 2021 the Company had amounts at risk with Goldman Sachs of 18%, of its equity related to the collateral posted on secured financing agreement. The weighted average maturity of the secured financing agreement with Goldman Sachs was 920 days. The amounts at risk with Goldman Sachs was $631 million. There were no other amounts at risk with any other counterparties greater than 10% of the Company’s equity as of March 31, 2021. At December 31, 2020, the Company had amounts at risk with Goldman Sachs and Nomura of 17% and 11%, respectively, of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Goldman Sachs and Nomura were 938 and 106 days, respectively. The amounts at risk with Goldman Sachs and Nomura were $649 million and $421 million, respectively

7. Securitized Debt

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Non-Agency RMBS is carried at amortized cost and had a principal balance of $129 million and $135 million, respectively. At March 31, 2021 and December 31, 2020, the debt carried a weighted average coupon of 6.5%. As of March 31, 2021, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2021 and 2020.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$12,862	$13,552
One to Three Years	7,644	11,229
Three to Five Years	1,257	1,589
Greater Than Five Years	169	305
Total	$21,932	$26,675

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2021 and December 31, 2020, the Company’s securitized debt collateralized by loans held for investment had a principal balance of $8.7 billion. At March 31, 2021 and December 31, 2020, the total securitized debt collateralized by loans held for investment carried a weighted average coupon equal to 2.6% and 3.4%, respectively. As of March 31, 2021, the maturities of the debt range between the years 2023 and 2067.

During the quarter ended March 31, 2021, the Company acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $2.7 billion for $2.9 billion. This transaction resulted in net loss on extinguishment of debt of $234 million. The Company did not acquire any securitized debt collateralized by loans held for investments during the quarter ended March 31, 2020.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by loans held for investment at March 31, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$1,754,446	$1,837,055
One to Three Years	2,748,528	2,819,646
Three to Five Years	1,944,367	1,774,273
Greater Than Five Years	2,242,497	2,170,253
Total	$8,689,838	$8,601,227

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

Certain of the securitized debt collateralized by loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at March 31, 2021.

March 31, 2021
(dollars in thousands)
Year	Principal
Currently callable	714,629
2021	1,023,125
2022	1,651,992
2023	1,195,493
2024	—
2025	3,022,209
Total	$7,607,448

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

As of March 31, 2021, approximately $321 million of senior notes have been converted into approximately 49 million common stock of the Company. At March 31, 2021 and December 31, 2020, the outstanding principal amount of these notes was $53 million and there was $0 million and $1 million of accrued interest payable. At March 31, 2021 and December 31, 2020, the unamortized deferred debt issuance cost was $1 million. The net interest expense for the quarter ended March 31, 2021 was $1 million. The unamortized deferred debt issuance costs will be amortized until maturity or conversion, which will be no later than April 1, 2023.
9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter ended March 31, 2021 and 2020, the Company securitized and consolidated approximately $4.1 billion and $883 million, respectively, unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$478,542	$505,479
Loans held for investment, at fair value	11,190,754	11,591,598
Accrued interest receivable	51,737	53,804
Other assets	15,489	14,136
Total Assets:	$11,736,522	$12,165,017

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$107,367	$113,433
Securitized debt at fair value, collateralized by loans held for investment	7,985,029	7,923,523
Accrued interest payable	18,575	23,677
Other liabilities	2,277	2,477
Total Liabilities:	8,113,248	8,063,110
(1) The March 31, 20201 and December 31, 2020 balance includes allowance for credit losses of $0 thousand and $117 thousand, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$158,100	$174,681
Interest expense, Non-recourse liabilities of VIEs	65,205	64,629
Net interest income	$92,895	$110,052

(Increase) decrease in provision for credit losses	$117	$(141)

Servicing fees	$6,977	$8,238

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2021, ranged from less than $1 million to $196 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2020, ranged from less than $1 million to $190 million, with an aggregate amount of $1.6 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.3 billion at March 31, 2021 and December 31, 2020, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Derivative Instruments

In connection with the Company’s interest rate risk strategy, the Company may economically hedges a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. Swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Treasury futures are derivatives which track the prices of generic benchmark Treasury securities with identical maturity and are traded on an active exchange. It is generally the Company’s policy to close out any Treasury futures positions prior to delivering the underlying security. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS or cash pledged as collateral for these derivative instruments. The Company periodically monitors the credit profiles of its counterparties to determine if it is exposed to counterparty credit risk. See Note 15 for further discussion of counterparty credit risk.

The Company did not have any derivative instruments as of March 31, 2021 and December 31, 2020.

The effect of the Company’s derivatives on the Consolidated Statements of Operations is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2021	March 31, 2020
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$—	$204,611
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	—	(470,352)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	(3,611)
Treasury Futures	Net realized gains (losses) on derivatives	—	(34,700)
Swaptions	Net unrealized gains (losses) on derivatives	—	—
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$—	$(304,052)
(1) Includes loss on termination of interest rate swaps of $464 million during the quarter ended March 31, 2020.

There were no swap terminations during the quarter ended March 31, 2021. The company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the quarter ended March 31, 2020. The terminated swaps had original maturities from 2023 to 2048.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share during the quarters ended March 31, 2021 and 2020, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share during the quarters ended March 31, 2021 and 2020, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share during the quarters ended March 31, 2021 and 2020, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share during the quarters ended March 31, 2021 and 2020, respectively.

Common Stock

In February 2021, our Board of Directors increased our authorization of our share repurchase program to $250 million under our share repurchase program, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, the Company intends to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the quarter ended March 31, 2021. The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the quarter ended March 31, 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2021.

The Company declared dividends to common shareholders of $70 million, or $0.30, per share and $93 million, or $0.50, per share during the quarters ended March 31, 2021 and March 31, 2020, respectively.

Warrants

During the quarter ended March 31, 2021, the Company settled the $400 million financed under the senior secured, non-mark-to market credit agreement in full and the Warrant Shares became exercisable. The Company then settled the exercise of 20 million Warrant Shares in cash at a price of 90% of fair market value of the Company's common stock for $220 million.

Earnings per share for the quarters ended March 31, 2021 and 2020 respectively, are computed as follows:

	For the Quarters Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$139,153	$(389,193)
Effect of dilutive securities:
Interest expense attributable to convertible notes	1,076	—
Net income (loss) available to common shareholders - Diluted	$140,229	$(389,193)

Denominator:
Weighted average basic shares	230,567,231	187,018,602
Effect of dilutive securities	30,867,850	—
Weighted average dilutive shares	261,435,081	187,018,602

Net income (loss) per average share attributable to common stockholders - Basic	$0.60	$(2.08)
Net income (loss) per average share attributable to common stockholders - Diluted	$0.54	$(2.08)

For the quarter ended March 31, 2021 and 2020 potentially dilutive securities of 242 thousand and 1.3 million, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive securities for the quarter ended March 31, 2021 and 2020 comprised of restricted stock units and performance stock units.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2021 and 2020:

	March 31, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(38,652)	(38,652)
Amounts reclassified from AOCI	(25,793)	(25,793)
Net current period OCI	(64,445)	(64,445)
Balance as of March 31, 2021	$493,651	$493,651

	March 31, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(199,204)	(199,204)
Amounts reclassified from AOCI	(6,641)	(6,641)
Net current period OCI	(205,845)	(205,845)
Balance as of March 31, 2020	$502,491	$502,491

The amounts reclassified from accumulated OCI balance comprised of $26 million and $7 million net unrealized gains on available-for-sale securities sold for the quarter ended March 31, 2021 and March 31, 2020, respectively.

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 2 million shares available for future grants under the Incentive Plan as of March 31, 2021.

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

Grants of Restricted Stock Units or, RSUs
During the quarters ended March 31, 2021 and 2020, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 182 thousand RSU awards during the quarter ended March 31, 2021, with a grant date fair value of $2 million for the 2021 performance year. The Company granted 135 thousand RSU awards during the quarter ended March 31, 2020, with a grant date fair value of $3 million for the 2020 performance year.
In addition, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the quarters ended March 31, 2021 and 2020, include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the quarter ended March 31, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the quarter ended March 31, 2020, the Company granted 202 thousand PSU awards to senior management with a grant date fair value of $4 million.
The Company recognized stock based compensation expenses of $5 million and $4 million, respectively, for the quarters ended March 31, 2021 and 2020.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended March 31, 2021, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended March 31, 2021 and 2020, were $126 thousand and $148 thousand, respectively.

14. Income Taxes

For the quarter ended March 31, 2021 and the year ended December 31, 2020, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded current income tax expense of $4 million for the quarter ended March 31, 2021. There were no significant income tax expenses for the quarter ended March 31, 2020.

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

Our secured financing agreements and derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in our consolidated statements of financial condition. As of March 31, 2021, the Company is not a party to any derivative instrument and not subject to this risk.

The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(4,045,912)	$—	$(4,045,912)	$5,687,671	$11,058	$1,652,817
Total	$(4,045,912)	$—	$(4,045,912)	$5,687,671	$11,058	$1,652,817
(1) Included in other assets

	December 31, 2020
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured Financing Agreements	$(4,636,847)	$—	$(4,636,847)	$6,696,214	$41,871	$2,101,238
Total	$(4,636,847)	$—	$(4,636,847)	$6,696,214	$41,871	$2,101,238
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

17. Subsequent Events

Subsequent to March 31, 2021, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $682 million at par.

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
•effect of the novel coronavirus or COVID-19 pandemic on real estate market, financial markets and our Company, including the impact on the value, availability, financing and liquidity of mortgage assets;
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
•our ability to maintain our classification as a real estate investment trust, or REIT, for U.S. federal income tax purposes;
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

These forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in our Form 10-K for fiscal year ended December 31, 2020. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing directly or having a beneficial interest in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. We use leverage to increase returns while managing the difference or spread between longer duration assets and shorter duration financing. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At March 31, 2021, based on the fair value of our interest earning assets, approximately 79% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 9% of our investment portfolio was Agency MBS. At December 31, 2020, based on the fair value of our interest earning assets, approximately 77% of our investment portfolio was residential mortgage loans, 13% of our investment portfolio was Non-Agency RMBS, and 10% of our investment portfolio was Agency MBS.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of March 31, 2021, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Market Conditions and our Strategy
The first quarter of 2021 marked a continued recovery in financial markets since the pandemic started approximately one year ago. Unemployment continued to trend down from the peaks experienced in 2020 and housing fundamentals remained strong buoyed by historically low mortgage rates, home price appreciation and ballooning household formation. Additional government stimulus and positive vaccination news added to market confidence. A rising U.S. 10 year treasury yield, inflation fears, lower labor participation rates and the specter of higher taxes were not enough to temper market trends. Given a low yield environment, we experienced asset appreciation in our loan portfolio which was partially offset by mark downs in our Agency and Non-Agency portfolios. We took advantage of a low rate environment and demand for securitized debt to call and terminate six loan securitizations and issue four new loan securitizations at lower rates, which significantly reduced our cost of funding. In February 2021, we sponsored CIM 2021-R1, a $2.1 billion securitization of seasoned reperforming residential mortgage loans, and CIM 2021-NR1, a $233 million securitization of seasoned residential mortgage loans. We estimate that the February deals will save approximately 300 basis points compared to the prior securitizations that were collapsed. In March, we sponsored CIM 2021-R2, a $1.5 billion securitization of seasoned reperforming residential mortgage loans, and CIM 2021-NR2, a $240 million securitization of seasoned residential mortgage loans. We estimate that the March deals will save approximately 200 basis points compared to the prior securitizations that were collapsed. In addition to lower financing costs, these deals added to our liquidity as the advance rates provided by the buyer of the senior debt is higher. We were able to use some of the additional liquidity to pay down secured financing further reducing our rate risk and exposure to mark to market financing.

Despite improving conditions, there is still significant uncertainty and risks related to COVID-19 and economic conditions. See “Form 10-K Part I. Item 1A Risk Factors” for additional details on COVID pandemic's impact on our business. In particular, our residential mortgage loans and Non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have been working remotely since March 2020 and expect that to continue. We have the technology in place for all employees to work remotely with limited change in normal working patterns. We have exercised our business continuity plans effectively to date, with limited operational impact. Our book value per common share was $11.44 as of March 31, 2021, down from $12.36 as of December 31, 2020 based on a number of factors including settlement of warrants. Our book value is based on March 31, 2021 issued and outstanding common shares.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2021 and 2020.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended
	March 31, 2021	March 31, 2020
Net interest income:
Interest income (1)	$243,127	$300,266
Interest expense (2)	108,066	142,083
Net interest income	135,061	158,183

Increase (decrease) in provision for credit losses	(126)	6,314

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	201,000
Realized gains (losses) on terminations of interest rate swaps	—	(463,966)
Net realized gains (losses) on derivatives	—	(41,086)
Net gains (losses) on derivatives	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	270,012	(260,887)
Net realized gains (losses) on sales of investments	37,796	75,854
Gains (losses) on extinguishment of debt	(237,137)	—
Total other gains (losses)	70,671	(489,085)

Other expenses:
Compensation and benefits	13,439	12,934
General and administrative expenses	5,198	5,137
Servicing and asset manager fees	9,281	10,530
Transaction expenses	16,437	4,906
Total other expenses	44,355	33,507
Income (loss) before income taxes	161,503	(370,723)
Income taxes	3,912	32
Net income (loss)	$157,591	$(370,755)

Dividends on preferred stock	18,438	18,438

Net income (loss) available to common shareholders	$139,153	$(389,193)

Net income (loss) per share available to common shareholders:
Basic	$0.60	$(2.08)
Diluted	$0.54	$(2.08)

Weighted average number of common shares outstanding:
Basic	230,567,231	187,018,602
Diluted	261,435,081	187,018,602

Dividends declared per share of common stock	$0.30	$0.50
(1) Includes interest income of consolidated VIEs of $158,100 and $174,681 for the quarters ended March 31, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $65,205 and $64,629 for the quarters ended March 31, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

Results of Operations for the Quarters Ended March 31, 2021 and 2020

The financial markets and mortgage REIT industry showed a recovering trend from the disruptions created by the global COVID-19 pandemic during the quarter ended March 31, 2021. Because of the size and breadth of the COVID-19 pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for some time. There were signs of liquidity coming back in secured financing agreements and credit spread narrowing while interest rates have slightly increased but remained at historic lower levels. These trends have improved the asset pricing on our portfolio, and low interest rates have allowed us to call our higher rate debt and issue new securitized debt at lower rates, resulting in decreasing our cost of funding.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.
For the quarter ended March 31, 2021, our net income available to common shareholders was $139 million, or $0.60 per average basic common share, compared to a net loss of $389 million, or $2.08 per average basic common share, for the same period in 2020. The higher net income available to common shareholders for the quarter ended March 31, 2021 was primarily due to increasing asset prices in our portfolio because of the continuing recovery in financial markets as compared to the illiquidity and volatility in financial markets related to the COVID-19 pandemic in 2020. We had unrealized gains on financial instruments at fair value of $270 million, and net interest income of $135 million, partially offset by losses on extinguishment of debt of $237 million during the quarter ended March 31, 2021. We had net losses on derivatives of $304 million and unrealized losses on financial instruments at fair value of $261 million, which was partially offset by the net interest income of $158 million and gains on sales of investments of $76 million during the quarter ended March 31, 2020.

Interest Income

The changes in our interest income for the quarter ended March 31, 2021, as compared to the same period in 2020, were primarily driven by the selling of our Agency RMBS portfolio and reducing our Agency CMBS and Loans held for investment portfolios during 2020.

Interest income decreased by $57 million, or 19%, to $243 million for the quarter ended March 31, 2021, as compared to $300 million for the same period in 2020. We reduced our average interest earning asset balances by $7.2 billion to $15.3 billion as compared to $22.5 billion from the same period of 2020 to respond to market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio and reduction in our Loans portfolio reduced our interest income earned on Agency RMBS by $42 million, and interest income earned on Loans held for investment by $14 million for the quarter ended March 31, 2021, as compared to the same period in 2020. This decrease was partially offset by an increase of $6 million in interest income earned on Agency CMBS portfolio primarily due to prepayment penalties received during quarter ended March 31, 2021.

Interest Expense

Interest expense decreased by $34 million, or 24%, to $108 million for the quarter ended March 31, 2021, as compared to $142 million for the same period in 2020. The decline in interest expense for the quarter ended March 31, 2021, as compared to the same period in 2020, was primarily driven by our de-levering efforts by reducing secured financing agreements collateralized by Agency MBS and Loans held for investments, and lower borrowing rates on secured financing agreements collateralized by Agency MBS. We reduced our average interest bearing liability balances by $6.7 billion to $13.1 billion as compared to $19.8 billion from the same period of 2020. During the quarter ended March 31, 2021 interest expense on secured financing agreements collateralized by Agency RMBS, Agency CMBS and Loans held for investments decreased by $27 million, $12 million and $9 million, respectively as compared to the same period of 2020 due to factors discussed above. While balances declined as leverage was reduced and secured financing rates on borrowings collateralized by Agency securities fell, rates on borrowings collateralized by Non-Agency securities increased due to limited liquidity and implied risk, as many of the Non-Agency securities we own are in the first loss tranche and the future value for these securities is uncertain given COVID-19 impacts, modification, deferral and forbearance programs.

Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for net realized gains or losses on interest rate swaps, interest expense on long term debt and any interest earned on cash. Realized gains or losses on our interest rate swaps are the periodic net settlement payments made or received. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for interest payments on interest rate swaps, is referred to as Economic interest expense.

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2021	$243,127	$108,066	$—	$(1,076)	$106,990	$135,061	$—	$1,065	$136,126
For the Quarter Ended December 31, 2020	$236,156	$120,285	$—	$(1,197)	$119,088	$115,871	$—	$1,177	$117,048
For the Quarter Ended September 30, 2020	$247,905	$124,557	$—	$(1,495)	$123,062	$123,348	$—	$1,487	$124,835
For the Quarter Ended June 30, 2020	$245,922	$129,256	$—	$(4,391)	$124,865	$116,666	$—	$4,358	$121,024
For the Quarter Ended March 31, 2020	$300,266	$142,083	$6,385	$—	$148,468	$158,183	$(6,385)	$(1,266)	$150,532
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

	For the Quarter Ended
	March 31, 2021			March 31, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$116,517	$317	1.1%	$4,652,843	$42,663	3.7%
Agency CMBS	1,360,895	26,607	7.8%	2,204,435	20,698	3.8%
Non-Agency RMBS	1,577,137	55,800	14.2%	1,883,781	61,014	13.0%
Loans held for investment	12,253,034	160,392	5.2%	13,716,833	174,625	5.1%
Total	$15,307,583	$243,116	6.4%	$22,457,892	$299,000	5.3%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$66,951	$149	0.9%	$4,406,106	$27,114	2.5%
Agency CMBS	1,236,361	580	0.2%	2,112,244	12,361	2.3%
Non-Agency RMBS	1,002,935	12,479	5.0%	1,384,095	9,666	2.8%
Loans held for investment	2,253,811	24,216	4.3%	3,852,347	32,890	3.4%
Securitized debt	8,588,423	69,566	3.2%	8,079,597	66,437	3.3%
Total	$13,148,481	$106,990	3.3%	$19,834,389	$148,468	3.0%

Economic net interest income/net interest rate spread		$136,126	3.1%		$150,532	2.3%

Net interest-earning assets/net interest margin	$2,159,102		3.6%	$2,623,503		2.7%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.13

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $14 million to $136 million for the quarter ended March 31, 2021 from $151 million for the same period of 2020. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 80 basis points for the quarter ended March 31, 2021, as compared to the same period of 2020. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 90 basis points for the quarter ended March 31, 2021, as compared to the same period of 2020. Our Average net interest-earning assets decreased by $464 million to $2.2 billion for the quarter ended March 31, 2021, compared to $2.6 billion for the same period of 2020. The increase in our net interest rate spread and net interest margin is primarily due to the change in our portfolio composition and prepayment penalties received on our Agency CMBS portfolio during quarter ended March 31, 2021. We sold lower yielding Agency assets and retained higher yielding Non-Agency RMBS and Loans. Following the sale of our Agency RMBS portfolio and reduction in our Agency CMBS and Loans held for investments, we have worked to replace higher cost funding with more efficient and lower cost financing during first quarter of 2021.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2021	$13,148,481	$106,990	3.25%	0.12%	0.20%	(0.08)%
For The Quarter Ended December 31, 2020	$13,296,177	$119,088	3.58%	0.15%	0.22%	(0.07)%
For The Quarter Ended September 30, 2020	$13,981,065	$123,062	3.52%	0.16%	0.25%	(0.09)%
For The Quarter Ended June 30, 2020	$14,995,904	$124,865	3.33%	0.35%	0.60%	(0.25)%
For The Quarter Ended March 31, 2020	$19,834,389	$148,468	2.99%	1.40%	1.53%	(0.13)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $6.7 billion for the quarter ended March 31, 2021, as compared to the same period of 2020. Economic interest expense decreased by $41 million for the quarter ended March 31, 2021, as compared to the same period of 2020. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our secured financing agreements collateralized by Agency MBS, the decrease in average one-month and three-month LIBOR, and the sale of our Agency RMBS portfolio during first quarter of 2020. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended March 31, 2021, we recorded a decrease in allowance for credit losses of $126 thousand as compared to an increase in allowance for credit losses of $6 million the same period of 2020. The change in provision for credit losses was primarily driven by reduction in expected losses and delinquencies during the quarter ended March 31, 2021 as compared to the same period of 2020.

Net Gains (losses) on derivatives

We did not have any derivative positions during the quarter ended March 31, 2021. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the quarter ended March 31, 2020 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2021 and 2020.

	For the Quarter Ended
	March 31, 2021	March 31, 2020
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$—	$(6,386)
Realized gains (losses) on derivative instruments, net:
Swaps Terminations	—	(463,966)
Treasury Futures	—	(34,700)
Total realized gains (losses) on derivative instruments, net	—	(498,666)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	—	204,611
Treasury Futures	—	(3,611)
Total unrealized gains (losses) on derivative instruments, net:	—	201,000
Total gains (losses) on derivative instruments, net	$—	$(304,052)

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. During the quarter ended March 31, 2020, we recognized total net losses on derivatives of $304 million. This was primarily driven by realized losses on swap terminations and changes to the yield curve which resulted in realized and unrealized losses on interest rate swaps in 2020. We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the quarter ended March 31, 2020. The terminated swaps had original maturities from 2023 to 2048. We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $35 million on our short Treasury futures positions for the quarter ended March 31, 2020. The realized loss on Treasury futures was driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The continued recovery of financial markets from the disruptions of COVID-19 pandemic helped asset pricing on our loan portfolio which was partially offset by mark downs in our Agency and Non-Agency portfolios. We recorded Net unrealized gains on financial instruments at fair value of $270 million for the quarter ended March 31, 2021, as compared to the Net unrealized losses of $261 million for the quarter ended March 31, 2020.

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

In response to the disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio during the first quarter of 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the first quarter of 2021. We had net realized gains on sales of investments of $38 million and $76 million during the quarters ended March 31, 2021 and 2020, respectively.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2021 and 2020, respectively.

During the quarter ended March 31, 2021, we acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $2.7 billion for $2.9 billion. This transaction resulted in net loss on extinguishment of debt of $234 million. We did not acquire any securitized debt collateralized by loans held for investments during the quarter ended March 31, 2020.

Long Term Debt Expense

During second quarter of 2020, we issued $374 million aggregate principal amount of 7.00% convertible senior notes due 2023 that pays semi-annual interest. As of March 31, 2021, approximately $321 million of senior notes were converted into approximately 49 million shares of our common stock. At March 31, 2021 and December 31, 2020, the outstanding principal amount of these notes was $53 million and there was $0 million and $1 million of accrued interest payable. At March 31, 2021 and December 31, 2020, the unamortized deferred debt issuance cost was $1 million. The net interest expense for the quarter ended March 31, 2021 was $1 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Quarter Ended March 31, 2021	$35,074	0.82%	3.82%
For The Quarter Ended December 31, 2020	$20,741	0.47%	2.22%
For The Quarter Ended September 30, 2020	$18,147	0.40%	2.05%
For The Quarter Ended June 30, 2020	$20,928	0.44%	2.52%
For The Quarter Ended March 31, 2020	$22,975	0.40%	2.55%

Compensation and benefit costs were approximately $13 million for the quarters ended March 31, 2021 and 2020 and remained relatively unchanged.

G&A expenses were approximately $5 million for the quarters ended March 31, 2021 and 2020 and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $16 million and $5 million for the quarters ended March 31, 2021 and 2020, respectively. The increase in transaction expenses for the quarter ended March 31, 2021 is driven by higher call and securitization activity during the quarter ended March 31, 2021 as compared to the same period of 2020.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses were $9 million and $11 million for the quarters ended March 31, 2021 and 2020, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Quarters Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$139,153	$128,797	$348,891	$(73,393)	$(389,193)
Adjustments:
Interest expense on long term debt	1,076	1,197	1,495	4,391	—
Increase (decrease) in provision for credit losses	(126)	13	(1,650)	(4,497)	6,314
Net unrealized (gains) losses on derivatives	—	—	—	—	(201,000)
Net unrealized (gains) losses on financial instruments at fair value	(270,012)	(61,379)	(260,766)	171,921	260,887
Net realized (gains) losses on sales of investments	(37,796)	329	(65,041)	(26,380)	(75,854)
(Gains) losses on extinguishment of debt	237,137	(919)	55,794	(459)	—
Realized (gains) losses on terminations of interest rate swaps	—	—	—	—	463,966
Net realized (gains) losses on Futures (1)	—	—	—	—	34,700
Transaction expenses	16,437	3,827	1,624	4,710	4,906
Stock Compensation expense for retirement eligible awards	661	(225)	(275)	(273)	1,189
Core Earnings	$86,530	$71,640	$80,072	$76,020	$105,915

GAAP net income per diluted common share	$0.54	$0.49	$1.32	$(0.37)	$(2.08)
Core earnings per adjusted diluted common share (2)	$0.36	$0.29	$0.33	$0.32	$0.56

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

	For the Quarters Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Weighted Average diluted shares - GAAP	261,435,081	264,882,701	265,346,359	199,282,790	187,018,602
Conversions from Convertible Debt	—	—	—	42,910,191	—
Non-participating Warrants	(20,282,173)	(20,278,970)	(20,277,134)	(4,901,962)	—
Weighted Average diluted shares - Core earnings	241,152,908	244,603,731	245,069,225	237,291,019	187,018,602

Our core earnings for the quarter ended March 31, 2021 were $87 million, or $0.36 per average diluted common share, and declined by $19 million, or $0.20 per average diluted common share, as compared to $106 million, or $0.56 per average diluted common share, for the quarter ended March 31, 2020. The decline in core earnings was driven by decline in interest income driven by reduction in our average interest earning assets, primarily driven by sales in our Agency RMBS and Agency CMBS portfolios and a higher diluted common shares denominator due to conversions of convertible debt into common shares.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2021	17.16%	14.82%	12.62%
For the Quarter Ended December 31, 2020	15.76%	12.53%	10.21%
For the Quarter Ended September 30, 2020	41.43%	14.08%	12.24%
For the Quarter Ended June 30, 2020	(6.62)%	14.58%	12.72%
For the Quarter Ended March 31, 2020	(41.21)%	16.73%	15.88%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity increased by 5,837 basis points for the quarter ended March 31, 2021, as compared to the same period of 2020. This increase is driven primarily my unrealized asset pricing gains on our financial instruments during quarter ended March 31, 2021, as compared to unrealized losses on financial instruments and losses on derivatives driven by COVID-19 disruptions during quarter ended March 31, 2020. Economic net interest income as a percentage of average equity decreased by 191 basis points for the quarter ended March 31, 2021 compared to the quarter ended March 31, 2020. Core earnings as a percentage of average common equity decreased by 326 basis points for the quarter ended March 31, 2021 compared to the same period of 2020. This decrease was primarily driven by decline in interest income due to the sale of our Agency RMBS portfolio and reduction in other interest earning assets.

Financial Condition

Portfolio Review

During the first quarter of 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during previous year. We focused our efforts on reducing the cost of funding by calling and resecuritizing certain of our higher rate debt with lower rates available in the financing markets. During the quarter ended March 31, 2021, on an aggregate basis, we purchased $1.1 billion of investments, sold $1.1 billion of investments and received $776 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
Interest earning assets at period-end (1)	$16,263,133	$17,093,949
Interest bearing liabilities at period-end	$12,939,423	$13,513,580
GAAP Leverage at period-end	3.6:1	3.6:1
GAAP Leverage at period-end (recourse)	1.1:1	1.2:1
(1) Excludes cash and cash equivalents.

	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	10.3%	10.2%	12.4%	12.6%
Senior	5.0%	5.0%	7.4%	7.5%
Subordinated	3.8%	3.6%	3.7%	3.6%
Interest-only	1.5%	1.6%	1.3%	1.5%
Agency RMBS	0.8%	0.7%	0.5%	0.5%
Pass-through	—%	—%	—%	—%
Interest-only	0.8%	0.7%	0.5%	0.5%
Agency CMBS	8.2%	10.0%	8.3%	10.2%
Project loans	8.1%	9.9%	8.2%	10.0%
Interest-only	0.1%	0.1%	0.1%	0.2%
Loans held for investment	80.7%	79.1%	78.8%	76.7%
Fixed-rate percentage of portfolio	95.0%	94.9%	93.6%	93.2%
Adjustable-rate percentage of portfolio	5.0%	5.1%	6.4%	6.8%
GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at March 31, 2021 and December 31, 2020. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,498,212	$50.29	$80.26	4.5%	17.1%	12.3%	12.0%	2.1%	2.5%	42.4%	2.8%
Subordinated	$857,925	$65.62	$69.26	3.8%	6.5%	17.3%	14.0%	1.3%	0.8%	23.0%	3.5%
Interest-only	$4,850,934	$4.74	$4.47	1.6%	14.7%	28.0%	24.3%	2.8%	2.1%	24.7%	—%
Agency RMBS
Interest-only	$1,199,688	$9.52	$7.20	1.6%	1.1%	20.4%	21.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,196,682	$101.72	$111.40	4.2%	4.1%	7.1%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,114,212	$1.79	$1.99	0.6%	7.8%	17.9%	11.8%	N/A	N/A	N/A	N/A
Loans held for investment	$12,222,214	$98.90	$104.92	5.6%	5.3%	10.7%	8.6%	0.4%	0.6%	23.3%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,560,136	$50.65	$81.90	4.5%	16.9%	13.4%	11.0%	2.8%	2.9%	47.2%	2.8%
Subordinated	$905,674	$62.46	$67.43	3.8%	6.3%	16.0%	12.5%	0.8%	0.7%	22.1%	3.3%
Interest-only	$5,628,240	$4.43	$4.66	1.5%	16.2%	27.3%	23.0%	2.1%	1.8%	27.8%	—%
Agency RMBS
Interest-only	$1,262,963	$9.41	$7.18	1.7%	1.6%	23.8%	20.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,527,621	$101.81	$112.23	4.1%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,326,665	$1.78	$1.95	0.6%	8.4%	10.0%	8.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,640,195	$98.69	$103.85	5.6%	5.2%	11.9%	9.7%	0.9%	1.2%	39.6%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Balance, beginning of period	$409,690	$422,981	$410,447	$438,232	$494,255
Accretion of discount	(24,023)	(21,281)	(20,045)	(22,508)	(24,784)
Purchases	—	758	2,096	—	(4,336)
Sales and deconsolidation	(41,651)	98	—	(23,425)	438
Transfers from/(to) credit reserve, net	14,546	7,134	30,483	18,148	(27,341)
Balance, end of period	$358,562	$409,690	$422,981	$410,447	$438,232

We invest a significant majority of the Company's capital in pools of Non-Agency RMBS and Loans held for investment. These investments carry risk for credit losses. As we are exposed to risk for credit losses, it is important for us to closely monitor credit losses incurred, as well as how expectations of credit losses are expected to change. We estimate future credit losses based on historical experience, market trends, current delinquencies as well as expected recoveries. The net present value of these expected credit losses can change, sometimes significantly from period to period as new information becomes available. When credit loss experience and expectations improve, we will collect more principal on our investments. If credit loss experience deteriorates, we will collect less principal on our investments. The favorable or unfavorable changes in credit losses are reflected in the yield on our investments in mortgage loans and recognized in earnings over the remaining life of our investments. The following table presents changes to net present value of expected credit losses for our Non-Agency RMBS and Loans held for investment portfolios during the previous five quarters. Gross losses are discounted at the rate used to amortize any discounts or premiums on our investments into income. A decrease (negative balance) in the "Increase/(decrease)" line item in the tables below represent a favorable change in expected credit losses. An increase (positive balance) in the "Increase/(decrease)" line item in the tables below represent an unfavorable change in expected credit losses.

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Balance, beginning of period	$157,527	$163,369	$181,865	$204,831	$168,570
Realized losses	(3,927)	(4,984)	(7,060)	(7,110)	(7,986)
Accretion	4,152	4,242	4,865	5,823	4,450
Purchased losses	—	4,007	1,338	—	9,258
Sold losses	(733)	(2,928)	—	(6,144)	—
Increase/(decrease)	(23,412)	(6,179)	(17,639)	(15,535)	30,539
Balance, end of period	$133,607	$157,527	$163,369	$181,865	$204,831

	For the Quarters Ended
	(dollars in thousands)
Loans held for investments	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Balance, beginning of period	$511,190	$536,016	$603,195	$672,632	$486,509
Realized losses	(8,512)	(14,373)	(20,501)	(22,362)	(29,329)
Accretion	3,420	5,702	6,608	7,248	6,230
Increase/(decrease) (1)	(57,335)	(16,155)	(53,286)	(54,323)	209,222
Balance, end of period	$448,763	$511,190	$536,016	$603,195	$672,632
(1) Increase/(decrease) includes any additional losses from acquisitions of loan pools during the quarter.

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

As discussed throughout this Quarterly Report on Form 10-Q, the financial markets have started to show some improvements from the COVID-19 pandemic driven disruptions in the real estate and financial markets which negatively affected our liquidity during 2020. During the quarter ended March 31, 2021, we have observed a price appreciation in our Loans held for investment portfolio and a mark-down of our Agency MBS and Non-Agency RMBS portfolio. Despite improving conditions, there is still significant uncertainty and risks related to COVID-19 and economic conditions. If they become more pronounced like earlier in the pandemic, will have a negative adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how COVID-19 may impact our liquidity and capital resources. As discussed in greater detail above in “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing since 2020 to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $317 million and $269 million at March 31, 2021 and December 31, 2020, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $48 million from December 31, 2020 to March 31, 2021.

Our operating activities provided net cash of approximately $122 million and used net cash of $419 million for the quarters ended March 31, 2021 and 2020, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $145 million during the quarter ended March 31, 2021. The cash used for the quarter ended March 31, 2020 was primarily driven by payments on swap terminations of $464 million. This cash used was partially offset by interest received in excess of interest paid of $181 million during the quarter ended March 31, 2020.

Our investing activities provided cash of $814 million and $6.6 billion for the quarters ended March 31, 2021 and 2020, respectively. During the quarter ended March 31, 2021, we received cash from sale of investments of $1.1 billion primarily consisting of Loans held for investments of $903 million, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $776 million. This cash provided was offset in part by cash used on investment purchases of $1.1 billion, primarily consisting of Loans held for investments. During the quarter ended March 31, 2020, we received cash for sale of primarily Agency RMBS investments of $6.3 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.1 billion. This cash provided was offset in part by cash used on investment purchases of $756 million, consisting of $576 million in purchases of Loans held for investments, $161 million in Agency CMBS fundings, and $20 million in Non-Agency RMBS purchases.

Our financing activities used cash of $888 million and $6.1 billion for the quarters ended March 31, 2021 and 2020, respectively. During the quarter ended March 31, 2021, our financing efforts were focused on taking advantage of a low interest rate environment to collapse and securitize debt borrowings that significantly reduce our cost of funding. During the quarter ended March 31, 2021, we used cash for repayment of principal on our securitized debt of $3.4 billion, net payments on our secured financing agreements of $594 million, settlement of warrants of $220 million, and paid common and preferred dividends of $88 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $3.4 billion. During the quarter ended March 31, 2020 our financing activities were driven by de-levering of our financial position by reducing our secured financing agreement obligations. During the quarter ended March 31, 2020, we used cash for net payments on our repurchase agreements of $6.3 billion, repayment of principal on our securitized debt of $391 million, and paid common and preferred dividends of $112 million. This cash paid was offset in part by cash received for debt issuance of $731 million.

Our recourse leverage was 1.1:1 and 1.2:1 at March 31, 2021 and at December 31, 2020, respectively. The reduction in recourse leverage was a result of our continuing efforts to de-lever our financial position reducing our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At March 31, 2021 and December 31, 2020, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	March 31, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,460,163	1.46%	0.10% - 7.97%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	315,543	2.03%	1.95% - 2.44%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	314,203	2.37%	1.15% - 2.61%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	431,222	3.28%	1.76% - 4.50%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	370,538	2.06%	1.60% - 2.40%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	44,344	2.36%	2.36% - 2.36%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	746,478	4.11%	2.86% - 4.38%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	363,421	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$4,045,912	2.69%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $4 million and $8 million of deferred financing cost as of March 31, 2021 and December 31, 2020, respectively.

Average remaining maturity of Secured financing agreements secured by:
	March 31, 2021	December 31, 2020
Agency RMBS (in thousands)	6 days	12 days
Agency CMBS (in thousands)	11 days	11 days
Non-Agency RMBS and Loans held for investment (in thousands)	372 days	458 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Due to the market disruptions and volatile market pricing trends driven by COVID-19, our counterparties have negotiated higher haircuts relative to historical trends. At March 31, 2021 and December 31, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 25.0%, Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investments was 31.3% and 31.8%, respectively. At March 31, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.9%, Agency CMBS was 0.1% and Non-Agency MBS and Loans held for investment was 3.7%. At December 31, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 0.9%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 4.8%, respectively.

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

Period	Average Repurchase Balance	Repurchase Balance at Period End

Quarter End March 31, 2021	$4,560,057	$4,045,912
Quarter End December 31, 2020	$4,665,324	$4,636,847
Quarter End September 30, 2020	$5,269,553	$4,700,037
Quarter End June 30, 2020	$6,536,264	$5,944,201
Quarter End March 31, 2020	$11,754,793	$7,146,996

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2021 and December 31, 2020, the carrying value of our total interest-bearing debt was approximately $12.9 billion and $13.5 billion, respectively, which represented a leverage ratio for both periods of approximately 3.6:1 . We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2021, we had secured financing agreements with 15 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investments and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of March 31, 2021, and December 31, 2020, we had $5.7 billion and $6.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity. When we renew our secured financing agreements, there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts as a result of uncertainty around the COVID-19 pandemic.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at March 31, 2021:

March 31, 2021
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	10	2,474,406	1,147,947
Japan	1	936,274	301,330
Canada	1	272,555	89,029
Switzerland	1	197,786	93,192
South Korea	1	101,825	4,013
Netherlands	1	63,066	2,999
Total	15	$4,045,912	$1,638,510
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

At March 31, 2021, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2021, our Board of Directors increased our authorization of our share repurchase program to $250 million, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Pursuant to our Repurchase Program, during the quarter ended March 31, 2021, we repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million. During the quarter ended March 31, 2020 we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million. We did not issue any common stock upon conversion of convertible senior notes during the quarter ended March 31, 2021. During the year ended December 31, 2020, we issued approximately 49 million shares of our common stock upon conversion of the $321 million convertible senior notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

We declared dividends to common shareholders of $70 million, or $0.30 per share, and $93 million, or $0.50 per share, during the quarters ended March 31, 2021 and March 31, 2020, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2021 and 2020, respectively.

We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2021 and 2020, respectively.

We declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during the quarters ended March 31, 2021 and 2020, respectively.

We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended March 31, 2021 and 2020, respectively.

Warrants

During the quarter ended March 31, 2021, we settled 20 million Warrant Shares in cash at a price of 90% of fair market value of the our common stock for $220 million.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units or, RSUs
During the quarters ended March 31, 2021 and 2020, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 182 thousand RSU awards during the quarter ended March 31, 2021, with a grant date fair value of $2 million for the 2021 performance year. We granted 135 thousand RSU awards during the quarter ended March 31, 2020, with a grant date fair value of $3 million for the 2020 performance year.
In addition, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units or, PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the quarters ended March 31, 2021 and 2020 include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the quarter ended March 31, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the quarter ended March 31, 2020, we granted 202 thousand PSU awards to senior management with a grant date fair value of $4 million.
At March 31, 2021 and December 31, 2020, there were approximately 3.3 million and 2.1 million unvested shares of restricted and performance stock units issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2021 and December 31, 2020. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,936,013	$746,478	$363,421	$—	$4,045,912
Securitized debt, collateralized by Non-Agency RMBS	12,862	7,644	1,257	169	21,932
Securitized debt at fair value, collateralized by loans held for investment	1,754,446	2,748,528	1,944,367	2,242,497	8,689,838
Interest expense on MBS secured financing agreements (1)	10,025	2,710	1,572	—	14,307
Interest expense on securitized debt (1)	216,368	312,482	196,033	197,804	922,687
Total	$4,929,714	$3,817,842	$2,506,650	$2,440,470	$13,694,676
(1) Interest is based on variable rates in effect as of March 31, 2021.

December 31, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,598,173	$642,696	$395,978	$—	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS	13,552	11,229	1,589	305	26,675
Securitized debt at fair value, collateralized by loans held for investment	1,837,055	2,819,646	1,774,273	2,170,253	8,601,227
Interest expense on MBS secured financing agreements (1)	19,177	2,743	2,018	—	23,938
Interest expense on securitized debt (1)	265,516	364,443	217,727	270,046	1,117,732
Total	$5,733,473	$3,840,757	$2,391,585	$2,440,604	$14,406,419
(1) Interest is based on variable rates in effect as of December 31, 2020.

Not included in the table above are the unfunded construction loan commitments of $77 million and $106 million as of March 31, 2021 and December 31, 2020, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

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

Capital Expenditure Requirements

At March 31, 2021 and December 31, 2020, we had no material commitments for capital expenditures.

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

For a discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Additionally, refer to Item 1A Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on effect of COVID-19 pandemic risk.

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

If the effects of COVID-19 result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses. The future effects of COVID-19 on economic activity could negatively affect the timing and amount of principal and interest payments on our existing investments as mortgage holder may have difficulty making payments contractually due. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as “Part II. Other Information - Item 1A. Risk Factors” for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

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

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally secured financing agreements and securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options.

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

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our secured financing facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Funding Rate, or SOFR.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2021 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2021
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Market Value (2)
-100 Basis Points	0.97%	6.98%
-50 Basis Points	0.96%	3.42%
Base Interest Rate	—	—
+50 Basis Points	(3.37)%	(3.27)%
+100 Basis Points	(7.33)%	(6.39)%
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

Given the combination of low interest rates, government stimulus and higher unemployment, and other disruptions related to COVID-19, it has become more difficult to predict prepayment level for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use.

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

Basis Risk

We may seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps or other types of hedging instruments. Basis risk relates to the risk of the spread between our MBS and hedges widening. Such a widening may cause a decline in the fair value of our MBS that is greater than the increase in fair value of our hedges resulting in a net decline in book value.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2021. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2021
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$231,721	$554,254	$85,792	$15,406,856	$16,278,623
Cash equivalents	317,489	—	—	—	317,489
Total rate sensitive assets	$549,210	$554,254	$85,792	$15,406,856	$16,596,112

Rate sensitive liabilities	6,038,154	6,227,978	514,145	—	12,780,277
Interest rate sensitivity gap	$(5,488,944)	$(5,673,724)	$(428,353)	$15,406,856	$3,815,835

Cumulative rate sensitivity gap	$(5,488,944)	$(11,162,668)	$(11,591,021)	$3,815,835

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(33)%	(67)%	(70)%	23%

Our analysis of risks is based on our management’s experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results shown in the above tables. These analyses contain certain forward-looking statements and are subject to the safe harbor statement set forth under the heading, “Special Note Regarding Forward-Looking Statements.”

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2021.

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our 2020 Form 10-K we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2020. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2021, our Board of Directors increased our authorization of our share repurchase program to $250 million, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization.

Pursuant to our Repurchase Program, we repurchased in open market transactions approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the first quarter of 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2021.

	Total Number of Common Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of the Purchase	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

2/1/2021 - 2/28/2021	160,540	$11.39	160,540	$1,827,872	$226,106,175
	160,540	$11.39	160,540	$1,827,872	$226,106,175

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

4.10	Form of Warrant, dated June 8, 2020 (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on June 10, 2020 and incorporated herein by reference).
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

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Mohit Marria
Mohit Marria
(Chief Executive Officer and Chief Investment Officer
and duly authorized officer of the registrant)
Date: May 6, 2021

	By:	/s/ Rob Colligan
Rob Colligan
(Chief Financial Officer
and principal financial officer of the registrant)
Date: May 6, 2021