Form 10-Q
period 2021-06-30
CHIMERA INVESTMENT CORP
filed 2021-08-04
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2021
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
Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2021
Common Stock, $0.01 par value	235,955,784

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2021 (Unaudited) and December 31, 2020 (Derived from the audited consolidated financial statements as of December 31, 2020)	2

Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2021 and 2020	3

Consolidated Statements of Comprehensive Income (Unaudited) for the quarters and six months ended June 30, 2021 and 2020	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2021 and 2020	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	65

Item 4. Controls and Procedures	70

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	71

Item 1A. Risk Factors	71

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	71

Item 6. Exhibits	72

SIGNATURES	74

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2021	December 31, 2020
Cash and cash equivalents	$346,951	$269,090
Non-Agency RMBS, at fair value (net of allowance for credit losses of $508 thousand and $180 thousand, respectively)	1,919,668	2,150,714
Agency RMBS, at fair value	76,820	90,738
Agency CMBS, at fair value	1,236,507	1,740,368
Loans held for investment, at fair value	12,150,868	13,112,129
Accrued interest receivable	75,314	81,158
Other assets	53,931	78,822
Total assets (1)	$15,860,059	$17,523,019
Liabilities:
Secured financing agreements ($4.8 billion and $6.7 billion pledged as collateral, respectively)	$3,554,428	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS ($453 million and $505 million pledged as collateral, respectively)	99,559	113,433
Securitized debt at fair value, collateralized by Loans held for investment ($11.5 billion and $12.4 billion pledged as collateral, respectively)	8,371,511	8,711,677
Long term debt	20,550	51,623
Payable for investments purchased	58,467	106,169
Accrued interest payable	23,128	40,950
Dividends payable	87,050	77,213
Accounts payable and other liabilities	17,935	5,721
Total liabilities (1)	$12,232,628	$13,743,633

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 235,557,640 and 230,556,760 shares issued and outstanding, respectively	2,356	2,306
Additional paid-in-capital	4,352,986	4,538,029
Accumulated other comprehensive income	456,113	558,096
Cumulative earnings	4,202,806	3,881,894
Cumulative distributions to stockholders	(5,387,202)	(5,201,311)
Total stockholders' equity	$3,627,431	$3,779,386
Total liabilities and stockholders' equity	$15,860,059	$17,523,019
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2021, and December 31, 2020, total assets of consolidated VIEs were $11,090,458 and $12,165,017, respectively, and total liabilities of consolidated VIEs were $7,786,837 and $8,063,110, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net interest income:
Interest income (1)	$252,677	$245,922	$495,805	$546,189
Interest expense (2)	80,610	129,256	188,677	271,339
Net interest income	172,067	116,666	307,128	274,850

Increase/(decrease) in provision for credit losses	453	(4,497)	327	1,817

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	—	—	201,000
Realized gains (losses) on terminations of interest rate swaps	—	—	—	(463,966)
Net realized gains (losses) on derivatives	—	—	—	(41,086)
Net gains (losses) on derivatives	—	—	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	36,108	(171,921)	306,120	(432,809)
Net realized gains (losses) on sales of investments	7,517	26,380	45,313	102,234
Gains (losses) on extinguishment of debt	(21,777)	459	(258,914)	459
Total other gains (losses)	21,848	(145,082)	92,519	(634,168)

Other expenses:
Compensation and benefits	9,230	10,255	22,669	23,190
General and administrative expenses	6,173	5,963	11,371	11,100
Servicing and asset manager fees	9,081	10,072	18,362	20,601
Transaction expenses	5,745	4,710	22,182	9,616
Total other expenses	30,229	31,000	74,584	64,507
Income (loss) before income taxes	163,233	(54,919)	324,736	(425,642)
Income tax expense (benefit)	(88)	36	3,824	68
Net income (loss)	$163,321	$(54,955)	$320,912	$(425,710)

Dividends on preferred stock	18,438	18,438	36,875	36,875

Net income (loss) available to common shareholders	$144,883	$(73,393)	$284,037	$(462,585)

Net income (loss) per share available to common shareholders:
Basic	$0.63	$(0.37)	$1.23	$(2.39)
Diluted	$0.60	$(0.37)	$1.14	$(2.39)

Weighted average number of common shares outstanding:
Basic	231,638,042	199,282,790	231,105,595	193,150,696
Diluted	241,739,536	199,282,790	251,723,940	193,150,696

(1) Includes interest income of consolidated VIEs of $149,115 and $169,127 for the quarters ended June 30, 2021 and 2020, respectively, and $307,214 and $343,809 for the six months ended June 30, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $50,935 and $70,816 for the quarters ended June 30, 2021 and 2020, respectively, and $116,141 and $135,445 for the six months ended June 30, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Comprehensive income (loss):
Net income (loss)	$163,321	$(54,955)	$320,912	$(425,710)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(26,215)	61,399	(64,867)	(137,805)
Reclassification adjustment for net realized losses (gains) included in net income	(11,323)	(26,380)	(37,116)	(33,021)
Other comprehensive income (loss)	(37,538)	35,019	(101,983)	(170,826)
Comprehensive income (loss) before preferred stock dividends	$125,783	$(19,936)	$218,929	$(596,536)
Dividends on preferred stock	$18,438	$18,438	$36,875	$36,875
Comprehensive income (loss) available to common stock shareholders	$107,345	$(38,374)	$182,054	$(633,411)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2021	$58	$130	$104	$80	$2,306	$4,320,419	$493,651	$4,039,485	$(5,289,735)	$3,566,498
Net income (loss)	—	—	—	—	—	—	—	163,321	—	163,321
Other comprehensive income (loss)	—	—	—	—	—	—	(37,538)	—	—	(37,538)
Settlement of convertible debt	—	—	—	—	49	31,764	—	—	—	31,813
Settlement of warrants	—	—	—	—	—	(1,105)	—	—	—	(1,105)
Stock based compensation	—	—	—	—	1	1,908	—	—	—	1,909
Common dividends declared	—	—	—	—	—	—	—	—	(79,029)	(79,029)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2021	$58	$130	$104	$80	$2,356	$4,352,986	$456,113	$4,202,806	$(5,387,202)	$3,627,431

For the Quarter Ended June 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2020	$58	$130	$104	$80	$1,860	$4,255,054	$502,491	$3,422,285	$(4,938,208)	$3,243,854
Net income (loss)	—	—	—	—	—	—	—	(54,955)	—	(54,955)
Other comprehensive income (loss)	—	—	—	—	—	—	35,019	—	—	35,019
Settlement of convertible debt	—	—	—	—	460	292,349	—	—	—	292,809
Purchase of capped call	—	—	—	—	—	(33,750)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	—	1,390	—	—	—	1,390
Common dividends declared	—	—	—	—	—	—	—	—	(70,050)	(70,050)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2020	$58	$130	$104	$80	$2,320	$4,515,043	$537,510	$3,367,330	$(5,026,696)	$3,395,879

For the Six Months Ended June 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	320,912	—	320,912
Other comprehensive income (loss)	—	—	—	—	—	—	(101,983)	—	—	(101,983)
Repurchase of common stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	49	31,764	—	—	—	31,813
Stock based compensation	—	—	—	—	3	5,964	—	—	—	5,967
Common dividends declared	—	—	—	—	—	—	—	—	(149,016)	(149,016)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,875)	(36,875)
Balance, June 30, 2021	$58	$130	$104	$80	$2,356	$4,352,986	$456,113	$4,202,806	$(5,387,202)	$3,627,431

For the Six Months Ended June 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	(425,710)	—	(425,710)
Other comprehensive income (loss)	—	—	—	—	—	—	(170,826)	—	—	(170,826)
Repurchase of common stock	—	—	—	—	(14)	(22,052)	—	—	—	(22,066)
Settlement of convertible debt	—	—	—	—	460	292,349	—	—	—	292,809
Purchase of capped call	—	—	—	—	—	(33,750)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	2,533	—	—	—	2,534
Common dividends declared	—	—	—	—	—	—	—	—	(163,530)	(163,530)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,875)	(36,875)
Balance, June 30, 2020	$58	$130	$104	$80	$2,320	$4,515,043	$537,510	$3,367,330	$(5,026,696)	$3,395,879

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net income (loss)	$320,912	$(425,710)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	38,546	60,974
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	11,179	(35,148)
Net unrealized losses (gains) on derivatives	—	(201,000)
Margin (paid) received on derivatives	—	325,594
Net unrealized losses (gains) on financial instruments at fair value	(306,120)	432,809
Net realized losses (gains) on sales of investments	(45,313)	(102,234)
Net increase (decrease) in provision for credit losses	327	1,817
(Gain) loss on extinguishment of debt	258,914	(459)
Equity-based compensation expense	5,967	2,534
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	5,843	27,718
Decrease (increase) in other assets	(25,599)	(56,146)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	12,656	12,123
Increase (decrease) in accrued interest payable, net	(17,823)	(24,765)
Net cash provided by (used in) operating activities	$259,489	$18,107
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(169,287)	$(292,379)
Sales	201,653	6,466,990
Principal payments	368,791	596,564
Non-Agency RMBS portfolio:
Purchases	(9,766)	(19,503)
Sales	47,674	141,912
Principal payments	170,247	124,351
Loans held for investment:
Purchases	(1,431,377)	(884,708)
Sales	1,227,864	—
Principal payments	1,260,128	895,764
Net cash provided by (used in) investing activities	$1,665,927	$7,028,991
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$24,499,818	$57,804,851
Payments on secured financing agreements	(25,585,419)	(65,275,151)
Payments on repurchase of common stock	(1,828)	(22,066)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	4,677,423	1,462,500
Payments on securitized debt borrowings, collateralized by Loans held for investment	(5,028,491)	(920,083)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(12,060)	(8,445)
Net proceeds from issuance of convertible debt	—	361,139
Purchase of capped call	—	(33,750)
Settlement of warrants	(220,945)	—
Common dividends paid	(139,178)	(186,543)

Preferred dividends paid	(36,875)	(36,875)
Net cash provided by (used in) financing activities	$(1,847,555)	$(6,854,423)
Net increase (decrease) in cash and cash equivalents	77,861	192,675
Cash and cash equivalents at beginning of period	269,090	109,878
Cash and cash equivalents at end of period	$346,951	$302,553

Supplemental disclosure of cash flow information:
Interest received	$540,193	$634,199
Interest paid	$195,321	$328,753
Non-cash investing activities:
Payable for investments purchased	$58,467	$246,770
Net change in unrealized gain (loss) on available-for sale securities	$(101,983)	$(170,826)

Non-cash financing activities:
Dividends declared, not yet paid	$87,050	$75,554
Conversion of convertible debt	$31,813	$289,331

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

The Company is an internally managed real estate investment trust, or REIT, that is primarily engaged, through its subsidiaries, in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency. IO refers to Interest-only securities.

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has thirteen wholly-owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013; Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera Insurance Company, LLC formed in July 2015; Chimera RR Holding LLC formed in April 2016; Anacostia LLC, a TRS formed in June 2018; NYH Funding LLC, a TRS formed in May 2019; Kali 2020 Holdings LLC formed in May 2020; Varuna Capital Partners LLC formed in September 2020; and Aarna Holdings LLC formed in November 2020.

The Company holds a non-consolidated interest in Kah Capital Management, which is treated as an equity method investment. The Company paid $351 thousand and $250 thousand during the quarters, and $697 thousand and $500 thousand during the six months ended June 30, 2021 and 2020, respectively, in fees to Kah Capital Management for investment services provided.

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

Determining the primary beneficiary of a VIE requires judgment. The Company determined that for the securitizations it consolidates, its ownership provides the Company with the obligation to absorb losses or the right to receive benefits from the VIE that could be significant to the VIE. In addition, the Company has the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance, or power, such as rights to replace the servicer without cause, or the Company was determined to have power in connection with its involvement with the structure and design of the VIE.
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
The assets of securitization entities are comprised of residential mortgage-backed securities (or RMBS), or residential mortgage loans. See Notes 3, 4 and 9 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.
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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2021 or December 31, 2020.

(e) Recent Accounting Pronouncements

Reference Rate Reform (Topic 848)

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2020-4, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter Bank Offering Rate (or LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for contracts held by the Company subject to reference rate reform that fall within the scope of this update beginning immediately through December 31, 2022 at which time the transition is expected to be complete. The Company has not yet had any contracts modified to adopt reference rate reform. When a contract within the scope of this update is updated for reference rate reform, the Company will evaluate the impact in accordance with this update.

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this update to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted earnings per share, or EPS, calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. The amendments in this update are effective for the Company on January 1, 2022. The Company has not yet adopted this guidance and is currently evaluating what impact this update will have on the consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of June 30, 2021 and December 31, 2020.

		June 30, 2021
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,405,783	$3,939	$(711,225)	$698,497	$(508)	$1,116,871	$418,984	$(102)	$418,882
Subordinated	827,198	6,093	(276,574)	556,717	—	604,208	71,724	(24,233)	47,491
Interest-only	4,217,507	213,510	—	213,510	—	198,589	41,498	(56,419)	(14,921)
Agency RMBS
Interest-only	1,164,844	110,275	—	110,275	—	76,820	219	(33,674)	(33,455)
Agency CMBS
Project loans	974,756	18,194	(829)	992,121	—	1,094,145	102,031	(7)	102,024
Interest-only	2,412,480	137,809	—	137,809	—	142,362	5,090	(537)	4,553
Total	$11,002,568	$489,820	$(988,628)	$2,708,929	$(508)	$3,232,995	$639,546	$(114,972)	$524,574

		December 31, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,560,135	$3,934	$(773,804)	$790,265	$(180)	$1,277,800	$487,963	$(248)	$487,715
Subordinated	905,674	7,059	(347,056)	565,677	—	610,655	83,007	(38,029)	44,978
Interest-only	5,628,240	249,610	—	249,610	—	262,259	67,868	(55,219)	12,649
Agency RMBS
Interest-only	1,262,963	118,867	—	118,867	—	90,738	270	(28,399)	(28,129)
Agency CMBS
Project loans	1,527,621	28,559	(861)	1,555,319	—	1,714,483	159,233	(69)	159,164
Interest-only	1,326,665	23,572	—	23,572	—	25,885	2,659	(346)	2,313
Total	$12,211,298	$431,601	$(1,121,721)	$3,303,310	$(180)	$3,981,820	$801,000	$(122,310)	$678,690

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2021 and December 31, 2020. All available for sale Non-Agency RMBS not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			June 30, 2021
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$27,428	$—	2	$9,952	$(102)	1	$37,380	$(102)	3
Subordinated	8,201	(70)	1	42,355	(24,163)	12	50,556	(24,233)	13
Interest-only	33,699	(9,867)	32	18,334	(46,552)	46	52,033	(56,419)	78
Agency RMBS
Interest-only	20,151	(3,509)	5	54,682	(30,165)	18	74,833	(33,674)	23
Agency CMBS
Project loans	—	—	—	8,514	(7)	1	8,514	(7)	1
Interest-only	2,420	(537)	4	—	—	—	2,420	(537)	4
Total	$91,899	$(13,983)	44	$133,837	$(100,989)	78	$225,736	$(114,972)	122

			December 31, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$11,985	$(248)	2	$—	$—	—	$11,985	$(248)	2
Subordinated	253,822	(8,711)	5	34,697	(29,318)	15	288,519	(38,029)	20
Interest-only	38,604	(8,682)	34	22,761	(46,537)	43	61,365	(55,219)	77
Agency RMBS
Interest-only	31,059	(4,938)	6	54,153	(23,461)	16	85,212	(28,399)	22
Agency CMBS
Project loans	—	—	—	8,581	(69)	1	8,581	(69)	1
Interest-only	4,052	(346)	6	—	—	—	4,052	(346)	6
Total	$339,522	$(22,925)	53	$120,192	$(99,385)	75	$459,714	$(122,310)	128

At June 30, 2021, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2021.

Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $7 thousand and $69 thousand as of June 30, 2021 and December 31, 2020, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2021 and December 31, 2020, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $102 thousand and $248 thousand, at June 30, 2021 and December 31, 2020, respectively. After evaluating the securities and recording the allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for quarters and six months ended June 30, 2021 and 2020 is presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$54	$6,314	$180	$—

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	468	247	468	6,561
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	(321)	—	(321)
Increase/(decrease) on securities with an allowance in the prior period	(14)	(2,703)	(179)	(2,703)
Write-offs charged against the allowance	—	(1,748)	(62)	(1,748)
Recoveries of amounts previously written off	—	28	101	28
Ending allowance for credit losses	$508	$1,817	$508	$1,817

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2021 and December 31, 2020.

		June 30, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	37,989,049	9.7%	3.7%	56.0%

		December 31, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	46,500,000	9.2%	3.5%	58.3%

The decrease in the allowance for credit losses for the quarter and six months ended June 30, 2021 is primarily due to a reduction in expected losses and delinquencies as compared to the same periods of 2020.

The following tables present a summary of unrealized gains and losses at June 30, 2021 and December 31, 2020.

		June 30, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$418,984	$—	$418,984	$(102)	$—	$(102)
Subordinated	34,147	37,577	71,724	—	(24,233)	(24,233)
Interest-only	—	41,498	41,498	—	(56,419)	(56,419)
Agency RMBS
Interest-only	—	219	219	—	(33,674)	(33,674)
Agency CMBS
Project loans	3,091	98,940	102,031	(7)	—	(7)
Interest-only	—	5,090	5,090	—	(537)	(537)
Total	$456,222	$183,324	$639,546	$(109)	$(114,863)	$(114,972)

		December 31, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$487,963	$—	$487,963	$(248)	$—	$(248)
Subordinated	65,043	17,964	83,007	—	(38,029)	(38,029)
Interest-only	—	67,868	67,868	—	(55,219)	(55,219)
Agency RMBS
Interest-only	—	270	270	—	(28,399)	(28,399)
Agency CMBS
Project loans	5,407	153,826	159,233	(69)	—	(69)
Interest-only	—	2,659	2,659	—	(346)	(346)
Total	$558,413	$242,587	$801,000	$(317)	$(121,993)	$(122,310)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2021 and December 31, 2020.

	June 30, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,405,783	$49.69	79.45	4.4%	17.4%
Subordinated	827,198	67.30	73.04	3.9%	6.5%
Interest-only	4,217,507	5.06	4.71	1.7%	12.7%
Agency RMBS
Interest-only	1,164,844	9.47	6.60	1.3%	1.4%
Agency CMBS
Project loans	974,756	101.78	112.25	4.2%	4.1%
Interest-only	2,412,480	5.71	5.90	0.7%	4.6%
(1) Bond Equivalent Yield at period end.

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,560,135	$50.65	$81.90	4.5%	16.9%
Subordinated	905,674	62.46	67.43	3.8%	6.3%
Interest-only	5,628,240	4.43	4.66	1.5%	16.2%
Agency RMBS
Interest-only	1,262,963	9.41	7.18	1.7%	1.6%
Agency CMBS
Project loans	1,527,621	101.81	112.23	4.1%	3.8%
Interest-only	1,326,665	1.78	1.95	0.6%	8.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
AAA	0.1%	0.2%
AA	0.1%	0.1%
A	1.6%	1.2%
BBB	2.1%	1.9%
BB	4.5%	4.3%
B	2.1%	2.0%
Below B	26.6%	31.9%
Not Rated	62.9%	58.4%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2021 and December 31, 2020 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,083	$366,593	$331,708	$409,487	$1,116,871
Subordinated	6,845	140,914	26,984	429,465	604,208
Interest-only	4,495	160,365	33,125	604	198,589
Agency RMBS
Interest-only	—	—	76,820	—	76,820
Agency CMBS
Project loans	8,514	—	—	1,085,631	1,094,145
Interest-only	1,805	136,990	3,567	—	142,362
Total fair value	$30,742	$804,862	$472,204	$1,925,187	$3,232,995
Amortized cost
Non-Agency RMBS
Senior	$7,048	$256,293	$184,278	$250,878	$698,497
Subordinated	2,483	122,434	19,445	412,355	556,717
Interest-only	30,410	155,661	27,220	219	213,510
Agency RMBS
Interest-only	—	—	110,275	—	110,275
Agency CMBS
Project loans	8,521	—	—	983,600	992,121
Interest-only	2,277	132,181	3,351	—	137,809
Total amortized cost	$50,739	$666,569	$344,569	$1,647,052	$2,708,929

	December 31, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,850	$366,218	$467,336	$436,396	$1,277,800
Subordinated	5	105,272	102,805	402,573	610,655
Interest-only	5,780	143,631	110,468	2,380	262,259
Agency RMBS
Interest-only	—	864	89,874	—	90,738
Agency CMBS
Project loans	8,581	—	—	1,705,902	1,714,483
Interest-only	620	21,500	3,765	—	25,885
Total fair value	$22,836	$637,485	$774,248	$2,547,251	$3,981,820
Amortized cost
Non-Agency RMBS
Senior	$4,691	$256,935	$257,188	$271,451	$790,265
Subordinated	—	83,188	78,435	404,054	565,677
Interest-only	26,286	138,150	82,368	2,806	249,610
Agency RMBS
Interest-only	—	1,898	116,969	—	118,867
Agency CMBS
Project loans	8,650	—	—	1,546,669	1,555,319
Interest-only	788	19,273	3,511	—	23,572
Total amortized cost	$40,415	$499,444	$538,471	$2,224,980	$3,303,310

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at June 30, 2021 and December 31, 2020. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

June 30, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.0%	1.3%	6.5%	1.4%	3.2%	0.3%	15.7%

December 31, 2020	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.1%	1.4%	7.2%	1.3%	2.9%	0.4%	16.3%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2021 and December 31, 2020.

	June 30, 2021		December 31, 2020
Weighted average maturity (years)		21.4		22.2
Weighted average amortized loan to value (1)		60.6%		61.4%
Weighted average FICO (2)		718		714
Weighted average loan balance (in thousands)		$263		$291
Weighted average percentage owner-occupied		83.0%		81.8%
Weighted average percentage single family residence		62.6%		61.7%
Weighted average current credit enhancement		1.0%		0.9%
Weighted average geographic concentration of top four states	CA	31.5%	CA	33.8%
	NY	10.0%	NY	8.7%
	FL	8.3%	FL	7.9%
	NJ	4.6%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2021 and December 31, 2020.

Origination Year	June 30, 2021	December 31, 2020
2003 and prior	1.5%	1.7%
2004	1.4%	1.4%
2005	9.6%	10.3%
2006	53.2%	52.1%
2007	26.3%	27.2%
2008 and later	8.0%	7.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2021 and 2020 are as follows:

	For the Quarters		For the Six Months
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	15,418	108,163	47,877	141,960
Agency RMBS	626	—	626	5,710,134
Agency CMBS	—	221,651	201,037	326,668

Gross realized gains:
Non-Agency RMBS	11,229	20,017	37,742	21,274
Agency RMBS	—	—	—	74,264
Agency CMBS	—	12,542	13,735	18,691
Gross realized losses:
Non-Agency RMBS	(2,503)	(6,179)	(4,955)	(6,179)
Agency RMBS	(1,209)	—	(1,209)	(5,816)
Agency CMBS	—	—	—	—
Net realized gain (loss)	$7,517	$26,380	$45,313	$102,234

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At June 30, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.4 billion and $12.5 billion as of June 30, 2021 and December 31, 2020, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2021 and December 31, 2020:

	For the Six Months Ended	For the Year Ended
	June 30, 2021	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$13,112,129	$14,292,815
Purchases	1,480,958	1,860,998
Principal paydowns	(1,260,128)	(1,966,590)
Sales and settlements	(1,226,954)	(1,053,943)
Net periodic accretion (amortization)	(55,862)	(85,794)
Realized gains (losses) on sales and settlements	—	—
Change in fair value	100,725	64,643
Balance, end of period	$12,150,868	$13,112,129

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. During the year ended December 31, 2020, the Company sold $1.1 billion of loans, with the Company retaining $22 million of beneficial interests. The Company did not retain any beneficial interests on loan sales during the quarter and six months ended June 30, 2021.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2021	December 31, 2020
2002 and prior	6.8%	6.9%
2003	5.9%	5.9%
2004	11.8%	12.0%
2005	17.9%	18.2%
2006	22.5%	22.7%
2007	22.4%	22.4%
2008	6.5%	6.4%
2009	1.3%	1.3%
2010 and later	4.9%	4.2%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Number of loans		121,982		132,134
Weighted average maturity (years)		19.6		19.6
Weighted average loan to value		86.4%		86.1%
Weighted average FICO		655		630
Weighted average loan balance (in thousands)		$95		$96
Weighted average percentage owner occupied		88.5%		87.7%
Weighted average percentage single family residence		83.0%		83.3%
Weighted average geographic concentration of top five states	CA	12.5%	CA	12.4%
	FL	8.0%	FL	8.0%
	NY	7.6%	NY	7.3%
	PA	5.0%	PA	5.0%
	VA	4.9%	VA	4.9%

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at June 30, 2021 and December 31, 2020, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
June 30, 2021	$580,778	$183,728	$598,489	$222,184	$324,081	$24,781	$1,934,041	$11,549,915
% of Unpaid Principal Balance	5.0%	1.6%	5.2%	1.9%	2.8%	0.2%	16.7%

December 31, 2020	$727,012	$289,966	$729,713	$277,098	$297,509	$29,852	$2,351,150	12,640,193
% of Unpaid Principal Balance	5.8%	2.3%	5.8%	2.2%	2.4%	0.2%	18.6%

The fair value of residential mortgage loans 90 days or more past due was $848 million and $910 million as of June 30, 2021 and December 31, 2020, respectively.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. After the review for the period ended June 30, 2021, 10 investment holdings with an internally developed fair value of $176 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $8 million higher, in the aggregate, than the third-party prices provided of $168 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2021 in excess of the thresholds for the period. At December 31, 2020, 23 investment holdings with an internally developed fair value of $389 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $3 million lower, in the aggregate, than the third-party prices provided of $392 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2020 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investments also includes jumbo, prime residential mortgage and business purpose loans. A description of how fair values for each of these loan groups is below.
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

If the internally developed fair values of the loan pools differ from the independent third-party prices by greater than the threshold for the period, the Company highlights these differences for further review, both internally and with the third-party pricing service. The Company obtains certain inputs used by the third-party pricing service and evaluates them for reasonableness. Then the Company updates its own model if the Company determines the third-party pricing inputs more accurately reflect the current market environment or observed information from the third-party vendor. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established.

After the review for the period ended June 30, 2021, 2 loan pools with an internally developed fair value of $436 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $2 million higher than the third-party prices provided of $434 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2021 in excess of the threshold for the period. At December 31, 2020, 3 loan pools with an internally developed fair value of $503 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $55 million higher than the third-party prices provided of $448 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Loans collateralized by jumbo, prime residential mortgages:

The loans collateralized by jumbo, prime residential mortgages are carried at fair value. The loans are held as part of a consolidated Collateralized Financing Entity, or a CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities, as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the loans collateralized by jumbo, prime residential mortgages is based on the fair value of the financial liabilities. See discussion of the fair value of Securitized Debt, collateralized by Loans held for investment at fair value below. Jumbo, prime residential mortgage loans have a fair value of $49 million at June 30, 2021.

As the more observable financial liabilities are considered Level 3 in the fair value hierarchy, the Loans collateralized by jumbo, prime residential mortgages are also Level 3 in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing this loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $272 million at June 30, 2021.

As the fair value prices of the business purpose loans are based on the recent trades of similar assets in an active market, the Company has transferred them to Level 2 in the fair value hierarchy as of June 30, 2021.

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

After the review for the period ended June 30, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices. At December 31, 2020, 2 securitized debt positions with an internally developed fair value of $209 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $17 million higher than the third-party prices provided of $192 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of June 30, 2021 and December 31, 2020, respectively:

	June 30, 2021		December 31, 2020
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Subordinated	629,253	448,164	632,335	416,745
Interest-only	4,217,507	198,589	5,628,240	262,259
Agency RMBS
Interest-only	1,164,844	76,820	1,262,963	90,738
Agency CMBS
Project loans	894,704	1,009,089	1,413,719	1,592,473
Interest-only	2,412,480	142,362	1,326,665	25,885
Loans held for investment, at fair value	11,549,915	12,150,868	12,640,195	13,112,129
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	8,365,980	8,371,511	8,705,200	8,711,677

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations as of June 30, 2021 and 2020, respectively:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	—	—	—	—
Subordinated	24,145	(7,157)	33,411	(87,960)
Interest-only	(1,720)	105,772	(27,571)	56,946
Agency RMBS
Pass-through	—	—	—	(151,056)
Interest-only	(5,564)	6,187	(5,326)	(11,478)
Agency CMBS
Project loans	(14,334)	12,348	(54,884)	88,011
Interest-only	2,318	484	2,240	1,627
Loans held for investment, at fair value	16,679	185,842	100,727	(495,673)
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	14,584	(475,397)	257,523	166,774

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2021 and December 31, 2020 are presented below.

	June 30, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,919,668	$—	$1,919,668
Agency RMBS, at fair value	—	76,820	—	—	76,820
Agency CMBS, at fair value	—	1,236,507	—	—	1,236,507
Loans held for investment, at fair value	—	272,198	11,878,670	—	12,150,868

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	8,371,511	—	8,371,511

	December 31, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,150,714	$—	$2,150,714
Agency RMBS, at fair value	—	90,738	—	—	90,738
Agency CMBS, at fair value	—	1,740,368	—	—	1,740,368
Loans held for investment, at fair value	—	—	13,112,129	—	13,112,129

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	8,711,677	—	8,711,677

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2021 and December 31, 2020.

Fair Value Reconciliation, Level 3
	For the Six Months Ended
	June 30, 2021
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,150,714	$13,112,129	$8,711,677
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(272,198)	—
Purchases of assets/ issuance of debt	9,766	1,480,958	4,677,423
Principal payments	(170,247)	(1,260,128)	(1,051,306)
Sales and Settlements	(47,674)	(1,226,954)	(3,976,979)
Net accretion (amortization)	38,518	(55,862)	12,697
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(327)	—	—
Realized gains (losses) on sales and settlements	32,807	—	255,523
Net unrealized gains (losses) included in income	5,840	100,725	(257,524)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(99,729)	—	—
Ending balance Level 3	$1,919,668	$11,878,670	$8,371,511

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

During the second quarter of 2021 there were transfers out of $272 million Loans held for investments from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. During the first quarter of 2020 there were transfers out of Level 3 to Level 2 of $135 million, as prices were based on unadjusted quoted prices on these assets. These investments of $135 million were transferred into Level 3 during the second quarter of 2020, as unadjusted quoted prices were unavailable and the Company used internal pricing model to value them. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

Sensitivity of Significant Inputs – Non-Agency RMBS and securitized debt, collateralized by Loans held for investment

Prepayment rates vary according to interest rates, the type of financial instrument, conditions in financial markets, and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans, and as a result, prepayment speeds tend to decrease. When interest rates fall, prepayment speeds tend to increase. For RMBS investments purchased at a premium, as prepayment rates increase, the amount of income the Company earns decreases as the purchase premium on the bonds amortizes faster than expected. Conversely, decreases in prepayment rates result in increased income and can extend the period over which the Company amortizes the purchase premium. For RMBS investments purchased at a discount, as prepayment rates increase, the amount of income the Company earns increases from the acceleration of the accretion of the purchase discount into interest income. Conversely, decreases in prepayment rates result in decreased income as the accretion of the purchase discount into interest income occurs over a longer period.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2021 and December 31, 2020 follows. The weighted average discount rates are based on fair value.

	June 30, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1%-10%	3.6%	1%-30%	11.2%	0%-10%	2.0%	26%-65%	39.4%
Subordinated	2%-10%	5.6%	1%-50%	16.5%	0%-7%	1.1%	0%-47%	40.0%
Interest-only	0%-100%	10.2%	1%-60%	28.0%	0%-8%	1.4%	0%-85%	32.6%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2% -10%	3.3%	1% -25%	9.5%	1% -10%	2.0%	26% -82%	41.5%
Subordinated	2% -10%	6.1%	2% -42%	13.6%	0% -6%	1.3%	10% -77%	39.8%
Interest-only	0% -100%	10.2%	6% -47%	26.3%	0% -8%	1.4%	0% -79%	33.6%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of June 30, 2021 and December 31, 2020 follows:

	June 30, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	0%-10%	2.3%	5%-40%	12.8%	0%-7%	1.2%	30%-75%	59.7%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	0% -10%	2.5%	4% - 40%	10.5%	0% - 7%	1.3%	30% - 75%	57.6%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of June 30, 2021 and December 31, 2020, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of June 30, 2021 and December 31, 2020 follows:

	June 30, 2021	December 31, 2020
Factor:
Coupon
Base Rate	3.4%	3.4%
Actual	6.3%	6.3%

FICO
Base Rate	640	640
Actual	652	627

Loan-to-value (LTV)
Base Rate	87%	85%
Actual	86%	86%

Loan Characteristics:
Occupancy
Owner Occupied	90%	89%
Investor	3%	2%
Secondary	7%	9%
Property Type
Single family	85%	84%
Manufactured housing	4%	4%
Multi-family/mixed use/other	11%	12%

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

Property types also affect the overall loan values. Property types include single family, manufactured housing and multi-family/mixed use and other types of properties. Single family homes represent properties which house one to four family units. Manufactured homes include mobile homes and modular homes. Loan value for properties that are investor or secondary homes have a reduced value as compared to the baseline loan value. Additionally, single family homes will result in an increase to the loan value, whereas manufactured and multi-family/mixed use and other properties will result in a decrease to the loan value, as compared to the baseline.

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2021 and December 31, 2020.

	June 30, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,554,428	3,558,932
Securitized debt, collateralized by Non-Agency RMBS	3	99,559	81,400
Long Term Debt	2	20,550	48,315

	December 31, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	4,636,847	4,803,256
Securitized debt, collateralized by Non-Agency RMBS	3	113,433	97,097
Long Term Debt	2	51,623	80,750

6. Secured Financing Agreements

Secured financing agreements include short term repurchase agreements with original maturity dates of less than one-year, long-term financing agreements with original maturity dates of more than one year and loan warehouse credit facilities collateralized by loans acquired by the Company.

The repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the one-month and three-month LIBOR rates and re-price accordingly. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of one year or greater which are secured by Non-Agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from July 2021 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation. The interest rates on the long-term financing agreements are generally indexed to one-month and three-month LIBOR rates.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to the one-month and three-month LIBOR rates.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At June 30, 2021, the Company has $1.4 billion of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At June 30, 2021, the Company has $121 million of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

The secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of June 30, 2021 and December 31, 2020 were:

	June 30, 2021	December 31, 2020
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$57,025	$69,180
Agency CMBS (in thousands)	943,213	1,333,799
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,554,190	3,233,868
Total:	$3,554,428	$4,636,847

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$61,884	$86,160
Agency CMBS (in thousands)	989,368	1,382,783
Non-Agency RMBS and Loans held for investment (in thousands)	3,703,797	5,227,271
Total:	$4,755,049	$6,696,214

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$63,566	$1,407,713
Agency CMBS (in thousands)	1,126,446	1,818,721
Non-Agency RMBS and Loans held for investment (in thousands)	3,004,918	4,089,911
Total:	$4,194,930	$7,316,345

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS (in thousands)	0.74%	0.90%
Agency CMBS (in thousands)	0.14%	0.21%
Non-Agency RMBS and Loans held for investment (in thousands)	3.13%	4.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	1 Days	12 days
Agency CMBS (in thousands)	12 Days	11 days
Non-Agency RMBS and Loans held for investment (in thousands)	363 Days	458 days

Average original maturity of Secured financing agreements secured by:
Agency RMBS (in thousands)	22 Days	14 days
Agency CMBS (in thousands)	29 Days	30 days
Non-Agency RMBS and Loans held for investment (in thousands)	387 Days	492 days
(1) The values for secured financing agreements in the table above is net of $4 million and $8 million of deferred financing cost as of June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, we pledged $18 million and $42 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At June 30, 2021 and December 31, 2020, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	June 30, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$105,673	0.73%	0.70% - 0.78%	$—	NA	NA
1 to 29 days	1,248,179	0.84%	0.08% - 3.25%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	267,897	1.57%	1.38% - 1.96%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	459,140	2.16%	1.38% - 2.44%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	51,944	1.82%	1.82% - 1.82%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	122,765	1.77%	1.77% - 1.77%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	146,296	1.79%	0.95% - 1.95%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	837,513	3.96%	2.85% - 4.38%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	315,021	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$3,554,428	2.30%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $4 million and $8 million of deferred financing cost as of June 30, 2021 and December 31, 2020, respectively.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $592 million unused uncommitted warehouse credit facilities as of June 30, 2021.

At June 30, 2021, there was no amount at risk with any counterparty greater than 10% of the Company's equity. At December 31, 2020, the Company had amounts at risk with Goldman Sachs and Nomura of 17% and 11%, respectively, of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Goldman Sachs and Nomura were 938 and 106 days, respectively. The amounts at risk with Goldman Sachs and Nomura were $649 million and $421 million, respectively.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $123 million and $135 million, respectively. At June 30, 2021 and December 31, 2020, the debt carried a weighted average coupon of 6.6% and 6.5% respectively. As of June 30, 2021, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended June 30, 2021 and 2020.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$10,378	$13,552
One to Three Years	4,833	11,229
Three to Five Years	1,273	1,589
Greater Than Five Years	120	305
Total	$16,604	$26,675

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.4 billion and 8.7 billion, respectively. At June 30, 2021 and December 31, 2020, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon equal to 2.5% and 3.4%, respectively. As of June 30, 2021, the maturities of the debt range between the years 2023 and 2067.

During the quarter ended June 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.1 billion. This transaction resulted in net loss on extinguishment of debt of $22 million. During the six months ended June 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.7 billion for $4.0 billion. This transaction resulted in net loss on extinguishment of debt of $256 million. During the quarter and six months ended June 30, 2020, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $147 million. This transaction resulted in a net gain on extinguishment of debt of $459 thousand.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at June 30, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$1,869,298	$1,837,055
One to Three Years	2,813,068	2,819,646
Three to Five Years	1,838,129	1,774,273
Greater Than Five Years	1,802,739	2,170,253
Total	$8,323,234	$8,601,227

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2021.

June 30, 2021
(dollars in thousands)
Year	Principal
Currently callable	201,418
2021	411,620
2022	1,616,063
2023	1,126,194
2024	1,160,107
2025	2,798,532
Total	$7,313,934

8. Long Term Debt

Convertible Senior Notes

In April 2020, the Company completed its registered underwritten public offering of $374 million (including exercise of the underwriters' overallotment option) aggregate principal amount of 7.0% convertible senior notes due 2023 (the “Notes” or “Note Offering”). These Notes require semi-annual interest payments at a fixed coupon rate of 7.0% until maturity or conversion, which will be no later than April 1, 2023. After deducting the underwriting discount and offering costs, the Company received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). On June 29, 2021, as a result in the change in the dividend, the conversion rate was updated to 154.1546 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.49 per common share).Upon conversion of these notes by a holder, the holder will receive shares of the Company's common stock.

As of June 30, 2021, approximately $353 million of the Notes have been converted into approximately 54 million shares of common stock of the Company. At June 30, 2021 and December 31, 2020, the outstanding principal amount of these Notes was $21 million and $53 million, respectively, and there was $367 thousand and $1 million of accrued interest payable, respectively. At June 30, 2021 and December 31, 2020, the unamortized deferred debt issuance cost was $413 thousand and $1 million, respectively. The net interest expense for the quarter and six months ended June 30, 2021 was $1 million and $2 million, respectively. The net interest expense for the quarter and six months ended June 30, 2020 was $4 million. The unamortized deferred debt issuance costs will be amortized until maturity or conversion, which will be no later than April 1, 2023.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter and six months ended June 30, 2021, the Company securitized and consolidated approximately $1.5 billion and $5.6 billion, respectively, unpaid principal balance of seasoned residential subprime mortgage loans. During the quarter and six months ended June 30, 2020, the Company securitized and consolidated approximately $715 million and $1.6 billion, respectively, unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$452,889	$505,479
Loans held for investment, at fair value	10,576,592	11,591,598
Accrued interest receivable	50,624	53,804
Other assets	10,353	14,136
Total Assets:	$11,090,458	$12,165,017

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$99,559	$113,433
Securitized debt at fair value, collateralized by Loans held for investment	7,668,480	7,923,523
Accrued interest payable	16,594	23,677
Other liabilities	2,204	2,477
Total Liabilities:	7,786,837	8,063,110
(1) The June 30, 2021 and December 31, 2020 balance includes allowance for credit losses of $365 thousand and $117 thousand, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	June 30, 2021	June 30, 2020
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$149,115	$169,127
Interest expense, Non-recourse liabilities of VIEs	50,935	70,816
Net interest income	$98,180	$98,311

(Increase) decrease in provision for credit losses	$(365)	$(75)

Servicing fees	$6,640	$8,145

	For the Six Months ended
	June 30, 2021	June 30, 2020
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$307,214	$343,809
Interest expense, Non-recourse liabilities of VIEs	116,141	135,445
Net interest income	$191,073	$208,364

(Increase) decrease in provision for credit losses	$(248)	$(216)

Servicing fees	$13,683	$16,382

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause, and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2021, ranged from less than $1 million to $202 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2020, ranged from less than $1 million to $190 million, with an aggregate amount of $1.6 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion and $1.3 billion at June 30, 2021 and December 31, 2020, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The Company did not have any derivative instruments as of June 30, 2021 and December 31, 2020. There were no Net gains (losses) on derivatives for the quarter ended June 30, 2021 and June 30, 2020.

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the six months ended June 30, 2021 and June 30, 2020 is presented below.

		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2021	June 30, 2020
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$—	$204,611
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	—	(470,352)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	(3,611)
Treasury Futures	Net realized gains (losses) on derivatives	—	(34,700)
Swaptions	Net unrealized gains (losses) on derivatives	—	—
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$—	$(304,052)
(1) Includes loss on termination of interest rate swaps of $464 million during the six months ended June 30, 2020.

There were no swap terminations during the quarter ended June 30, 2021. The company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the six months ended June 30, 2020. The terminated swaps had original maturities from 2023 to 2048.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2021, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

Common Stock

In February 2021, our Board of Directors increased the authorization of the Company's share repurchase program to $250 million, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any of its common stock during the quarter ended June 30, 2021. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the six months ended June 30, 2021. The Company did not repurchase any of its common stock during the quarter ended June 30, 2020. The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the six months ended June 30, 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of June 30, 2021.

During the quarter and six months ended June 30, 2021, the Company declared dividends to common shareholders of $79 million and $149 million, or $0.33 and $0.63 per share, respectively. During the quarter and six months ended June 30, 2020, the Company declared dividends to common shareholders of $70 million and $164 million, or $0.30 and $0.80 per share, respectively.

Warrants

During the six months ended June 30, 2021, the Company settled the $400 million financed under the senior secured, non-mark-to market credit agreement in full and the Warrant Shares became exercisable. The Company then settled the exercise of 20 million Warrant Shares in cash at a price of 90% of fair market value of the Company's common stock for $221 million.

EPS for the quarters and six months ended June 30, 2021 and 2020 respectively, are computed as follows:

	For the Quarters Ended
	June 30, 2021	June 30, 2020
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$144,883	$(73,393)
Effect of dilutive securities:
Interest expense attributable to convertible notes	959	—
Net income (loss) available to common shareholders - Diluted	$145,842	$(73,393)

Denominator:
Weighted average basic shares	231,638,042	199,282,790
Effect of dilutive securities	10,101,494	—
Weighted average dilutive shares	241,739,536	199,282,790

Net income (loss) per average share attributable to common stockholders - Basic	$0.63	$(0.37)
Net income (loss) per average share attributable to common stockholders - Diluted	$0.60	$(0.37)

	For the Six Months ended
	June 30, 2021	June 30, 2020
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$284,037	$(462,585)
Effect of dilutive securities:
Interest expense attributable to convertible notes	2,035	—
Net income (loss) available to common shareholders - Diluted	$286,072	$(462,585)

Denominator:
Weighted average basic shares	231,105,595	193,150,696
Effect of dilutive securities	20,618,345	—
Weighted average dilutive shares	251,723,940	193,150,696

Net income (loss) per average share attributable to common stockholders - Basic	$1.23	$(2.39)
Net income (loss) per average share attributable to common stockholders - Diluted	$1.14	$(2.39)

At June 30, 2021 potentially dilutive shares of 59 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the quarter and six months ended June 30, 2020 potentially dilutive shares of 42.9 million and 22.5 million, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarters and six months ended June 30, 2021 and 2020, comprised of restricted stock units and performance stock units, warrants and shares from the assumed conversion of convertible debt.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2021 and 2020:

	June 30, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(64,867)	(64,867)
Amounts reclassified from AOCI	(37,116)	(37,116)
Net current period OCI	(101,983)	(101,983)
Balance as of June 30, 2021	$456,113	$456,113

	June 30, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(137,805)	(137,805)
Amounts reclassified from AOCI	(33,021)	(33,021)
Net current period OCI	(170,826)	(170,826)
Balance as of June 30, 2020	$537,510	$537,510

The amounts reclassified from AOCI balance comprised of $37 million and $33 million net unrealized gains on available-for-sale securities sold for the six months ended June 30, 2021 and June 30, 2020, respectively.

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. During the vesting period, these shares may not be sold. There were approximately 1 million shares available for future grants under the Incentive Plan as of June 30, 2021.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award.

Grants of Restricted Stock Units, or RSUs
During the six months ended June 30, 2021 and 2020, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 62 thousand and 244 thousand RSU awards during the quarter and six months ended June 30, 2021, with a grant date fair value of $1 million and $3 million, respectively, for the 2021 performance year. The Company granted 171 thousand and 306 thousand RSU awards during the quarter and six months ended June 30, 2020, with a grant date fair value of $1 million and $4 million, respectively, for the 2020 performance year.

In addition, during the six months ended June 30, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2021 and 2020 include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the six months ended June 30, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the six months ended June 30, 2020, the Company granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock based compensation expenses of $2 million and $7 million, respectively, and $1 million and $5 million, respectively, for the quarters and six months ended June 30, 2021 and 2020, respectively.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended June 30, 2021, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended June 30, 2021 and 2020, were $111 thousand and $118 thousand, respectively. For the six months ended June 30, 2021 and 2020, the 401(k) expenses were $236 thousand and $266 thousand, respectively.

14. Income Taxes

For the quarter ended June 30, 2021 and the year ended December 31, 2020, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded current income tax benefit of $200 thousand for the quarter ended June 30, 2021 and current income tax expense of $4 million for the six months ended June 30, 2021. There were no significant income tax expenses for the quarter and six months ended June 30, 2020.

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

The Company attempts to minimize credit risk through due diligence, asset selection and portfolio monitoring. The Company has established a whole loan target market including qualified mortgages, non-qualified mortgages and reperforming loans. Additionally, the Company seeks to minimize credit risk through compliance with regulatory requirements, geographic diversification, owner occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing part to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. As of June 30, 2021, the Company is not a party to any derivative instrument and not subject to this risk.

The Company had $3.6 billion and $4.6 billion of secured financing agreements that are subject to such arrangements and can potentially be offset on the consolidated statement of financial condition as of June 30, 2021 and December 31, 2020, respectively. These amounts were not offset in consolidated statement of financial position as of June 30, 2021 and December 31, 2020 against any assets or liabilities. The Company had $4.8 billion and $6.7 billion of financial instruments, and $18 million and $42 million of cash collateral pledged against those secured financing agreements as of June 30, 2021 and December 31, 2020, respectively, and were not offset with the secured financing agreements. The Company had net amount at risk of $1.2 billion and $2.1 billion as of June 30, 2021 and December 31, 2020, respectively.

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.

17. Subsequent Events

Subsequent to June 30, 2021, the Company exercised its call option to retire securitized debt, collateralized by
Loans held for investment with an unpaid principal amount of $188 million at par.

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
•effect of the novel coronavirus, or COVID-19, pandemic on real estate market, financial markets and our Company, including the impact on the value, availability, financing and liquidity of mortgage assets;
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

Special Note Regarding COVID-19 pandemic

During the first six months of 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during previous year. However, there is still uncertainty about the future of COVID-19 and the Delta variant and it impacts on our business, operations, personnel, or the U.S. economy as a whole. Any forecasts in this regard would be highly uncertain and could be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At June 30, 2021, based on the fair value of our interest earning assets, approximately 79% of our investment portfolio was residential mortgage loans, 13% of our investment portfolio was Non-Agency RMBS, and 9% of our investment portfolio was Agency MBS. At December 31, 2020, based on the fair value of our interest earning assets, approximately 77% of our investment portfolio was residential mortgage loans, 13% of our investment portfolio was Non-Agency RMBS, and 10% of our investment portfolio was Agency MBS.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of June 30, 2021, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Market Conditions and our Strategy
The second quarter of 2021 marked a continued recovery in financial markets since the pandemic started over one year ago. Unemployment rates are down from the peaks experienced in 2020 and housing fundamentals remained strong buoyed by historically low mortgage rates, home price appreciation and increased household formation. Additional government stimulus and positive vaccination news has added to market confidence. Given a low yield environment, we experienced asset appreciation in our loan portfolio as well as our Agency and Non-Agency portfolios as the US Treasury yields declined over the second quarter of 2021, with the 10-year Treasury Note falling from 1.74% to 1.47% and the 2 to 10-year yield curve flattening by 36 basis points.
We took advantage of a low rate environment and demand for securitized debt to call and terminate six loan securitizations during the second quarter of 2021 and issued three new loan securitizations at lower rates, which reduced our cost of funding. In April 2021, we sponsored CIM 2021-R3, a $860 million securitization of seasoned reperforming residential mortgage loans, and CIM 2021-NR3, a $117 million securitization of seasoned residential mortgage loans. We estimate that the April 2021 deals will save approximately 200 basis points compared to the prior securitizations that were collapsed. In June of 2021, we sponsored CIM 2021-R4, a $546 million securitization of seasoned reperforming residential mortgage loans. We estimate that the June deal will save approximately 180 basis points compared to the prior securitizations that were collapsed. In addition to lower financing costs, these deals added to our liquidity as the advance rates provided by the buyer of the senior debt is higher. We were able to use some of the additional liquidity to pay down secured financing further reducing our rate risk and exposure to mark to market financing. We retained options to call these securitized mortgage loans at par three years from issue. We currently have approximately $600 million of securitized debt collateralized by loans which are currently callable or callable during the second half of 2021. Due to this, we believe there will be more opportunities to continue to take advantage of the low rate environment.
In addition, during the second quarter of 2021, we sponsored our third prime jumbo securitization, $320 million of CIM 2021-J3 in June, 2021. The securitization is rated by Moody’s and Fitch. Also during the second quarter of 2021, we continued to add to our business purpose loan portfolio by acquiring $37 million of additional loans with a weighted average coupon of 8.4%. This brings total business purpose loan acquisitions for 2021 up to $203 million. We continue to look for opportunities to increase our acquisition of high coupon business purpose loans.
Delinquency rates have continued to drop as economic conditions and unemployment rates have continued to improve. Despite improving conditions, there is still significant uncertainty and risks related to the COVID-19 pandemic and the risk of new variants which appear to be more infectious. See “Form 10-K Part I. Item 1A Risk Factors” for additional details on the

COVID-19 pandemic's impact on our business. In particular, our residential mortgage loans and Non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.
We have been working remotely since March 2020 and expect that to continue. We have the technology in place for all employees to work remotely with limited change in normal working patterns. We have exercised our business continuity plans effectively to date, with limited operational impact.

Our book value per common share was $11.45 as of June 30, 2021, down from $12.36 as of December 31, 2020 based on a number of factors including the settlement of the warrants and conversion of long term debt to common stock. Our book value is based on June 30, 2021 issued and outstanding common shares.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters and six months ended June 30, 2021 and 2020.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net interest income:
Interest income (1)	$252,677	$245,922	$495,805	$546,189
Interest expense (2)	80,610	129,256	188,677	271,339
Net interest income	172,067	116,666	307,128	274,850

Increase (decrease) in provision for credit losses	453	(4,497)	327	1,817

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	—	—	201,000
Realized gains (losses) on terminations of interest rate swaps	—	—	—	(463,966)
Net realized gains (losses) on derivatives	—	—	—	(41,086)
Net gains (losses) on derivatives	—	—	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	36,108	(171,921)	306,120	(432,809)
Net realized gains (losses) on sales of investments	7,517	26,380	45,313	102,234
Gains (losses) on extinguishment of debt	(21,777)	459	(258,914)	459
Total other gains (losses)	21,848	(145,082)	92,519	(634,168)

Other expenses:
Compensation and benefits	9,230	10,255	22,669	23,190
General and administrative expenses	6,173	5,963	11,371	11,100
Servicing and asset manager fees	9,081	10,072	18,362	20,601
Transaction expenses	5,745	4,710	22,182	9,616
Total other expenses	30,229	31,000	74,584	64,507
Income (loss) before income taxes	163,233	(54,919)	324,736	(425,642)
Income taxes	(88)	36	3,824	68
Net income (loss)	$163,321	$(54,955)	$320,912	$(425,710)

Dividends on preferred stock	18,438	18,438	36,875	36,875

Net income (loss) available to common shareholders	$144,883	$(73,393)	$284,037	$(462,585)

Net income (loss) per share available to common shareholders:
Basic	$0.63	$(0.37)	$1.23	$(2.39)
Diluted	$0.60	$(0.37)	$1.14	$(2.39)

Weighted average number of common shares outstanding:
Basic	231,638,042	199,282,790	231,105,595	193,150,696
Diluted	241,739,536	199,282,790	251,723,940	193,150,696

Dividends declared per share of common stock	$0.33	$0.30	$0.63	$0.80
(1) Includes interest income of consolidated VIEs of $149,115 and $169,127 for the quarters ended June 30, 2021 and 2020, respectively, and $307,214 and $343,809 for the six months ended June 30, 2021 and 2020, respectively.

(2) Includes interest expense of consolidated VIEs of $50,935 and $70,816 for the quarters ended June 30, 2021 and 2020, respectively, and $116,141 and $135,445 for the six months ended June 30, 2021 and 2020, respectively.

Results of Operations for the Quarters and Six Months Ended June 30, 2021 and 2020

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.
For the quarter ended June 30, 2021, our net income available to common shareholders was $145 million, or $0.63 per average basic common share, compared to a net loss of $73 million, or $0.37 per average basic common share, for the same period in 2020. The higher net income available to common shareholders for the quarter ended June 30, 2021 was primarily driven by lower interest expense due to lower funding rates and improvements in our portfolio's asset prices as compared to the same period of 2020. We had net interest income of $172 million and unrealized gains on financial instruments at fair value of $36 million, partially offset by losses on extinguishment of debt of $22 million and other expenses of $30 million during the quarter ended June 30, 2021.

For the six months ended June 30, 2021, our net income available to common shareholders was $284 million, or $1.23 per average basic common share, compared to a net loss of $463 million, or $2.39 per average basic common share, for the same period in 2020. The higher net income available to common shareholders for the six months ended June 30, 2021 was primarily driven by lower interest expense due to lower funding rates, improvements in our portfolio's asset prices due to continuing recovery in financial markets and no hedge losses as compared to the same period in 2020. We had unrealized gains on financial instruments at fair value of $306 million and net interest income of $307 million, partially offset by losses on extinguishment of debt of $259 million during the six months ended June 30, 2021. Additionally, there were no losses on derivatives for the six months ended June 30, 2021 as compared to a $304 million net losses on derivatives for the same period in 2020.

Interest Income

The changes in our interest income for the quarter and six months ended June 30, 2021, as compared to the same period in 2020, were primarily driven by the selling of our Agency RMBS portfolio and reducing our Agency CMBS and Loans held for investment portfolios during 2020.

Interest income increased by $7 million, or 3%, to $253 million for the quarter ended June 30, 2021, as compared to $246 million for the same period in 2020. The increase was primarily driven by prepayment penalties and early paydowns received of $38 million on our Agency CMBS and Non-Agency RMBS portfolios, which was offset by a decrease in interest income on Loans held for investments of $15 million during the quarter ended June 30, 2021.

For the six months ended June 30, 2021, interest income decreased by $50 million, or 9%, to $496 million as compared to $546 million for the same period of 2020. We reduced our average interest earning asset balances by $5.3 billion to $14.9 billion as compared to $20.2 billion from the same period of 2020 to respond to market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio and reduction in our Loans held for investment portfolio reduced our interest income earned on Agency RMBS by $43 million, and Loans held for investment by $29 million for the six months ended June 30, 2021, as compared to the same period in 2020. This decrease was partially offset by prepayment penalties and early paydowns received of $53 million on Agency CMBS and Non-Agency RMBS portfolios during the six months ended June 30, 2021.

Interest Expense

The changes in our interest expense for the quarter and six months ended June 30, 2021, as compared to the same period in 2020, were primarily driven by our de-levering efforts to reduce secured financing agreements balances, lower financing rates on secured financing agreements and calls of our higher rate securitized debt financing, replacing it with lower rates currently available.

Interest expense decreased by $49 million, or 38%, to $81 million for the quarter ended June 30, 2021, as compared to $129 million for the same period in 2020. For the six months ended June 30, 2021, interest expense decreased by $82 million, or 30%, to $189 million as compared to $271 million for the same period of 2020. During the quarter and six months ended June 30, 2021 we reduced our average interest bearing liability balances by $2.6 billion and $4.9 billion to $12.4 billion and $12.8 billion, respectively, as compared to $15.0 billion and $17.7 billion, respectively, from the same periods of 2020.

During the quarter and six months ended June 30, 2021 interest expense on securitized debt decreased by $17 million and $14 million, respectively, and the average cost of funding on this same debt decreased by 80 and 50 basis points, respectively as compared to the same period of 2020.

During the quarter ended June 30, 2021 interest expense on secured financing agreements collateralized by Non-Agency RMBS and Loans held for investments decreased by $15 million and $11 million, respectively as compared to the same period of 2020. During the six months ended June 30, 2021 interest expense on secured financing agreements collateralized by Agency RMBS,

Agency CMBS, Non-Agency RMBS and Loans held for investments decreased by $27 million, $14 million, $12 million and $20 million, respectively, as compared to the same period of 2020 due to the same factors discussed above.

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

The following table reconciles the Economic net interest income to GAAP Net interest income for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2021	$252,677	$80,610	$—	$(959)	$79,651	$172,067	$—	$936	$173,003
For the Quarter Ended March 31, 2021	$243,127	$108,066	$—	$(1,076)	$106,990	$135,061	$—	$1,065	$136,126
For the Quarter Ended December 31, 2020	$236,156	$120,285	$—	$(1,197)	$119,088	$115,871	$—	$1,177	$117,048
For the Quarter Ended September 30, 2020	$247,905	$124,557	$—	$(1,495)	$123,062	$123,348	$—	$1,487	$124,835
For the Quarter Ended June 30, 2020	$245,922	$129,256	$—	$(4,391)	$124,865	$116,666	$—	$4,358	$121,024
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

	For the Quarter Ended
	June 30, 2021			June 30, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$111,271	$346	1.2%	$132,915	$682	2.1%
Agency CMBS	1,106,926	29,985	10.8%	2,223,629	20,161	3.6%
Non-Agency RMBS	1,499,262	69,716	18.6%	1,758,255	57,515	13.1%
Loans held for investment	11,744,270	152,607	5.2%	13,202,723	167,531	5.1%
Total	$14,461,729	$252,654	7.0%	$17,317,522	$245,889	5.7%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$60,528	$116	0.8%	$77,114	$228	1.2%
Agency CMBS	1,004,043	296	0.1%	2,188,202	2,346	0.4%
Non-Agency RMBS	852,582	7,616	3.6%	1,292,934	22,408	6.9%
Loans held for investment	1,875,395	16,483	3.5%	2,978,013	27,338	3.7%
Securitized debt	8,629,541	55,140	2.6%	8,459,641	72,545	3.4%
Total	$12,422,089	$79,651	2.6%	$14,995,904	$124,865	3.3%

Economic net interest income/net interest rate spread		$173,003	4.4%		$121,024	2.4%

Net interest-earning assets/net interest margin	$2,039,640		4.8%	$2,321,618		2.8%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.15

(1) Interest-earning assets at amortized cost

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$113,844	$663	1.2%	$2,715,407	$43,345	3.2%
Agency CMBS	1,244,370	56,592	9.1%	2,213,342	40,860	3.7%
Non-Agency RMBS	1,537,031	125,517	16.3%	1,816,723	118,529	13.0%
Loans held for investment	11,985,846	312,998	5.2%	13,430,616	342,157	5.1%
Total	$14,881,091	$495,770	6.7%	$20,176,088	$544,891	5.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities(2):
Secured financing agreements collateralized by:
Agency RMBS	$63,566	$265	0.8%	$2,551,002	$27,342	2.1%
Agency CMBS	1,126,446	876	0.2%	2,142,221	14,706	1.4%
Non-Agency RMBS	937,280	20,095	4.3%	1,320,438	32,073	4.9%
Loans held for investment	2,067,638	40,699	3.9%	3,417,370	60,229	3.5%
Securitized debt	8,582,254	124,706	2.9%	8,251,762	138,984	3.4%
Total	$12,777,184	$186,641	2.9%	$17,682,793	$273,334	3.1%

Economic net interest income/net interest rate spread		$309,129	3.8%		$271,557	2.3%

Net interest-earning assets/net interest margin	$2,103,907		4.2%	$2,493,295		2.7%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.14

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $52 million to $173 million for the quarter ended June 30, 2021 from $121 million for the same period of 2020. Our Economic net interest income increased by $37 million to $309 million for the six months ended June 30, 2021 from $272 million for the same period of 2020. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 200 and 150 basis points for the quarter and six months ended June 30, 2021, as compared to the same periods of 2020. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 200 and 150 basis points for the quarter and six months ended June 30, 2021, as compared to the same periods of 2020. Our Average net interest-earning assets decreased by $282 million to $2.0 billion for the quarter ended June 30, 2021, compared to $2.3 billion for the same period of 2020. Our Average net interest-earning assets decreased by $389 million to $2.1 billion for the six months ended June 30, 2021, compared to $2.5 billion for the same period of 2020. The increase in our net interest rate spread is primarily due to the change in our portfolio composition and a combination of prepayment penalties and early paydowns received on our Agency CMBS and Non-Agency RMBS portfolios during quarter and six months ended June 30, 2021. We sold lower yielding Agency assets and retained higher yielding Non-Agency RMBS and Loans held for investment. Following the sale of our Agency RMBS portfolio and reduction in our Agency CMBS and Loans held for investments, we have worked to replace higher cost funding with more efficient and lower cost financing during six months ended June 30, 2021.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2021	$12,422,089	$79,651	2.56%	0.10%	0.16%	(0.06)%
For the Quarter Ended March 31, 2021	$13,148,481	$106,990	3.25%	0.12%	0.20%	(0.08)%
For the Quarter Ended December 31, 2020	$13,296,177	$119,088	3.58%	0.15%	0.22%	(0.07)%
For the Quarter Ended September 30, 2020	$13,981,065	$123,062	3.52%	0.16%	0.25%	(0.09)%
For the Quarter Ended June 30, 2020	$14,995,904	$124,865	3.33%	0.35%	0.60%	(0.25)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $2.6 billion for the quarter ended June 30, 2021, as compared to the same period of 2020. Economic interest expense decreased by $45 million for the quarter ended June 30, 2021, as compared to the same period of 2020. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our secured financing agreements collateralized by Agency MBS, the decrease in average one-month and three-month LIBOR, and the sale of our Agency RMBS portfolio during first quarter of 2020. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended June 30, 2021, we recorded an increase in provision for credit losses of $453 thousand as compared to a decrease in allowance for credit losses of $4 million the same period of 2020. For the six months ended June 30, 2021 and 2020, we recorded an increase in provision for credit losses of $327 thousand and $2 million, respectively. The increase in provision for credit losses was primarily driven by changes in expected losses and delinquencies during the quarter and six months ended June 30, 2021 as compared to the same periods of 2020.

Net Gains (losses) on derivatives

We did not have any derivative positions during the quarter and six months ended June 30, 2021. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the six months ended June 30, 2020 on these economic hedges in our presentation of economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. We had no net gains (losses) on derivatives instruments for the quarter and six months ended June 30, 2021. We had no net gains (losses) on derivative instruments for the quarter ended June 30, 2020 and $304 million net losses on derivative instruments for the six months ended June 30, 2020.

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the six months ended June 30, 2020. The terminated swaps had original maturities from 2023 to 2048. We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $35 million on our short Treasury futures positions for the six months ended June 30, 2020. The realized loss on Treasury futures was driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our economic interest expense and economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The continued recovery of financial markets as well as the decline in interest rates helped asset pricing, primarily in our Loans held for investment portfolio. We recorded Net unrealized gains on financial instruments at fair value of $36 million and $306 million for the quarter and six months ended June 30, 2021, respectively, as compared to the Net unrealized losses of $172 million and $433 million for the quarter and six months ended June 30, 2020, respectively.

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

In response to the disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio during the first quarter of 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the quarter and six months ended June 30, 2021. We had net realized gains on sales of investments of $8 million and $45 million for the quarter and six months ended June 30, 2021, as compared to $26 million and $102 million during the quarter and six months ended June 30, 2020.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and six months ended June 30, 2021 and 2020, respectively.

During the quarter ended June 30, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.1 billion. This transaction resulted in net loss on extinguishment of debt of $22 million. During the six months ended June 30, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.7 billion for $4.0 billion. This transaction resulted in net loss on extinguishment of debt of $256 million. During the quarter and six months ended June 30, 2020, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $147 million. This transaction resulted in a net gain on extinguishment of debt of $459 thousand.

Long Term Debt Expense

As of June 30, 2021, approximately $353 million of our Notes have been converted into approximately 54 million shares of our common stock. At June 30, 2021 and December 31, 2020, the outstanding principal amount of these Notes was $21 million and $53 million, respectively, and there was $367 thousand and $1 million of accrued interest payable, respectively. At June 30, 2021 and December 31, 2020, the unamortized deferred debt issuance cost was $413 thousand and $1 million, respectively. The net interest expense for the quarter and six months ended June 30, 2021 was $1 million and $2 million, respectively. The net interest expense for the quarter and six months ended June 30, 2020 was $4 million. The unamortized deferred debt issuance costs will be amortized until maturity or conversion, which will be no later than April 1, 2023.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2021	$21,148	0.52%	2.35%
For the Quarter Ended March 31, 2021	$35,074	0.82%	3.82%
For the Quarter Ended December 31, 2020	$20,741	0.47%	2.22%
For the Quarter Ended September 30, 2020	$18,147	0.40%	2.05%
For the Quarter Ended June 30, 2020	$20,928	0.44%	2.52%

Compensation and benefit costs were approximately $9 million and $10 million for the quarters ended June 30, 2021 and 2020, respectively, and remained unchanged at $23 million for the six months ended June 30, 2021 and 2020.

G&A expenses were approximately $6 million for the quarters ended June 30, 2021 and 2020, and $11 million for the six months ended June 30, 2021 and 2020. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $6 million and $5 million for the quarters and $22 million and $10 million for the six months ended June 30, 2021 and 2020, respectively. The increase in transaction expenses for the quarter and six months ended June 30, 2021 is driven by higher call and securitization activity as compared to the same period of 2020.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses were $9 million and $10 million for the quarters ended June 30, 2021 and 2020. For the six months ended June 30, 2021 and 2020, servicing fees were $18 million and $21 million, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Core earnings

Core earnings is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, realized gains or losses on the sales of investments, gains or losses on the extinguishment of debt, interest expense on long term debt, changes in the provision for credit losses, and transaction expenses incurred. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense.

As defined, core earnings is the Economic net interest income, as defined previously, reduced by compensation and benefits expenses (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing and asset manager fees, income tax benefits or expenses incurred during the period, as well as the preferred dividend charges. We believe that the presentation of core earnings provides us and investors with a useful measure, but has important limitations. We believe core earnings as described above helps us and investors evaluate our financial performance period over period without the impact of certain transactions but, is of limited usefulness as an analytical tool. Therefore, core earnings should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating core earnings may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our reported core earnings may not be comparable to the core earnings reported by other REITs.

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

	For the Quarters Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$144,883	$139,153	$128,797	$348,891	$(73,393)
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(36,108)	(270,012)	(61,379)	(260,766)	171,921
Net realized (gains) losses on sales of investments	(7,517)	(37,796)	329	(65,041)	(26,380)
(Gains) losses on extinguishment of debt	21,777	237,137	(919)	55,794	(459)
Interest expense on long term debt	959	1,076	1,197	1,495	4,391
Increase (decrease) in provision for credit losses	453	(126)	13	(1,650)	(4,497)
Transaction expenses	5,745	16,437	3,827	1,624	4,710
Stock Compensation expense for retirement eligible awards	(361)	661	(225)	(275)	(273)
Core Earnings	$129,831	$86,530	$71,640	$80,072	$76,020

GAAP net income per diluted common share	$0.60	$0.54	$0.49	$1.32	$(0.37)
Core earnings per adjusted diluted common share	$0.54	$0.36	$0.29	$0.33	$0.32
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Core Earnings for the periods reported below.

	For the Quarters Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Weighted Average diluted shares - GAAP	241,739,536	261,435,081	264,882,701	265,346,359	199,282,790
Conversions from Convertible Debt	—	—	—	—	42,910,191
Non-participating Warrants	—	(20,282,173)	(20,278,970)	(20,277,134)	(4,901,962)
Weighted Average diluted shares - Core earnings	241,739,536	241,152,908	244,603,731	245,069,225	237,291,019

Our core earnings for the quarter ended June 30, 2021 were $130 million, or $0.54 per average diluted common share, and increased by $54 million, or $0.22 per average diluted common share, as compared to $76 million, or $0.32 per average diluted common share, for the quarter ended June 30, 2020. The increase in core earnings was driven by higher interest income due to prepayment penalties, early paydowns and lower interest expense driven by lower financing rate on our securitized debt and secured financing agreements.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Core Earnings/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2021	18.16%	19.24%	19.47%
For the Quarter Ended March 31, 2021	17.16%	14.82%	12.62%
For the Quarter Ended December 31, 2020	15.76%	12.53%	10.21%
For the Quarter Ended September 30, 2020	41.43%	14.08%	12.24%
For the Quarter Ended June 30, 2020	(6.62)%	14.58%	12.72%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity increased by 2,478 basis points for the quarter ended June 30, 2021, as compared to the same period of 2020. This increase is driven primarily by unrealized asset pricing gains on our financial instruments and higher net interest income during quarter ended June 30, 2021, as compared to unrealized losses on financial instruments and losses on derivatives during the quarter ended June 30, 2020. Economic net interest income as a percentage of average equity increased by 466 basis points for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Core earnings as a percentage of average common equity increased by 675 basis points for the quarter ended June 30, 2021 compared to the same period of 2020. This increase for the quarter ended June 30, 2021 was primarily driven by higher interest income due to prepayment penalties and early paydowns received and lower interest expense driven by lower financing rates on secured debt and secured financing agreements.

Financial Condition

Portfolio Review

During the first six months of 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during previous year. We focused our efforts on reducing the cost of funding by calling and resecuritizing certain of our higher rate debt with lower rates available in the financing markets. During the quarter ended June 30, 2021, on an aggregate basis, we purchased $1.6 billion of investments, sold $1.5 billion of investments and received $1.8 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investments portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
Interest earning assets at period-end (1)	$15,383,863	$17,093,949
Interest bearing liabilities at period-end	$12,046,048	$13,513,580
GAAP Leverage at period-end	3.3:1	3.6:1
GAAP Leverage at period-end (recourse)	1.0:1	1.2:1
(1) Excludes cash and cash equivalents.

	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	10.4%	10.2%	12.5%	12.6%
Senior	5.0%	5.0%	7.3%	7.5%
Subordinated	3.9%	3.6%	3.9%	3.6%
Interest-only	1.5%	1.6%	1.3%	1.5%
Agency RMBS	0.8%	0.7%	0.5%	0.5%
Pass-through	—%	—%	—%	—%
Interest-only	0.8%	0.7%	0.5%	0.5%
Agency CMBS	8.0%	10.0%	8.0%	10.2%
Project loans	7.0%	9.9%	7.1%	10.0%
Interest-only	1.0%	0.1%	0.9%	0.2%
Loans held for investment	80.8%	79.1%	79.0%	76.7%
Fixed-rate percentage of portfolio	95.0%	94.9%	93.7%	93.2%
Adjustable-rate percentage of portfolio	5.0%	5.1%	6.3%	6.8%
GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at June 30, 2021 and December 31, 2020. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,405,784	$49.69	$79.45	4.4%	17.4%	14.6%	13.2%	3.4%	2.8%	31.8%	2.9%
Subordinated	$827,198	$67.30	$73.04	3.9%	6.5%	20.3%	16.1%	0.8%	0.8%	26.9%	3.3%
Interest-only	$4,217,507	$5.06	$4.71	1.7%	12.7%	30.2%	25.4%	2.5%	2.4%	27.3%	—%
Agency RMBS
Interest-only	$1,164,844	$9.47	$6.60	1.3%	1.4%	27.6%	23.5%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$974,755	$101.78	$112.25	4.2%	4.1%	3.2%	3.6%	N/A	N/A	N/A	N/A
Interest-only	$2,412,480	$5.71	$5.90	0.7%	4.6%	4.0%	10.1%	N/A	N/A	N/A	N/A
Loans held for investment	$11,549,915	$98.81	$105.32	5.8%	5.2%	14.9%	10.4%	0.6%	0.3%	36.0%	N/A
(1) Bond Equivalent Yield at period end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,560,136	$50.65	$81.90	4.5%	16.9%	13.4%	11.0%	2.8%	2.9%	47.2%	2.8%
Subordinated	$905,674	$62.46	$67.43	3.8%	6.3%	16.0%	12.5%	0.8%	0.7%	22.1%	3.3%
Interest-only	$5,628,240	$4.43	$4.66	1.5%	16.2%	27.3%	23.0%	2.1%	1.8%	27.8%	—%
Agency RMBS
Interest-only	$1,262,963	$9.41	$7.18	1.7%	1.6%	23.8%	20.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,527,621	$101.81	$112.23	4.1%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,326,665	$1.78	$1.95	0.6%	8.4%	10.0%	8.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,640,195	$98.69	$103.85	5.6%	5.2%	11.9%	9.7%	0.9%	1.2%	39.6%	N/A
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

The following table presents changes to Accretable Discount (net of premiums) as it pertains to our Non-Agency RMBS portfolio, excluding premiums on interest-only investments, during the previous five quarters.

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Balance, beginning of period	$358,562	$409,690	$422,981	$410,447	$438,232
Accretion of discount	(37,986)	(24,023)	(21,281)	(20,045)	(22,508)
Purchases	(3,453)	—	758	2,096	—
Sales and deconsolidation	(17,123)	(41,651)	98	—	(23,425)
Transfers from/(to) credit reserve, net	38,024	14,546	7,134	30,483	18,148
Balance, end of period	$338,024	$358,562	$409,690	$422,981	$410,447

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Balance, beginning of period	$133,607	$157,527	$163,369	$181,865	$204,831
Realized losses	(2,482)	(3,927)	(4,984)	(7,060)	(7,110)
Accretion	3,466	4,152	4,242	4,865	5,823
Purchased losses	3,066	—	4,007	1,338	—
Sold losses	(678)	(733)	(2,928)	—	(6,144)
Increase/(decrease)	(7,926)	(23,412)	(6,179)	(17,639)	(15,535)
Balance, end of period	$129,053	$133,607	$157,527	$163,369	$181,865

	For the Quarters Ended
	(dollars in thousands)
Loans held for investments	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Balance, beginning of period	$448,763	$511,190	$536,016	$603,195	$672,632
Realized losses	(13,244)	(8,512)	(14,373)	(20,501)	(22,362)
Accretion	4,795	3,420	5,702	6,608	7,248
Increase/(decrease) (1)	(19,991)	(57,335)	(16,155)	(53,286)	(54,323)
Balance, end of period	$420,323	$448,763	$511,190	$536,016	$603,195
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

As discussed throughout this Quarterly Report on Form 10-Q, the financial markets have continued to show improvements with continued declines in unemployment rates and a strong real estate market. During the quarter ended June 30, 2021, we have observed price appreciation in our Loans held for investment portfolio and as well as in our Agency MBS and Non-Agency RMBS portfolio as delinquency rates have continued to drop from prior year highs and interest rates have lowered from prior periods. Despite improving conditions, there is still significant uncertainty and risks related to the COVID-19 pandemic and potentially new, more infectious variants. If infection rates become more pronounced, we may experience an adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how the COVID-19 pandemic may impact our liquidity and capital resources. As discussed in greater detail above in “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing since 2020 to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $347 million and $269 million at June 30, 2021 and December 31, 2020, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $78 million from December 31, 2020 to June 30, 2021.

Our operating activities provided net cash of approximately $259 million and $18 million for the six months ended June 30, 2021 and 2020, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $345 million during the six months ended June 30, 2021. For the six months ended June 30, 2020 interest received in excess of interest paid was $305 million. In addition, we used cash of $464 million for payments on swap terminations, which was offset by cash received for realized gains on securities of $102 million during the six months ended June 30, 2020.

Our investing activities provided cash of $1.7 billion and $7.0 billion for the six months ended June 30, 2021 and 2020, respectively. During the quarter ended June 30, 2021, we received cash from sale of investments of $1.5 billion primarily consisting of Loans held for investments of $1.2 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.8 billion. This cash provided was offset in part by cash used on investment purchases of $1.6 billion, primarily consisting of Loans held for investments. During the six months ended June 30, 2020, we received cash from sale of Agency RMBS investments of $6.5 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.6 billion. This cash provided was offset in part by cash used on investment purchases of $1.2 billion, consisting of $885 million in purchases of Loans held for investments, $292 million in Agency CMBS fundings, and $20 million in Non-Agency RMBS purchases.

Our financing activities used cash of $1.8 billion and $6.9 billion for the six months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021, our financing efforts were focused on taking advantage of a low interest rate environment to collapse and securitize debt borrowings that significantly reduce our cost of funding. During the six months ended June 30, 2021, we used cash for repayment of principal on our securitized debt of $5.0 billion, net payments on our secured financing agreements of $1.1 billion, settlement of warrants of $221 million, and paid common and preferred dividends of $176 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $4.7 billion. During the six months ended June 30, 2020, we used cash for net payments on our secured financing agreements of $7.5 billion, repayment of principal on our securitized debt of $929 million, and paid common and preferred dividends of $223 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $1.5 billion and convertible debt issuance of $361 million.

Our recourse leverage was 1.0:1 and 1.2:1 at June 30, 2021 and at December 31, 2020, respectively. The reduction in recourse leverage was a result of our continuing efforts to de-lever our financial position reducing our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At June 30, 2021 and December 31, 2020, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	June 30, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$105,673	0.73	0.70% - 0.78%	$—	NA	NA
1 to 29 days	1,248,179	0.84%	0.08% - 3.25%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	267,897	1.57%	1.38% - 1.96%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	459,140	2.16%	1.38% - 2.44%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	51,944	1.82%	1.82% - 1.82%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	122,765	1.77%	1.77% - 1.77%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	146,296	1.79%	0.95% - 1.95%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	837,513	3.96%	2.85% - 4.38%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	315,021	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$3,554,428	2.30%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $4 million and $8 million of deferred financing cost as of June 30, 2021 and December 31, 2020, respectively.

Average remaining maturity of Secured financing agreements secured by:
	June 30, 2021	December 31, 2020
Agency RMBS (in thousands)	1 Days	12 days
Agency CMBS (in thousands)	12 Days	11 days
Non-Agency RMBS and Loans held for investment (in thousands)	363 Days	458 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have stabilized, or even declined, during 2021 as markets have continued to show improvement and liquidity has become more available. At June 30, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 5.9% and Non-Agency RMBS and Loans held for investments was 30.6%. At December 31, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 25.0%, Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investments was 31.8%. At June 30, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.1% and Non-Agency MBS and Loans held for investment was 3.1%. At December 31, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 0.9%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 4.8%.

As the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS; therefore, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end

Quarter End June 30, 2021	$3,792,547	$3,554,428
Quarter End March 31, 2021	$4,560,057	$4,045,912
Quarter End December 31, 2020	$4,665,324	$4,636,847
Quarter End September 30, 2020	$5,269,553	$4,700,037
Quarter End June 30, 2020	$6,536,264	$5,944,201

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2021 and December 31, 2020, the carrying value of our total interest-bearing debt was approximately $12.0 billion and $13.5 billion, respectively, which represented a leverage ratio of approximately 3.3:1 and 3.6:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2021, we had secured financing agreements with 16 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investments and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of June 30, 2021 and December 31, 2020, we had $4.8 billion and $6.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity. When we renew our secured financing agreements, there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts as a result of uncertainty around the COVID-19 pandemic.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2021:

June 30, 2021
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	11	2,142,335	889,411
Japan	1	858,861	214,138
Canada	1	213,856	57,788
Netherlands	1	145,005	4,924
South Korea	1	101,952	4,081
Switzerland	1	92,419	37,082
Total	16	$3,554,428	$1,207,424
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

At June 30, 2021, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2021, our Board of Directors increased the authorization of our share repurchase program to $250 million, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any common stock during the quarter ended June 30, 2021. We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the six months ended June 30, 2021. We did not repurchase any of our common stock during the quarter ended June 30, 2020. During the quarter ended March 31, 2020 we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million.

During the quarter and six months ended June 30, 2021, we issued approximately 5 million shares of our common stock upon conversion of the $32 million convertible senior notes. During the year ended December 31, 2020, we issued approximately 49 million shares of our common stock upon conversion of the $321 million convertible senior notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

During the quarter and six months ended June 30, 2021, we declared dividends to common shareholders of $79 million and $149 million, or $0.33 and $0.63, per share, respectively. During the quarter and six months ended June 30, 2020, we declared dividends to common shareholders of $70 million and $164 million, or $0.30 and $0.80, per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively. We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively. We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2021, respectively. We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively. We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2020, respectively.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the six months ended June 30, 2021 and 2020, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 62 thousand and 244 thousand RSU awards during the quarter and six months ended June 30, 2021, with a grant date fair value of $1 million and $3 million, respectively, for the 2021 performance year. We granted 171 thousand and 306 thousand RSU awards during the quarter and six months ended June 30, 2020, with a grant date fair value of $1 million and $4 million, respectively, for the 2020 performance year.
In addition, during the six months ended June 30, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the firs quarter of 2021 and 2020 include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the six months ended June 30, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the six months ended June 30, 2020, we granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million.
At June 30, 2021 and December 31, 2020, there were approximately 3.2 million and 2.1 million unvested shares of RSUs and PSUs issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2021 and December 31, 2020. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,401,894	$837,513	$315,021	$—	$3,554,428
Securitized debt, collateralized by Non-Agency RMBS	10,378	4,833	1,273	120	16,604
Securitized debt at fair value, collateralized by Loans held for investment	1,869,298	2,813,068	1,838,129	1,802,739	8,323,234
Interest expense on MBS secured financing agreements (1)	6,601	2,819	1,606	—	11,027
Interest expense on securitized debt (1)	191,338	267,179	158,696	141,585	758,798
Total	$4,479,509	$3,925,412	$2,314,726	$1,944,444	$12,664,091
(1) Interest is based on variable rates in effect as of June 30, 2021.

December 31, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,598,173	$642,696	$395,978	$—	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS	13,552	11,229	1,589	305	26,675
Securitized debt at fair value, collateralized by Loans held for investment	1,837,055	2,819,646	1,774,273	2,170,253	8,601,227
Interest expense on MBS secured financing agreements (1)	19,177	2,743	2,018	—	23,938
Interest expense on securitized debt (1)	265,516	364,443	217,727	270,046	1,117,732
Total	$5,733,473	$3,840,757	$2,391,585	$2,440,604	$14,406,419
(1) Interest is based on variable rates in effect as of December 31, 2020.

Not included in the table above are the unfunded construction loan commitments of $58 million and $106 million as of June 30, 2021 and December 31, 2020, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

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

Capital Expenditure Requirements

At June 30, 2021 and December 31, 2020, we had no material commitments for capital expenditures.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income, provision for credit losses on Agency MBS, Non-Agency RMBS and residential mortgage loans, the determination of the appropriate accounting model for Non-Agency RMBS and the impact of default and prepayment assumptions on RMBS, fair value measurements. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

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

Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information on risks we face, including the potential effects of the COVID-19 pandemic.

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

If the effects of the COVID-19 pandemic result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses. The future effects of the COVID-19 pandemic on economic activity could negatively affect the timing and amount of principal and interest payments on our existing investments as mortgage holder may have difficulty making payments contractually due. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic. The Federal Reserve target range for the federal funds rate has been set between 0 to 0.25 percent, citing concerns about the impact of the COVID-19 pandemic on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, which is subject to national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted.

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

Interest Rate Mismatch Risk

We fund a substantial portion of our acquisitions of our investments with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and mortgage-backed securities. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

To mitigate potential interest rate mismatches, we have entered into agreements for longer term, non mark-to-market financing facilities at rates that are higher than short term secured financing agreements. These longer term agreements are primarily on our less liquid non-agency RMBS assets. Having non mark-to-market financing facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2021 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2021
Change in Interest Rate	Projected Percentage Change in Net Interest Income (1)	Projected Percentage Change in Market Value (2)
-100 Basis Points	1.86%	5.39%
-50 Basis Points	1.44%	3.03%
Base Interest Rate	—	—
+50 Basis Points	(1.84)%	(3.12)%
+100 Basis Points	(5.48)%	(5.57)%
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

Given the combination of low interest rates, government stimulus, current unemployment rates, and other disruptions related to the COVID-19 pandemic and the current markets, it has become more difficult to predict prepayment level for the securities in our portfolio. Actual prepayment results may be materially different than the assumptions we use.

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

Market Risk

Market Value Risk

Certain of our securities classified as available-for-sale are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, and other factors.

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
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods, rights to post both cash and collateral for margin calls and provisions for non mark-to-market financing facilities;
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2021. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2021
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$163,135	$572,604	$76,822	$14,584,611	$15,397,172
Cash equivalents	346,951	—	—	—	346,951
Total rate sensitive assets	$510,086	$572,604	$76,822	$14,584,611	$15,744,123

Rate sensitive liabilities	3,546,301	8,191,965	187,667	—	11,925,933
Interest rate sensitivity gap	$(3,036,215)	$(7,619,361)	$(110,845)	$14,584,611	$3,818,190

Cumulative rate sensitivity gap	$(3,036,215)	$(10,655,576)	$(10,766,421)	$3,818,190

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(19)%	(68)%	(68)%	24%

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

The Company has been operating remotely since the middle of March 2020. While we feel our remote work environment is secure, cybersecurity attacks have increased to attempt to breach our system and take advantage of employees working from home. The technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. We have not had a cybersecurity breach and maintain vigilance around our technology platforms, but there is no assurance that all cybersecurity risks will be mitigated.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Accounting Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2021.

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our Form 10-K, for the year ended December 31, 2020 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2020. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

3.7	Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation.
3.8
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference).

3.9
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed with the SEC as Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

3.10
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 3.8 to the Company’s Report on Form 8-A filed September 18, 2018 and incorporated herein by reference).

3.11
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 3.10 to the Company’s Report on Form 8-A filed January 17, 2019 and incorporated herein by reference).

3.12
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

4.3
Form of specimen certificate representing the shares of 8.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference).

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

10.1†	Employment Agreement, effective date as defined in the agreement, between the Company and Subramaniam Viswanathan
31.1	Certification of Mohit Marria, Chief Executive Officer and Chief Investment Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Kelley Kortman, Chief Accounting Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Mohit Marria, Chief Executive Officer and Chief Investment Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Kelley Kortman, Chief Accounting Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

†	Represents a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Mohit Marria
Mohit Marria
(Chief Executive Officer and Chief Investment Officer
and Principal Financial Officer of the registrant)
Date: August 4, 2021

	By:	/s/ Kelley Kortman
Kelley Kortman
(Chief Accounting Officer
and Principal Accounting Officer of the registrant)
Date: August 4, 2021