Form 10-Q
period 2021-09-30
CHIMERA INVESTMENT CORP
filed 2021-11-03
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2021
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

630 Fifth Ave, Ste 2400
New York, New York
(Address of principal executive offices)
10111
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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2021
Common Stock, $0.01 par value	236,884,709

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2021 (Unaudited) and December 31, 2020 (Derived from the audited consolidated financial statements as of December 31, 2020)	2

Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2021 and 2020	3

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2021 and 2020	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2021 and 2020	5

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	71

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 6. Exhibits	73

SIGNATURES	75

Part I
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2021	December 31, 2020
Cash and cash equivalents	$328,455	$269,090
Non-Agency RMBS, at fair value (net of allowance for credit losses of $122 thousand and $180 thousand, respectively)	1,890,030	2,150,714
Agency RMBS, at fair value	65,889	90,738
Agency CMBS, at fair value	1,062,131	1,740,368
Loans held for investment, at fair value	12,533,864	13,112,129
Accrued interest receivable	74,011	81,158
Other assets	49,844	78,822
Total assets (1)	$16,004,224	$17,523,019
Liabilities:
Secured financing agreements ($5.0 billion and $6.7 billion pledged as collateral, respectively)	$3,788,336	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS ($424 million and $505 million pledged as collateral, respectively)	92,204	113,433
Securitized debt at fair value, collateralized by Loans held for investment ($11.3 billion and $12.4 billion pledged as collateral, respectively)	7,947,644	8,711,677
Long term debt	—	51,623
Payable for investments purchased	192,552	106,169
Accrued interest payable	20,388	40,950
Dividends payable	85,255	77,213
Accounts payable and other liabilities	29,297	5,721
Total liabilities (1)	$12,155,676	$13,743,633

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 236,883,020 and 230,556,760 shares issued and outstanding, respectively	2,369	2,306
Additional paid-in-capital	4,357,526	4,538,029
Accumulated other comprehensive income	438,915	558,096
Cumulative earnings	4,534,274	3,881,894
Cumulative distributions to stockholders	(5,484,908)	(5,201,311)
Total stockholders' equity	$3,848,548	$3,779,386
Total liabilities and stockholders' equity	$16,004,224	$17,523,019
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2021, and December 31, 2020, total assets of consolidated VIEs were $10,865,801 and $12,165,017, respectively, and total liabilities of consolidated VIEs were $7,400,498 and $8,063,110, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income:
Interest income (1)	$220,579	$247,905	$716,384	$794,094
Interest expense (2)	71,353	124,557	260,029	395,897
Net interest income	149,226	123,348	456,355	398,197

Increase/(decrease) in provision for credit losses	(386)	(1,650)	(58)	167

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	—	—	201,000
Realized gains (losses) on terminations of interest rate swaps	—	—	—	(463,966)
Net realized gains (losses) on derivatives	—	—	—	(41,086)
Net gains (losses) on derivatives	—	—	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	239,524	260,766	545,643	(172,042)
Net realized gains (losses) on sales of investments	—	65,041	45,313	167,275
Gains (losses) on extinguishment of debt	(25,622)	(55,794)	(284,535)	(55,338)
Total other gains (losses)	213,902	270,013	306,421	(364,157)

Other expenses:
Compensation and benefits	12,694	10,287	35,363	33,476
General and administrative expenses	5,300	6,236	16,672	17,335
Servicing and asset manager fees	9,297	9,473	27,659	30,074
Transaction expenses	3,432	1,624	25,614	11,239
Total other expenses	30,723	27,620	105,308	92,124
Income (loss) before income taxes	332,791	367,391	657,526	(58,251)
Income tax expense (benefit)	1,323	62	5,146	130
Net income (loss)	$331,468	$367,329	$652,380	$(58,381)

Dividends on preferred stock	18,438	18,438	55,313	55,313

Net income (loss) available to common shareholders	$313,030	$348,891	$597,067	$(113,694)

Net income (loss) per share available to common shareholders:
Basic	$1.33	$1.50	$2.57	$(0.55)
Diluted	$1.30	$1.32	$2.42	$(0.55)

Weighted average number of common shares outstanding:
Basic	235,887,296	232,127,224	232,717,010	206,237,705
Diluted	240,362,602	265,346,359	247,358,823	206,237,705

(1) Includes interest income of consolidated VIEs of $138,984 and $171,442 for the quarters ended September 30, 2021 and 2020, respectively, and $446,198 and $515,250 for the nine months ended September 30, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $43,525 and $74,753 for the quarters ended September 30, 2021 and 2020, respectively, and $159,666 and $210,198 for the nine months ended September 30, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Comprehensive income (loss):
Net income (loss)	$331,468	$367,329	$652,380	$(58,381)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(17,198)	40,470	(82,065)	(97,334)
Reclassification adjustment for net realized losses (gains) included in net income	—	(22,999)	(37,116)	(56,021)
Other comprehensive income (loss)	(17,198)	17,471	(119,181)	(153,355)
Comprehensive income (loss) before preferred stock dividends	$314,270	$384,800	$533,199	$(211,736)
Dividends on preferred stock	$18,438	$18,438	$55,313	$55,313
Comprehensive income (loss) available to common stock shareholders	$295,832	$366,362	$477,886	$(267,049)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2021	$58	$130	$104	$80	$2,356	$4,352,986	$456,113	$4,202,806	$(5,387,202)	$3,627,431
Net income (loss)	—	—	—	—	—	—	—	331,468	—	331,468
Other comprehensive income (loss)	—	—	—	—	—	—	(17,198)	—	—	(17,198)
Settlement of convertible debt	—	—	—	—	8	5,518	—	—	—	5,526
Stock based compensation	—	—	—	—	5	(978)	—	—	—	(973)
Common dividends declared	—	—	—	—	—	—	—	—	(79,268)	(79,268)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2021	$58	$130	$104	$80	$2,369	$4,357,526	$438,915	$4,534,274	$(5,484,908)	$3,848,548

For the Quarter Ended September 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2020	$58	$130	$104	$80	$2,320	$4,515,043	$537,510	$3,367,330	$(5,026,696)	$3,395,879
Net income (loss)	—	—	—	—	—	—	—	367,329	—	367,329
Other comprehensive income (loss)	—	—	—	—	—	—	17,471	—	—	17,471
Settlement of convertible debt	—	—	—	—	2	1,198	—	—	—	1,200
Stock based compensation	—	—	—	—	—	1,578	—	—	—	1,578
Common dividends declared	—	—	—	—	—	—	—	—	(68,477)	(68,477)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2020	$58	$130	$104	$80	$2,322	$4,517,819	$554,981	$3,734,659	$(5,113,611)	$3,696,542

For the Nine Months Ended September 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	652,380	—	652,380
Other comprehensive income (loss)	—	—	—	—	—	—	(119,181)	—	—	(119,181)
Repurchase of common stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	58	37,282	—	—	—	37,340
Stock based compensation	—	—	—	—	7	4,986	—	—	—	4,993
Common dividends declared	—	—	—	—	—	—	—	—	(228,284)	(228,284)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,313)	(55,313)
Balance, September 30, 2021	$58	$130	$104	$80	$2,369	$4,357,526	$438,915	$4,534,274	$(5,484,908)	$3,848,548

For the Nine Months Ended September 30, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	(58,381)	—	(58,381)
Other comprehensive income (loss)	—	—	—	—	—	—	(153,355)	—	—	(153,355)
Repurchase of common stock	—	—	—	—	(15)	(22,051)	—	—	—	(22,066)
Settlement of convertible debt	—	—	—	—	463	293,546	—	—	—	294,009
Purchase of capped call	—	—	—	—	—	(33,750)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	4,111	—	—	—	4,112
Common dividends declared	—	—	—	—	—	—	—	—	(232,007)	(232,007)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,313)	(55,313)
Balance, September 30, 2020	$58	$130	$104	$80	$2,322	$4,517,819	$554,981	$3,734,659	$(5,113,611)	$3,696,542

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:
Net income (loss)	$652,380	$(58,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	61,158	93,365
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	9,268	(41,102)
Net unrealized losses (gains) on derivatives	—	(201,000)
Margin (paid) received on derivatives	—	325,594
Net unrealized losses (gains) on financial instruments at fair value	(545,643)	172,042
Net realized losses (gains) on sales of investments	(45,313)	(167,275)
Net increase (decrease) in provision for credit losses	(58)	167
(Gain) loss on extinguishment of debt	284,535	55,338
Equity-based compensation expense	4,993	4,112
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	7,145	30,381
Decrease (increase) in other assets	(22,439)	(22,507)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	24,626	17,736
Increase (decrease) in accrued interest payable, net	(20,564)	(27,842)
Net cash provided by (used in) operating activities	$410,088	$180,628
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(182,350)	$(385,014)
Sales	201,653	7,201,313
Principal payments	509,693	705,272
Non-Agency RMBS portfolio:
Purchases	(9,766)	(22,859)
Sales	47,674	142,534
Principal payments	239,348	191,294
Loans held for investment:
Purchases	(2,601,071)	(1,783,147)
Sales	1,653,260	703,342
Principal payments	1,982,400	1,384,331
Net cash provided by (used in) investing activities	$1,840,841	$8,137,066
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$36,235,601	$74,264,849
Payments on secured financing agreements	(37,087,294)	(83,030,677)
Payments on repurchase of common stock	(1,828)	(22,066)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	5,060,056	2,061,895
Payments on securitized debt borrowings, collateralized by Loans held for investment	(5,846,212)	(1,379,866)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(18,495)	(13,852)
Payments on convertible debt purchases	(36,892)	—
Net proceeds from issuance of convertible debt	—	361,139
Purchase of capped call	—	(33,750)
Settlement of warrants	(220,945)	—

Common dividends paid	(220,242)	(254,214)
Preferred dividends paid	(55,313)	(55,313)
Net cash provided by (used in) financing activities	$(2,191,564)	$(8,101,855)
Net increase (decrease) in cash and cash equivalents	59,365	215,839
Cash and cash equivalents at beginning of period	269,090	109,878
Cash and cash equivalents at end of period	$328,455	$325,717

Supplemental disclosure of cash flow information:
Interest received	$784,688	$917,156
Interest paid	$271,325	$464,147
Non-cash investing activities:
Payable for investments purchased	$192,552	$614,583
Net change in unrealized gain (loss) on available-for sale securities	$(119,181)	$(153,355)
Retained beneficial interests	$24,891	$21,943
Non-cash financing activities:
Dividends declared, not yet paid	$85,255	$76,362
Conversion of convertible debt	$37,340	$290,531

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

The Company is an internally managed REIT that is primarily engaged, through its subsidiaries, in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency. IO refers to Interest-only securities.

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

The Company holds a non-consolidated interest in Kah Capital Management, which is accounted for as an equity method investment. The Company paid $321 thousand and $250 thousand during the quarters, and $1 million and $750 thousand during the nine months ended September 30, 2021 and 2020, respectively, in fees to Kah Capital Management for investment services provided.

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
The assets of securitization entities are comprised of residential mortgage-backed securities, or RMBS, or residential mortgage loans. See Notes 3, 4 and 9 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.
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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Notes 4 and 5), securitized debt (Notes 5 and 7) and derivative instruments (Notes 5 and 10). Actual results could differ materially from those estimates.

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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2021, or December 31, 2020.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of Company's MBS investments as of September 30, 2021 and December 31, 2020.

		September 30, 2021
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,340,949	$3,907	$(691,120)	$653,736	$(121)	$1,054,227	$400,801	$(190)	$400,611
Subordinated	849,256	5,794	(278,206)	576,844	(1)	648,585	93,326	(21,584)	71,742
Interest-only	4,225,195	201,508	—	201,508	—	187,218	40,268	(54,558)	(14,290)
Agency RMBS
Interest-only	1,067,557	106,477	—	106,477	—	65,889	106	(40,694)	(40,588)
Agency CMBS
Project loans	825,894	16,278	(812)	841,360	—	926,306	84,946	—	84,946
Interest-only	2,351,641	131,734	—	131,734	—	135,825	4,241	(150)	4,091
Total	$10,660,492	$465,698	$(970,138)	$2,511,659	$(122)	$3,018,050	$623,688	$(117,176)	$506,512

		December 31, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,560,135	$3,934	$(773,804)	$790,265	$(180)	$1,277,800	$487,963	$(248)	$487,715
Subordinated	905,674	7,059	(347,056)	565,677	—	610,655	83,007	(38,029)	44,978
Interest-only	5,628,240	249,610	—	249,610	—	262,259	67,868	(55,219)	12,649
Agency RMBS
Interest-only	1,262,963	118,867	—	118,867	—	90,738	270	(28,399)	(28,129)
Agency CMBS
Project loans	1,527,621	28,559	(861)	1,555,319	—	1,714,483	159,233	(69)	159,164
Interest-only	1,326,665	23,572	—	23,572	—	25,885	2,659	(346)	2,313
Total	$12,211,298	$431,601	$(1,121,721)	$3,303,310	$(180)	$3,981,820	$801,000	$(122,310)	$678,690

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2021 and December 31, 2020. All available for sale Non-Agency RMBS not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			September 30, 2021
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$9,596	$(190)	1	$—	$—	—	$9,596	$(190)	1
Subordinated	42,385	(478)	7	21,600	(21,106)	10	63,985	(21,584)	17
Interest-only	25,352	(4,992)	34	24,475	(49,566)	51	49,827	(54,558)	85
Agency RMBS
Interest-only	16,904	(5,980)	5	47,141	(34,714)	18	64,045	(40,694)	23
Agency CMBS
Project loans	—	—	—	—	—	—	—	—	—
Interest-only	24,118	(150)	3	—	—	—	24,118	(150)	3
Total	$118,355	$(11,790)	50	$93,216	$(105,386)	79	$211,571	$(117,176)	129

			December 31, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$11,985	$(248)	2	$—	$—	—	$11,985	$(248)	2
Subordinated	253,822	(8,711)	5	34,697	(29,318)	15	288,519	(38,029)	20
Interest-only	38,604	(8,682)	34	22,761	(46,537)	43	61,365	(55,219)	77
Agency RMBS
Interest-only	31,059	(4,938)	6	54,153	(23,461)	16	85,212	(28,399)	22
Agency CMBS
Project loans	—	—	—	8,581	(69)	1	8,581	(69)	1
Interest-only	4,052	(346)	6	—	—	—	4,052	(346)	6
Total	$339,522	$(22,925)	53	$120,192	$(99,385)	75	$459,714	$(122,310)	128

At September 30, 2021, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2021.

The Company did not have any gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of September 30, 2021. Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $69 thousand as of December 31, 2020. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2021 and December 31, 2020, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $190 thousand and $248 thousand, at September 30, 2021 and December 31, 2020, respectively. After evaluating the securities and recording the allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for quarters and nine months ended September 30, 2021 and 2020 is presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$508	$1,817	$180	$—

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	7	22	475	6,582
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	(321)
Increase/(decrease) on securities with an allowance in the prior period	(544)	(1,074)	(721)	(3,778)
Write-offs charged against the allowance	(23)	(642)	(86)	(2,389)
Recoveries of amounts previously written off	174	44	274	73
Ending allowance for credit losses	$122	$167	$122	$167

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of September 30, 2021 and December 31, 2020.

		September 30, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	32,143,429	6.2%	4.6%	54.6%
Subordinated	1,352	6.0%	0.3%	30.0%

		December 31, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	46,500,000	9.2%	3.5%	58.3%

The decrease in the allowance for credit losses for the quarter and nine months ended September 30, 2021 is primarily due to a reduction in expected losses and delinquencies as compared to the same periods of 2020.

The following tables present a summary of unrealized gains and losses at September 30, 2021 and December 31, 2020.

		September 30, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$400,801	$—	$400,801	$(190)	$—	$(190)
Subordinated	35,171	58,155	93,326	—	(21,584)	(21,584)
Interest-only	—	40,268	40,268	—	(54,558)	(54,558)
Agency RMBS
Interest-only	—	106	106	—	(40,694)	(40,694)
Agency CMBS
Project loans	3,133	81,813	84,946	—	—	—
Interest-only	—	4,241	4,241	—	(150)	(150)
Total	$439,105	$184,583	$623,688	$(190)	$(116,986)	$(117,176)

		December 31, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$487,963	$—	$487,963	$(248)	$—	$(248)
Subordinated	65,043	17,964	83,007	—	(38,029)	(38,029)
Interest-only	—	67,868	67,868	—	(55,219)	(55,219)
Agency RMBS
Interest-only	—	270	270	—	(28,399)	(28,399)
Agency CMBS
Project loans	5,407	153,826	159,233	(69)	—	(69)
Interest-only	—	2,659	2,659	—	(346)	(346)
Total	$558,413	$242,587	$801,000	$(317)	$(121,993)	$(122,310)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2021 and December 31, 2020.

	September 30, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,340,949	$48.75	78.62	4.4%	17.6%
Subordinated	849,256	67.92	76.37	3.8%	6.7%
Interest-only	4,225,195	4.77	4.43	1.6%	12.8%
Agency RMBS
Interest-only	1,067,557	9.97	6.17	1.3%	0.7%
Agency CMBS
Project loans	825,894	101.87	112.16	4.3%	4.1%
Interest-only	2,351,641	5.60	5.78	0.7%	5.3%
(1) Bond Equivalent Yield at period end.

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,560,135	$50.65	$81.90	4.5%	16.9%
Subordinated	905,674	62.46	67.43	3.8%	6.3%
Interest-only	5,628,240	4.43	4.66	1.5%	16.2%
Agency RMBS
Interest-only	1,262,963	9.41	7.18	1.7%	1.6%
Agency CMBS
Project loans	1,527,621	101.81	112.23	4.1%	3.8%
Interest-only	1,326,665	1.78	1.95	0.6%	8.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
AAA	0.2%	0.2%
AA	—%	0.1%
A	2.2%	1.2%
BBB	2.4%	1.9%
BB	4.7%	4.3%
B	2.1%	2.0%
Below B	24.9%	31.9%
Not Rated	63.5%	58.4%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2021 and December 31, 2020 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,744	$351,515	$303,819	$391,149	$1,054,227
Subordinated	2,885	155,226	244,959	245,515	648,585
Interest-only	3,821	155,664	27,732	1	187,218
Agency RMBS
Interest-only	—	—	65,889	—	65,889
Agency CMBS
Project loans	8,480	—	—	917,826	926,306
Interest-only	2,387	129,921	3,517	—	135,825
Total fair value	$25,317	$792,326	$645,916	$1,554,491	$3,018,050
Amortized cost
Non-Agency RMBS
Senior	$5,978	$243,637	$167,673	$236,448	$653,736
Subordinated	—	132,268	223,810	220,766	576,844
Interest-only	30,408	149,352	21,690	58	201,508
Agency RMBS
Interest-only	—	—	106,477	—	106,477
Agency CMBS
Project loans	8,454	—	—	832,906	841,360
Interest-only	1,840	126,622	3,272	—	131,734
Total amortized cost	$46,680	$651,879	$522,922	$1,290,178	$2,511,659

	December 31, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,850	$366,218	$467,336	$436,396	$1,277,800
Subordinated	5	105,272	102,805	402,573	610,655
Interest-only	5,780	143,631	110,468	2,380	262,259
Agency RMBS
Interest-only	—	864	89,874	—	90,738
Agency CMBS
Project loans	8,581	—	—	1,705,902	1,714,483
Interest-only	620	21,500	3,765	—	25,885
Total fair value	$22,836	$637,485	$774,248	$2,547,251	$3,981,820
Amortized cost
Non-Agency RMBS
Senior	$4,691	$256,935	$257,188	$271,451	$790,265
Subordinated	—	83,188	78,435	404,054	565,677
Interest-only	26,286	138,150	82,368	2,806	249,610
Agency RMBS
Interest-only	—	1,898	116,969	—	118,867
Agency CMBS
Project loans	8,650	—	—	1,546,669	1,555,319
Interest-only	788	19,273	3,511	—	23,572
Total amortized cost	$40,415	$499,444	$538,471	$2,224,980	$3,303,310

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at September 30, 2021 and December 31, 2020. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

September 30, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.0%	1.2%	6.0%	1.5%	3.3%	0.4%	15.4%

December 31, 2020	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.1%	1.4%	7.2%	1.3%	2.9%	0.4%	16.3%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
Weighted average maturity (years)		21.6		22.2
Weighted average amortized loan to value (1)		60.6%		61.4%
Weighted average FICO (2)		708		714
Weighted average loan balance (in thousands)		$263		$291
Weighted average percentage owner-occupied		83.7%		81.8%
Weighted average percentage single family residence		61.8%		61.7%
Weighted average current credit enhancement		1.1%		0.9%
Weighted average geographic concentration of top four states	CA	31.5%	CA	33.8%
	NY	10.0%	NY	8.7%
	FL	8.0%	FL	7.9%
	NJ	4.5%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2021 and December 31, 2020.

Origination Year	September 30, 2021	December 31, 2020
2003 and prior	1.4%	1.7%
2004	1.3%	1.4%
2005	9.1%	10.3%
2006	53.0%	52.1%
2007	25.6%	27.2%
2008 and later	9.6%	7.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2021 and 2020 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	—	604	47,877	142,564
Agency RMBS	—	—	626	5,710,134
Agency CMBS	—	734,320	201,037	1,060,987

Gross realized gains:
Non-Agency RMBS	—	—	37,742	21,274
Agency RMBS	—	—	—	74,264
Agency CMBS	—	70,237	13,735	88,927
Gross realized losses:
Non-Agency RMBS	—	(2,214)	(4,955)	(8,392)
Agency RMBS	—	—	(1,209)	(5,816)
Agency CMBS	—	(2,982)	—	(2,982)
Net realized gain (loss)	$—	$65,041	$45,313	$167,275

During the first quarter of 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition. During the third quarter of 2020, the Company exercised its option and repurchased the transferred investments with an amortized cost of $196 million for $252 million, which eliminated the secured borrowing. This transaction resulted in a loss on extinguishment of debt of $56 million. There were no such transfers during the first nine months of 2021.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At September 30, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.5 billion and $12.5 billion as of September 30, 2021 and December 31, 2020, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2021 and December 31, 2020:

	For the Nine Months Ended	For the Year Ended
	September 30, 2021	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$13,112,129	$14,292,815
Purchases	2,807,700	1,860,998
Principal paydowns	(1,982,400)	(1,966,590)
Sales and settlements	(1,678,140)	(1,053,943)
Net periodic accretion (amortization)	(74,396)	(85,794)
Realized gains (losses) on sales and settlements	—	—
Change in fair value	348,971	64,643
Balance, end of period	$12,533,864	$13,112,129

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. During the quarter ended September 30, 2021, the Company sold loans with a fair value of $450 million, with the Company retaining $25 million of beneficial interests in these loans. The Company did not retain any other beneficial interests on loan sales during the nine months ended September 30, 2021. During the year ended December 31, 2020, the Company sold loans with a fair value of $1.1 billion, with the Company retaining $22 million of beneficial interests in these loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2021 (1)	December 31, 2020
2002 and prior	6.5%	6.9%
2003	5.7%	5.9%
2004	11.8%	12.0%
2005	18.7%	18.2%
2006	22.8%	22.7%
2007	22.2%	22.4%
2008	6.2%	6.4%
2009	1.2%	1.3%
2010 and later	4.9%	4.2%
Total	100.0%	100.0%
(1) The above table excludes approximately $148 million of Loans held for investment for September 30, 2021, which were purchased         prior to that reporting date and settled subsequent to that reporting period.

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2021 and December 31, 2020:

	September 30, 2021 (1)		December 31, 2020
Number of loans		119,024		132,134
Weighted average maturity (years)		19.2		19.6
Weighted average loan to value		85.6%		86.1%
Weighted average FICO		658		630
Weighted average loan balance (in thousands)		$97		$96
Weighted average percentage owner occupied		88.3%		87.7%
Weighted average percentage single family residence		82.0%		83.3%
Weighted average geographic concentration of top five states	CA	13.7%	CA	12.4%
	FL	8.1%	FL	8.0%
	NY	7.9%	NY	7.3%
	VA	4.8%	PA	5.0%
	PA	4.8%	VA	4.9%
(1) The above table excludes approximately $148 million of Loans held for investment for September 30, 2021, which were purchased         prior to that reporting date and settled subsequent to that reporting period.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at September 30, 2021 and December 31, 2020, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
September 30, 2021 (1)	$593,685	$180,788	$527,805	$216,944	$312,619	$26,341	$1,858,182	$11,517,084
% of Unpaid Principal Balance	5.2%	1.6%	4.6%	1.9%	2.7%	0.2%	16.2%

December 31, 2020	$727,012	$289,966	$729,713	$277,098	$297,509	$29,852	$2,351,150	12,640,193
% of Unpaid Principal Balance	5.8%	2.3%	5.8%	2.2%	2.4%	0.2%	18.6%
(1) The above table excludes approximately $148 million of Loans held for investment for September 30, 2021, which were purchased         prior to that reporting date and settled subsequent to that reporting period.

The fair value of residential mortgage loans 90 days or more past due was $815 million and $910 million as of September 30, 2021 and December 31, 2020, respectively.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At September 30, 2021, 25 investment holdings with an internally developed fair value of $383 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $35 million higher, in the aggregate, than the third-party prices provided of $348 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2021 in excess of the thresholds for the period. At December 31, 2020, 23 investment holdings with an internally developed fair value of $389 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $3 million lower, in the aggregate, than the third-party prices provided of $392 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2020 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also includes jumbo, prime residential mortgage and business purpose loans. A description of how fair values for each of these loan groups is below.
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

At September 30, 2021, 3 loan pools with an internally developed fair value of $3.8 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $74 million higher than the third-party prices provided of $3.7 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2021 in excess of the threshold for the period. At December 31, 2020, 3 loan pools with an internally developed fair value of

$503 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $55 million higher than the third-party prices provided of $448 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Loans collateralized by jumbo, prime residential mortgages:

The loans collateralized by jumbo, prime residential mortgages are carried at fair value. The loans are held as part of a consolidated Collateralized Financing Entity, or a CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities, as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the loans collateralized by jumbo, prime residential mortgages is based on the fair value of the financial liabilities. See discussion of the fair value of Securitized Debt, collateralized by Loans held for investment at fair value below. Jumbo, prime residential mortgage loans have a fair value of $40 million at September 30, 2021.

As the more observable financial liabilities are considered Level 3 in the fair value hierarchy, the Loans collateralized by jumbo, prime residential mortgages are also Level 3 in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $307 million at September 30, 2021.

As the fair value prices of the business purpose loans are based on the recent trades of similar assets in an active market, the Company has classified them as Level 2 in the fair value hierarchy.

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

At September 30, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices. At December 31, 2020, 2 securitized debt positions with an internally developed fair value of $209 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $17 million higher than the third-party prices provided of $192 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021		December 31, 2020
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Subordinated	654,814	494,170	632,335	416,745
Interest-only	4,225,195	187,218	5,628,240	262,259
Agency RMBS
Interest-only	1,067,557	65,889	1,262,963	90,738
Agency CMBS
Project loans	746,123	841,519	1,413,719	1,592,473
Interest-only	2,351,641	135,825	1,326,665	25,885
Loans held for investment, at fair value	11,664,695	12,533,864	12,640,195	13,112,129
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	7,894,993	7,947,644	8,705,200	8,711,677

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations as of September 30, 2021 and 2020, respectively:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	—	—	—	—
Subordinated	23,228	31,328	56,638	(56,632)
Interest-only	630	(12,626)	(26,941)	44,320
Agency RMBS
Pass-through	—	—	—	(151,056)
Interest-only	(7,134)	(824)	(12,460)	(12,302)
Agency CMBS
Project loans	(17,129)	(42,942)	(72,013)	45,069
Interest-only	(463)	2,788	1,777	4,415
Loans held for investment, at fair value	248,244	371,423	348,971	(124,250)
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	(7,852)	(88,381)	249,671	78,394

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2021 and December 31, 2020 are presented below.

	September 30, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,890,030	$—	$1,890,030
Agency RMBS, at fair value	—	65,889	—	—	65,889
Agency CMBS, at fair value	—	1,062,131	—	—	1,062,131
Loans held for investment, at fair value	—	307,004	12,226,860	—	12,533,864

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,947,644	—	7,947,644

	December 31, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,150,714	$—	$2,150,714
Agency RMBS, at fair value	—	90,738	—	—	90,738
Agency CMBS, at fair value	—	1,740,368	—	—	1,740,368
Loans held for investment, at fair value	—	—	13,112,129	—	13,112,129

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	8,711,677	—	8,711,677

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2021 and December 31, 2020.

Fair Value Reconciliation, Level 3
	For the Nine Months Ended
	September 30, 2021
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,150,714	$13,112,129	$8,711,677
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(272,198)	—
Purchases of assets/ issuance of debt	34,656	2,692,043	5,060,056
Principal payments	(239,347)	(1,901,004)	(1,676,193)
Sales and Settlements	(47,674)	(1,678,140)	(4,169,819)
Net accretion (amortization)	46,095	(75,057)	11,706
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	58	—	—
Realized gains (losses) on sales and settlements	32,807	—	259,883
Net unrealized gains (losses) included in income	29,697	349,087	(249,666)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(116,976)	—	—
Ending balance Level 3	$1,890,030	$12,226,860	$7,947,644

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

During the nine months ended September 30, 2021, there were transfers out of $272 million Loans held for investment from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. During the first quarter of 2020 there were transfers out of Level 3 to Level 2 of $135 million, as prices were based on unadjusted quoted prices on these assets. These investments of $135 million were transferred into Level 3 during the second quarter of 2020, as unadjusted quoted prices were unavailable and the Company used internal pricing model to value them. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2021 and December 31, 2020 follows. The weighted average discount rates are based on fair value.

	September 30, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1%-8%	3.6%	1%-30%	12.0%	0%-7%	1.9%	26%-68%	37.8%
Subordinated	1%-10%	5.5%	6%-50%	17.4%	0%-6%	1.1%	10%-49%	39.6%
Interest-only	0%-100%	10.3%	6%-65%	25.9%	0%-10%	1.3%	0%-86%	30.7%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2% -10%	3.3%	1% -25%	9.5%	1% -10%	2.0%	26% -82%	41.5%
Subordinated	2% -10%	6.1%	2% -42%	13.6%	0% -6%	1.3%	10% -77%	39.8%
Interest-only	0% -100%	10.2%	6% -47%	26.3%	0% -8%	1.4%	0% -79%	33.6%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of September 30, 2021 and December 31, 2020 follows:

	September 30, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	1%-7%	2.1%	6%-45%	15.5%	0%-11%	1.3%	30%-75%	56.3%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	0% -10%	2.5%	4% - 40%	10.5%	0% - 7%	1.3%	30% - 75%	57.6%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2021 and December 31, 2020, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of September 30, 2021 and December 31, 2020 follows:

	September 30, 2021	December 31, 2020
Factor:
Coupon
Base Rate	2.9%	3.4%
Actual	6.1%	6.3%

FICO
Base Rate	640	640
Actual	655	627

Loan-to-value (LTV)
Base Rate	87%	85%
Actual	86%	86%

Loan Characteristics:
Occupancy
Owner Occupied	90%	89%
Investor	3%	2%
Secondary	7%	9%
Property Type
Single family	83%	84%
Manufactured housing	4%	4%
Multi-family/mixed use/other	13%	12%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2021 and December 31, 2020.

	September 30, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,788,336	3,791,783
Securitized debt, collateralized by Non-Agency RMBS	3	92,204	73,633

	December 31, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	4,636,847	4,803,256
Securitized debt, collateralized by Non-Agency RMBS	3	113,433	97,097
Long Term Debt	2	51,623	80,750

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

The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of one year or greater which are secured by Non-Agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from January 2022 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation. The interest rates on the long-term financing agreements are generally indexed to one-month and three-month LIBOR rates.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to the one-month and three-month LIBOR rates.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At September 30, 2021, the Company has $1.3 billion of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At September 30, 2021, the Company has $117 million of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

The secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of September 30, 2021 and December 31, 2020 were:

	September 30, 2021	December 31, 2020
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$24,700	$69,180
Agency CMBS (in thousands)	795,873	1,333,799
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,967,763	3,233,868
Total:	$3,788,336	$4,636,847

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$26,618	$86,160
Agency CMBS (in thousands)	835,984	1,382,783
Non-Agency RMBS and Loans held for investment (in thousands)	4,155,840	5,227,271
Total:	$5,018,442	$6,696,214

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$54,242	$1,407,713
Agency CMBS (in thousands)	1,040,018	1,818,721
Non-Agency RMBS and Loans held for investment (in thousands)	3,016,595	4,089,911
Total:	$4,110,855	$7,316,345

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	0.67%	0.90%
Agency CMBS	0.16%	0.21%
Non-Agency RMBS and Loans held for investment	2.76%	4.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	4 Days	12 days
Agency CMBS	13 Days	11 days
Non-Agency RMBS and Loans held for investment	316 Days	458 days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	32 Days	14 days
Agency CMBS	30 Days	30 days
Non-Agency RMBS and Loans held for investment	333 Days	492 days
(1) The values for secured financing agreements in the table above is net of $3 million and $8 million of deferred financing cost as of September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, we pledged $10 million and $42 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At September 30, 2021 and December 31, 2020, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	September 30, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	—% - —%	$—	NA	NA
1 to 29 days	1,005,444	0.37%	0.11% - 1.82%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	109,436	1.62%	1.62% - 1.62%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	245,058	1.62%	1.28% - 1.68%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	455,938	1.78%	1.41% - 1.99%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	526,398	1.84%	0.90% - 2.34%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	899,381	3.59%	0.94% - 4.38%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	261,999	3.06%	3.04% - 3.09%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	284,682	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$3,788,336	2.20%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $3 million and $8 million of deferred financing cost as of September 30, 2021 and December 31, 2020, respectively.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $924 million unused uncommitted warehouse credit facilities as of September 30, 2021.

At September 30, 2021, there was no amount at risk with any counterparty greater than 10% of the Company's equity. At December 31, 2020, the Company had amounts at risk with Goldman Sachs and Nomura of 17% and 11%, respectively, of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Goldman Sachs and Nomura were 938 and 106 days, respectively. The amounts at risk with Goldman Sachs and Nomura were $649 million and $421 million, respectively.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $116 million and $135 million, respectively. At September 30, 2021 and December 31, 2020, the debt carried a weighted average coupon of 6.7% and 6.5%, respectively. As of September 30, 2021, the maturities of the debt range between the years 2035 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended September 30, 2021 and 2020.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$7,192	$13,552
One to Three Years	2,780	11,229
Three to Five Years	1,080	1,589
Greater Than Five Years	123	305
Total	$11,175	$26,675

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.9 billion and 8.7 billion, respectively. At September 30, 2021 and December 31, 2020, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon equal to 2.4% and 3.4%, respectively. As of September 30, 2021, the maturities of the debt range between the years 2023 and 2062.

During the quarter ended September 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $189 million for $193 million. This transaction resulted in net loss on extinguishment of debt of $4 million. During the nine months ended September 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $260 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter ended September 30, 2020. During the nine months ended September 30, 2020, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $147 million. This transaction resulted in a net gain on extinguishment of debt of $459 thousand.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at September 30, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$2,060,769	$1,837,055
One to Three Years	2,934,030	2,819,646
Three to Five Years	1,711,625	1,774,273
Greater Than Five Years	1,187,388	2,170,253
Total	$7,893,812	$8,601,227

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at September 30, 2021.

September 30, 2021
(dollars in thousands)
Year	Principal
Currently callable	109,717
2021	257,945
2022	1,497,507
2023	1,053,870
2024	1,449,774
2025	2,575,370
Total	$6,944,183

8. Long Term Debt

Convertible Senior Notes

In April 2020, the Company completed its registered underwritten public offering of $374 million (including exercise of the underwriters' overallotment option) aggregate principal amount of 7.0% convertible senior notes due 2023 (the “Notes” or “Note Offering”). These Notes require semi-annual interest payments at a fixed coupon rate of 7.0% until maturity or conversion, which will be no later than April 1, 2023. After deducting the underwriting discount and offering costs, the Company received $362 million. At completion of the offering, these notes were convertible at the option of the holder at a conversion rate of 153.8461 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.50 per common share). On June 29, 2021, as a result in the change in the dividend, the conversion rate was updated to 154.1546 common shares per $1,000 principal amount of convertible senior notes (equivalent to a conversion price of $6.49 per common share). Upon conversion of these notes by a holder, the holder will receive shares of the Company's common stock.

As of September 30, 2021, approximately $358 million of the Notes have been converted into approximately 55 million shares of common stock of the Company. During the quarter ended September 30, 2021, the Company acquired $15.5 million of the Notes for $37 million, this transaction resulted in a loss on extinguishment of debt of $21 million. As of September 30, 2021 there was no outstanding principal amount, unamortized deferred debt issuance cost and accrued interest payable on these Notes. As of December 31, 2020, the outstanding principal amount of these Notes was $53 million, unamortized deferred debt issuance cost was $1 million, and accrued interest payable was $1 million. The net interest expense for the quarter and nine months ended September 30, 2021 was $238 thousand and $2 million, respectively. The net interest expense for the quarter and nine months ended September 30, 2020 was $1 million and $6 million, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter and nine months ended September 30, 2021, the Company securitized and consolidated approximately $450 million and $6.0 billion, respectively, unpaid principal balance of seasoned residential subprime mortgage loans. During the quarter and nine months ended September 30, 2020, the Company securitized and consolidated approximately $338 million and $1.9 billion, respectively, unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$424,320	$505,479
Loans held for investment, at fair value	10,382,307	11,591,598
Accrued interest receivable	48,436	53,804
Other assets	10,738	14,136
Total Assets:	$10,865,801	$12,165,017

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$92,204	$113,433
Securitized debt at fair value, collateralized by Loans held for investment	7,290,663	7,923,523
Accrued interest payable	15,452	23,677
Other liabilities	2,179	2,477
Total Liabilities:	7,400,498	8,063,110
(1) December 31, 2020 balance includes allowance for credit losses of $117 thousand.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$138,984	$171,442
Interest expense, Non-recourse liabilities of VIEs	43,525	74,753
Net interest income	$95,459	$96,689

(Increase) decrease in provision for credit losses	$(365)	$126

Servicing fees	$6,561	$8,291

	For the Nine Months ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$446,198	$515,250
Interest expense, Non-recourse liabilities of VIEs	159,666	210,198
Net interest income	$286,532	$305,052

(Increase) decrease in provision for credit losses	$(117)	$(91)

Servicing fees	$20,244	$24,673

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause, and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2021, ranged from less than $1 million to $211 million, with an aggregate amount of $1.5 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2020, ranged from less than $1 million to $190 million, with an aggregate amount of $1.6 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion and $1.3 billion at September 30, 2021 and December 31, 2020, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The Company did not have any derivative instruments as of September 30, 2021 and December 31, 2020. There were no Net gains (losses) on derivatives for the quarter ended September 30, 2021 and September 30, 2020.

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the nine months ended September 30, 2021 and September 30, 2020 is presented below.

		Net gains (losses) on derivatives for the nine months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2021	September 30, 2020
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$—	$204,611
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	—	(470,352)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	(3,611)
Treasury Futures	Net realized gains (losses) on derivatives	—	(34,700)
Swaptions	Net unrealized gains (losses) on derivatives	—	—
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$—	$(304,052)
(1) Includes loss on termination of interest rate swaps of $464 million during the nine months ended September 30, 2020.

There were no swap terminations during the quarter ended September 30, 2021. The company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the nine months ended September 30, 2020. The terminated swaps had original maturities from 2023 to 2048.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

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

The Company did not repurchase any of its common stock during the quarter ended September 30, 2021. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the nine months ended September 30, 2021. The Company did not repurchase any of its common stock during the quarter ended September 30, 2020. The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the nine months ended September 30, 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of September 30, 2021.

During the quarter and nine months ended September 30, 2021, the Company declared dividends to common shareholders of $79 million and $228 million, or $0.33 and $0.96 per share, respectively. During the quarter and nine months ended September 30, 2020, the Company declared dividends to common shareholders of $68 million and $232 million, or $0.30 and $1.10 per share, respectively.

Warrants

During the nine months ended September 30, 2021, the Company settled the $400 million financed under the senior secured, non-mark-to market credit agreement in full and the Warrant Shares became exercisable. The Company then settled the exercise of 20 million Warrant Shares in cash at a price of 90% of fair market value of the Company's common stock for $221 million.

Earnings per Share (EPS)

EPS for the quarters and nine months ended September 30, 2021 and 2020 respectively, are computed as follows:

	For the Quarters Ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$313,030	$348,891
Effect of dilutive securities:
Interest expense attributable to convertible notes	238	1,495
Net income (loss) available to common shareholders - Diluted	$313,268	$350,386

Denominator:
Weighted average basic shares	235,887,296	232,127,224
Effect of dilutive securities	4,475,306	33,219,135
Weighted average dilutive shares	240,362,602	265,346,359

Net income (loss) per average share attributable to common stockholders - Basic	$1.33	$1.50
Net income (loss) per average share attributable to common stockholders - Diluted	$1.30	$1.32

	For the Nine Months ended
	September 30, 2021	September 30, 2020
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$597,067	$(113,694)
Effect of dilutive securities:
Interest expense attributable to convertible notes	2,274	—
Net income (loss) available to common shareholders - Diluted	$599,341	$(113,694)

Denominator:
Weighted average basic shares	232,717,010	206,237,705
Effect of dilutive securities	14,641,813	—
Weighted average dilutive shares	247,358,823	206,237,705

Net income (loss) per average share attributable to common stockholders - Basic	$2.57	$(0.55)
Net income (loss) per average share attributable to common stockholders - Diluted	$2.42	$(0.55)

There were no potentially dilutive shares excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive for the quarter-ended September 30, 2021. For the quarter ended September 30, 2020 potentially dilutive shares of 906 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-

dilutive. Anti-dilutive shares for the quarter-ended September 30, 2020 were comprised of restricted stock units and performance stock units.
For the nine months ended September 30, 2021 and 2020, potentially dilutive shares of 154 thousand and 26 million, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the nine months ended September 30, 2021 were comprised of restricted stock units. Anti-dilutive shares for the nine months ended September 30, 2020 were comprised of restricted stock units and performance stock units, warrants and shares from the assumed conversion of convertible debt.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2021 and 2020:

	September 30, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(82,065)	(82,065)
Amounts reclassified from AOCI	(37,116)	(37,116)
Net current period OCI	(119,181)	(119,181)
Balance as of September 30, 2021	$438,915	$438,915

	September 30, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(97,334)	(97,334)
Amounts reclassified from AOCI	(56,021)	(56,021)
Net current period OCI	(153,355)	(153,355)
Balance as of September 30, 2020	$554,981	$554,981

The amounts reclassified from AOCI balance comprised of $37 million and $56 million net unrealized gains on available-for-sale securities sold for the nine months ended September 30, 2021 and 2020, respectively.

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

Grants of Restricted Stock Units, or RSUs
During the nine months ended September 30, 2021 and 2020, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 51 thousand and 296 thousand RSU awards during the quarter and nine months ended September 30, 2021, with a grant date fair value of $1 million and $4 million, respectively. The Company granted 306 thousand RSU awards during the nine months ended September 30, 2020, with a grant date fair value of $4 million.

In addition, during the nine months ended September 30, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2021 and 2020 include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares which will vest. During the nine months ended September 30, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the nine months ended September 30, 2020, the Company granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock based compensation expenses of $2 million for the quarters ended September 30, 2021 and 2020. The Company recognized stock based compensation expenses of $9 million and $7 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended September 30, 2021, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended September 30, 2021 and 2020, was $92 thousand, respectively. For the nine months ended September 30, 2021 and 2020, the 401(k) expenses were $328 thousand and $358 thousand, respectively.

14. Income Taxes

For the quarter ended September 30, 2021 and the year ended December 31, 2020, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded current income tax expense of $1 million for the quarter ended September 30, 2021 and current income tax expense of $5 million for the nine months ended September 30, 2021. There were no significant income tax expenses for the quarter and nine months ended September 30, 2020.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing part to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. As of September 30, 2021, the Company is not a party to any derivative instrument and not subject to this risk.

The Company had $3.8 billion and $4.6 billion of secured financing agreements that are subject to such arrangements and can potentially be offset on the consolidated statement of financial condition as of September 30, 2021 and December 31, 2020, respectively. These amounts were not offset in consolidated statement of financial position as of September 30, 2021 and December 31, 2020 against any assets or liabilities. The Company had $5.0 billion and $6.7 billion of financial instruments, and $10 million and $42 million of cash collateral pledged against those secured financing agreements as of September 30, 2021 and December 31, 2020, respectively, and were not offset with the secured financing agreements. The Company had net amount at risk of $1.2 billion and $2.1 billion as of September 30, 2021 and December 31, 2020, respectively.

16. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.

17. Subsequent Events

Subsequent to September 30, 2021, the Company exercised its call option to retire securitized debt, collateralized by
Loans held for investment with an unpaid principal amount of $22 million at par.

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

Special Note Regarding COVID-19 pandemic

During the first nine months of 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during previous year. However, there is still uncertainty about the future of COVID-19 and the Delta variant and it impacts on our business, operations, personnel, or the U.S. economy as a whole. Any forecasts in this regard would be highly uncertain and could not be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At September 30, 2021, based on the fair value of our interest earning assets, approximately 81% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 7% of our investment portfolio was Agency MBS. At December 31, 2020, based on the fair value of our interest earning assets, approximately 77% of our investment portfolio was residential mortgage loans, 13% of our investment portfolio was Non-Agency RMBS, and 10% of our investment portfolio was Agency MBS.

We use leverage to increase returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources including, when available, securitizations, warehouse facilities, repurchase agreements, structured asset financing and offerings of our securities. We may manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, swaptions and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of September 30, 2021, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We expect to adjust our strategy to changing market conditions by shifting our asset allocations across these various asset classes as interest rate and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Market Conditions and our Strategy
At the start of third quarter 2021, the market reflected an expectation of continued strong economic recovery from the pandemic with increase in vaccine roll outs, business re-openings and increased travel. However, by the end of the quarter there were signs of increased volatility in the markets with growing anxiety around delta variant of COVID-19, inflation, supply-chain concerns, staffing shortages and debt ceiling discussion. The treasury yields decreased to start the quarter but increased at quarter end with concerns around higher inflation. All things considered, residential credit portfolio asset prices held up well during the quarter ended September 30, 2021 and yields on real estate assets continued to decrease over the period with investors continuing to search for yields. Given the low interest rate environment, strong house price appreciations and tight credit spreads, our residential credit portfolio experienced significant appreciation during the quarter ended September 30, 2021.

Our investment activity remained robust during the quarter with purchases of an additional $583 million of seasoned re-performing loans, or RPLs. In addition, we have purchased an additional $147 million of RPLs that settled in October. The significant purchases during the quarter highlights our ability to acquire assets in the current competitive market.

We took advantage of a low-rate environment and demand for securitized assets to call the CMLTI 2017-RP2 securitization during the quarter ended September 30, 2021. The face amount of the securitized loans that were called totaled $261 million; $180 million of the loans acquired through the collapse were placed in a new loan securitization at lower rates, which reduced our financing cost. Our average cost of debt at time of collapse on the CMLTI 2017-RP2 securitization was 3.9%.

On August 25, 2021, we sponsored CIM 2021-R5, a $450 million securitization of seasoned reperforming residential mortgage loans. Securities issued by CIM 2021-R5, with an aggregate balance of approximately $383 million, were sold in a private placement to institutional investors. These senior securities represented approximately 85% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $68 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans at any time beginning in August 2024. Our average cost of debt of this securitization is 2.0%.

In addition, we sponsored our first Agency-eligible investor loan securitization of 2021, of approximately $435 million of CIM 2021-INV1 in August. We retained subordinate interests in securities with an aggregate balance of approximately $26 million and certain interest-only securities. The securitization has a 10% clean-up call and is rated by Moody’s and Kroll.

We continued to add to our business purpose loan portfolio by acquiring $115 million of additional loans with a weighted average yield of 7.6%. This brings total business purpose loan acquisitions for 2021 up to $318 million. We continue to look for opportunities to increase our acquisition of high coupon business purpose loans.

Delinquency rates have continued to drop as economic conditions and unemployment rates have continued to improve. Despite improving market conditions, there is still significant uncertainty and risks related to the COVID-19 pandemic and the risk of new variants which appear to be more infectious. See “Form 10-K Part I. Item 1A Risk Factors” for additional details on the COVID-19 pandemic's impact on our business. In particular, our residential mortgage loans and non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have been working remotely since March 2020 and expect that to continue. We have the technology in place for all employees to work remotely with limited change in normal working patterns. We have exercised our business continuity plans effectively to date, with limited operational impact.

During the quarter our remaining balance of $21 million of convertible debt reflected as Long term Debt on our Balance sheet was extinguished. We bought back $16 million of outstanding debt at a conversion price of $37 million. In addition, convertible debt of $5 million was converted to common equity (842,145 new shares issued).

Our book value per common share was $12.32 as of September 30, 2021, up from $11.45 as of June 30, 2021, based on a number of factors including the purchase of new asset, appreciation of residential credit portfolio as highlighted in the opening section and conversion of some long-term debt to common stock. Our book value is based on September 30, 2021, issued and outstanding common shares.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters and nine months ended September 30, 2021 and 2020.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net interest income:
Interest income (1)	$220,579	$247,905	$716,384	$794,094
Interest expense (2)	71,353	124,557	260,029	395,897
Net interest income	149,226	123,348	456,355	398,197

Increase (decrease) in provision for credit losses	(386)	(1,650)	(58)	167

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	—	—	201,000
Realized gains (losses) on terminations of interest rate swaps	—	—	—	(463,966)
Net realized gains (losses) on derivatives	—	—	—	(41,086)
Net gains (losses) on derivatives	—	—	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	239,524	260,766	545,643	(172,042)
Net realized gains (losses) on sales of investments	—	65,041	45,313	167,275
Gains (losses) on extinguishment of debt	(25,622)	(55,794)	(284,535)	(55,338)
Total other gains (losses)	213,902	270,013	306,421	(364,157)

Other expenses:
Compensation and benefits	12,694	10,287	35,363	33,476
General and administrative expenses	5,300	6,236	16,672	17,335
Servicing and asset manager fees	9,297	9,473	27,659	30,074
Transaction expenses	3,432	1,624	25,614	11,239
Total other expenses	30,723	27,620	105,308	92,124
Income (loss) before income taxes	332,791	367,391	657,526	(58,251)
Income taxes	1,323	62	5,146	130
Net income (loss)	$331,468	$367,329	$652,380	$(58,381)

Dividends on preferred stock	18,438	18,438	55,313	55,313

Net income (loss) available to common shareholders	$313,030	$348,891	$597,067	$(113,694)

Net income (loss) per share available to common shareholders:
Basic	$1.33	$1.50	$2.57	$(0.55)
Diluted	$1.30	$1.32	$2.42	$(0.55)

Weighted average number of common shares outstanding:
Basic	235,887,296	232,127,224	232,717,010	206,237,705
Diluted	240,362,602	265,346,359	247,358,823	206,237,705

Dividends declared per share of common stock	$0.33	$0.30	$0.96	$1.10

(1) Includes interest income of consolidated VIEs of $138,984 and $171,442 for the quarters ended September 30, 2021 and 2020, respectively, and $446,198 and $515,250 for the nine months ended September 30, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $43,525 and $74,753 for the quarters ended September 30, 2021 and 2020, respectively, and $159,666 and $210,198 for the nine months ended September 30, 2021 and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

Results of Operations for the Quarters and Nine Months Ended September 30, 2021 and 2020

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.
For the quarter ended September 30, 2021, our net income available to common shareholders was $313 million, or $1.33 per average basic common share, compared to a net income of $349 million, or $1.50 per average basic common share, for the same period in 2020. The lower net income available to common shareholders for the quarter ended September 30, 2021, as compared to the same period of 2020, was primarily driven by no realized gains on sales of investments and lower unrealized gains on financial instruments at fair value, which was partially offset by higher net interest income and lower losses on extinguishment of debt. During the quarter ended September 30, 2021, we had net interest income of $149 million and unrealized gains on financial instruments at fair value of $240 million, partially offset by losses on extinguishment of debt of $26 million and other expenses of $31 million.

For the nine months ended September 30, 2021, our net income available to common shareholders was $597 million, or $2.57 per average basic common share, compared to a net loss of $114 million, or $0.55 per average basic common share, for the same period in 2020. The higher net income available to common shareholders for the nine months ended September 30, 2021, as compared to same period of 2020, was primarily driven by lower interest expense due to lower funding rates, improvements in our portfolio's asset prices due to continuing recovery in financial markets and no hedge losses. During the nine months ended September 30, 2021, we had unrealized gains on financial instruments at fair value of $546 million and net interest income of $456 million, partially offset by losses on extinguishment of debt of $285 million and other expenses of $105 million. Additionally, there were no losses on derivatives for the nine months ended September 30, 2021, as compared to a $304 million net losses on derivatives for the same period in 2020.

Interest Income

The changes in our interest income for the quarter and nine months ended September 30, 2021, as compared to the same period in 2020, were primarily driven by the selling of our Agency RMBS portfolio and reducing our Agency CMBS and Loans held for investment portfolios during 2020, and prepayment penalties and early paydowns received during 2021.

Interest income decreased by $27 million, or 11%, to $221 million for the quarter ended September 30, 2021, as compared to $248 million for the same period in 2020. We reduced our average interest earning asset balances for the quarter ended September 30, 2021 by $2.5 billion to $14.0 billion as compared to $16.5 billion from the quarter ended September 30, 2020 to respond to market conditions driven by COVID-19 disruption. The reduction in our Loans held for investment and Agency CMBS portfolios reduced our interest income earned on Loans held for investment by $20 million and Agency CMBS by $6 million for the quarter ended September 30, 2021, as compared to the same period in 2020. This decrease was partially offset by an increase in prepayment penalties received of $5 million on Agency CMBS portfolio during the quarter ended September 30, 2021, as compared to the same period in 2020.

For the nine months ended September 30, 2021, interest income decreased by $78 million, or 10%, to $716 million as compared to $794 million for the same period of 2020. We reduced our average interest earning asset balances by $4.4 billion to $14.6 billion as compared to $19.0 billion from the same period of 2020 to respond to market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio and reduction in our Loans held for investment, Agency CMBS, and Non-Agency RMBS portfolios reduced our interest income earned on Loans held for investment by $49 million, Agency RMBS by $43 million, Agency CMBS by $25 million, and Non-Agency RMBS by $17 million for the nine months ended September 30, 2021, as compared to the same period in 2020. This decrease was partially offset by an increase in prepayment penalties and early paydowns received of $57 million on Agency CMBS and Non-Agency RMBS portfolios during the nine months ended September 30, 2021, as compared to the same period in 2020.

Interest Expense

The changes in our interest expense for the quarter and nine months ended September 30, 2021, as compared to the same period in 2020, were primarily driven by our de-levering efforts to reduce secured financing agreements balances, lower financing rates on secured financing agreements and calls of our higher rate securitized debt financing, replacing it with lower rates currently available.

Interest expense decreased by $53 million, or 43%, to $71 million for the quarter ended September 30, 2021, as compared to $125 million for the same period in 2020. During the quarter ended September 30, 2021 we reduced our average interest bearing liability balances by $2.1 billion to $11.9 billion, as compared to $14.0 billion from the same period of 2020.

During the quarter ended September 30, 2021 interest expense on securitized debt decreased by $29 million and the average cost of funding on this same debt decreased by 120 basis points as compared to the same period of 2020. Additionally, due to lower average balances and financing rates our interest expense on secured financing agreements collateralized by Non-Agency RMBS and Loans held for investment decreased by $11 million and $11 million, respectively, as compared to the same period of 2020.

For the nine months ended September 30, 2021, interest expense decreased by $136 million, or 34%, to $260 million as compared to $396 million for the same period of 2020. During the nine months ended September 30, 2021 we reduced our average interest bearing liability balances by $4.0 billion to $12.5 billion, as compared to $16.5 billion, from the same period of 2020. During the nine months ended September 30, 2021 interest expense on securitized debt decreased by $43 million and the average cost of funding on this same debt decreased by 70 basis points as compared to the same period of 2020. Additionally, due to lower average balances and financing rates our interest expense on secured financing agreements collateralized by Agency RMBS, Agency CMBS, Non-Agency RMBS and Loans held for investment decreased by $27 million, $15 million, $23 million and $31 million, respectively, as compared to the same period of 2020.

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

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2021	$220,579	$71,353	$—	$(239)	$71,114	$149,226	$—	$220	$149,446
For the Quarter Ended June 30, 2021	$252,677	$80,610	$—	$(959)	$79,651	$172,067	$—	$936	$173,003
For the Quarter Ended March 31, 2021	$243,127	$108,066	$—	$(1,076)	$106,990	$135,061	$—	$1,065	$136,126
For the Quarter Ended December 31, 2020	$236,156	$120,285	$—	$(1,197)	$119,088	$115,871	$—	$1,177	$117,048
For the Quarter Ended September 30, 2020	$247,905	$124,557	$—	$(1,495)	$123,062	$123,348	$—	$1,487	$124,835
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

	For the Quarter Ended
	September 30, 2021			September 30, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$108,341	$190	0.7%	$127,273	$495	1.6%
Agency CMBS	998,132	23,933	9.6%	1,770,009	25,571	5.8%
Non-Agency RMBS	1,449,681	50,688	14.0%	1,692,702	56,311	13.3%
Loans held for investment	11,462,652	145,749	5.1%	12,943,898	165,520	5.1%
Total	$14,018,806	$220,560	6.3%	$16,533,882	$247,897	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$38,620	$65	0.7%	$76,755	$208	1.1%
Agency CMBS	864,569	347	0.2%	1,680,566	1,141	0.3%
Non-Agency RMBS	826,989	6,822	3.3%	1,171,542	17,495	6.0%
Loans held for investment	2,094,438	16,434	3.1%	2,340,689	27,814	4.8%
Securitized debt	8,077,753	47,446	2.3%	8,711,513	76,404	3.5%
Total	$11,902,369	$71,114	2.4%	$13,981,065	$123,062	3.5%

Economic net interest income/net interest rate spread		$149,446	3.9%		$124,835	2.5%

Net interest-earning assets/net interest margin	$2,116,437		4.3%	$2,552,817		3.0%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.18

(1) Interest-earning assets at amortized cost

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$111,999	$853	1.0%	$1,938,633	$43,840	3.0%
Agency CMBS	1,163,165	80,526	9.2%	2,044,301	66,431	4.3%
Non-Agency RMBS	1,508,973	176,204	15.6%	1,777,322	174,840	13.1%
Loans held for investment	11,833,925	458,748	5.2%	13,282,570	507,677	5.1%
Total	$14,618,062	$716,331	6.5%	$19,042,826	$792,788	5.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities(2):
Secured financing agreements collateralized by:
Agency RMBS	$54,242	$331	0.8%	$1,808,703	$27,550	2.0%
Agency CMBS	1,040,018	1,223	0.2%	1,967,103	15,847	1.1%
Non-Agency RMBS	903,742	26,918	4.0%	1,267,104	49,568	5.2%
Loans held for investment	2,112,853	57,133	3.6%	3,072,213	88,043	3.8%
Securitized debt	8,394,680	172,151	2.7%	8,402,752	215,388	3.4%
Total	$12,505,535	$257,756	2.7%	$16,517,875	$396,396	3.2%

Economic net interest income/net interest rate spread		$458,575	3.8%		$396,392	2.4%

Net interest-earning assets/net interest margin	$2,112,527		4.2%	$2,524,951		2.8%

Ratio of interest-earning assets to interest bearing liabilities	1.17			1.15

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $24 million to $149 million for the quarter ended September 30, 2021 from $125 million for the same period of 2020. Our Economic net interest income increased by $63 million to $459 million for the nine months ended September 30, 2021 from $396 million for the same period of 2020. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 140 basis points for the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 130 and 140 basis points for the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. Our Average net interest-earning assets decreased by $436 million to $2.1 billion for the quarter ended September 30, 2021, compared to $2.6 billion for the same period of 2020. Our Average net interest-earning assets decreased by $412 million to $2.1 billion for the nine months ended September 30, 2021, compared to $2.5 billion for the same period of 2020. The increase in our net interest rate spread is primarily due to the change in our portfolio composition and a combination of prepayment penalties and early paydowns received on our Agency CMBS and Non-Agency RMBS portfolios during quarter and nine months ended September 30, 2021. We sold lower yielding Agency assets and retained higher yielding Non-Agency RMBS and Loans held for investment. Following the sale of our Agency RMBS portfolio and reduction in our Agency CMBS and Loans held for investment, we have worked to replace higher cost funding with more efficient and lower cost financing during nine months ended September 30, 2021.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2021	$11,902,369	$71,114	2.39%	0.09%	0.13%	(0.04)%
For the Quarter Ended June 30, 2021	$12,422,089	$79,651	2.56%	0.10%	0.16%	(0.06)%
For the Quarter Ended March 31, 2021	$13,148,481	$106,990	3.25%	0.12%	0.20%	(0.08)%
For the Quarter Ended December 31, 2020	$13,296,177	$119,088	3.58%	0.15%	0.22%	(0.07)%
For the Quarter Ended September 30, 2020	$13,981,065	$123,062	3.52%	0.16%	0.25%	(0.09)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $2.1 billion for the quarter ended September 30, 2021, as compared to the same period of 2020. Economic interest expense decreased by $52 million for the quarter ended September 30, 2021, as compared to the same period of 2020. The decrease in average interest-bearing liabilities and Economic interest expense is a result of the decrease in the amount of our secured financing agreements, the decrease in average one-month and three-month LIBOR, and replacing our higher cost securitized debt with lower cost securitized debt. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarters ended September 30, 2021 and 2020, we recorded a decrease in provision for credit losses of $386 thousand and $2 million, respectively. The decrease in provision for credit losses was primarily driven by a decrease in expected losses and delinquencies during the quarter ended September 30, 2021 as compared to the same period of 2020.

For the nine months ended September 30, 2021 and 2020, we recorded a decrease in provision for credit losses of $58 thousand, and an increase in provision for credit losses of $167 thousand, respectively. The decrease in provision for credit losses for the nine months ended September 30, 2021 was primarily driven by lower expected losses and delinquencies as compared to the same period of 2020.

Net Gains (losses) on derivatives

We did not have any derivative positions during the quarter and nine months ended September 30, 2021. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the nine months ended September 30, 2020 on these economic hedges in our presentation of Economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. We had no net gains (losses) on derivatives instruments for the quarter and nine months ended September 30, 2021. We had no net gains (losses) on derivative instruments for the quarter ended September 30, 2020 and $304 million net losses on derivative instruments for the nine months ended September 30, 2020.

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the nine months ended September 30, 2020. The terminated swaps had original maturities from 2023 to 2048. We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $35 million on our short Treasury futures positions for the nine months ended September 30, 2020. The realized loss on Treasury futures was driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our Economic interest expense and Economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The continued recovery of financial markets as well as the relatively lower interest rates helped asset pricing, primarily in our Non-Agency and Loans held for investment portfolios. We recorded Net unrealized gains on financial instruments at fair value of $240 million and $546 million for the quarter and nine months ended September 30, 2021, respectively, as compared to the Net unrealized gains on financial instruments at fair value of $261 million and net unrealized losses on financial instruments at fair value of $172 million for the quarter and nine months ended September 30, 2020, respectively.

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

In response to the disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio and reduced our Agency CMBS and Non-Agency RMBS during 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the nine months ended September 30, 2021. We had no realized gains or losses on sales of investment for the quarter ended September 30, 2021. For the nine months ended September 30, 2021 we had net realized gains on sales of investments of $45 million. For the quarter and nine months ended September 30, 2020, we had net realized gains on sales of investments of $65 million and $167 million, respectively.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and nine months ended September 30, 2021 and 2020, respectively.

During the quarter ended September 30, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $189 million for $193 million. This transaction resulted in net loss on extinguishment of debt of $4 million. During the nine months ended September 30, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $260 million. We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended September 30, 2020. During the nine months ended September 30, 2020, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $147 million. This transaction resulted in a net gain on extinguishment of debt of $459 thousand.

Long Term Debt Expense

As of September 30, 2021, approximately $358 million of the Notes have been converted into approximately 55 million shares of our common stock. During the quarter ended September 30, 2021, we acquired $15.5 million of the Notes for $37 million, this transaction resulted in a loss on extinguishment of debt of $21 million. As of September 30, 2021 there was no outstanding principal amount, unamortized deferred debt issuance cost and accrued interest payable on these Notes. As of December 31, 2020, the outstanding principal amount of these Notes was $53 million, unamortized deferred debt issuance cost was $1 million, and accrued interest payable was $1 million. The net interest expense for the quarter and nine months ended September 30, 2021 was $238 thousand and $2 million, respectively. The net interest expense for the quarter and nine months ended September 30, 2020 was $1 million and $6 million, respectively.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2021	$21,426	0.54%	2.29%
For the Quarter Ended June 30, 2021	$21,148	0.52%	2.35%
For the Quarter Ended March 31, 2021	$35,074	0.82%	3.82%
For the Quarter Ended December 31, 2020	$20,741	0.47%	2.22%
For the Quarter Ended September 30, 2020	$18,147	0.40%	2.05%

Compensation and benefit costs were approximately $13 million and $10 million for the quarters ended September 30, 2021 and 2020, respectively, and $35 million and $33 million for the nine months ended September 30, 2021 and 2020. The increase in Compensation and benefit costs were primarily driven by employee severance expense.

G&A expenses were approximately $5 million and $6 million for the quarters ended September 30, 2021 and 2020. G&A expenses were $17 million for both the nine months ended September 30, 2021 and 2020, respectively. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $3 million and $2 million for the quarters and $26 million and $11 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in transaction expenses for the quarter and nine months ended September 30, 2021 is driven by higher call and securitization activity as compared to the same period of 2020.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained unchanged at $9 million for the quarters ended September 30, 2021 and 2020. For the nine months ended September 30, 2021 and 2020, servicing fees were $28 million and $30 million, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Earnings available for distribution

Commencing with the quarter ended September 30, 2021, we will no longer report our non-GAAP measure of core earnings (and by calculation, core earnings per adjusted diluted common share). Instead, we are reporting the new measure Earnings available for distribution (and by calculation, earnings available for distribution per adjusted diluted common share).

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, realized gains or losses on the sales of investments, gains or losses on the extinguishment of debt, interest expense on long term debt, changes in the provision for credit losses, and transaction expenses incurred. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense.

As defined, Earnings available for distribution is the economic net interest income, as defined previously, reduced by compensation and benefits expenses (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing and asset manager fees, income tax benefits or expenses incurred during the period, as well as the preferred dividend charges. We view Earnings available for distribution as a consistent measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our board of directors uses to determine the amount, if any, of dividends on our common stock. In addition, Earnings available for distribution is different than REIT taxable income and the determination of whether the Company has met the requirement to distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its stockholders in order to maintain qualification as a REIT is not based on Earnings available for distribution. Therefore, Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay, because Earnings available for distribution excludes certain items that impact our cash needs. We believe Earnings available for distribution as described above helps us and investors evaluate our financial performance period over period without the impact of certain transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to Earnings available for distribution and related per average diluted common share amounts. Earnings available for distribution is presented on an adjusted dilutive shares basis. Certain prior period amounts have been reclassified to conform to the current period's presentation.

	For the Quarters Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	$313,030	$144,883	$139,153	$128,797	$348,891
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(239,524)	(36,108)	(270,012)	(61,379)	(260,766)
Net realized (gains) losses on sales of investments	—	(7,517)	(37,796)	329	(65,041)
(Gains) losses on extinguishment of debt	25,622	21,777	237,137	(919)	55,794
Interest expense on long term debt	238	959	1,076	1,197	1,495
Increase (decrease) in provision for credit losses	(386)	453	(126)	13	(1,650)
Transaction expenses	3,432	5,745	16,437	3,827	1,624
Stock Compensation expense for retirement eligible awards	(365)	(361)	661	(225)	(275)
Earnings available for distribution	$102,047	$129,831	$86,530	$71,640	$80,072

GAAP net income per diluted common share	$1.30	$0.60	$0.54	$0.49	$1.32
Earnings available for distribution per adjusted diluted common share	$0.42	$0.54	$0.36	$0.29	$0.33
The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Weighted average diluted shares - GAAP	240,362,602	241,739,536	261,435,081	264,882,701	265,346,359
Conversions from Convertible Debt	—	—	—	—	—
Non-participating Warrants	—	—	(20,282,173)	(20,278,970)	(20,277,134)
Adjusted weighted average diluted shares - Earnings available for distribution	240,362,602	241,739,536	241,152,908	244,603,731	245,069,225

Our Earnings available for distribution for the quarter ended September 30, 2021 were $102 million, or $0.42 per average diluted common share, and increased by $22 million, or $0.09 per average diluted common share, as compared to $80 million, or $0.33 per average diluted common share, for the quarter ended September 30, 2020. The increase in Earnings available for distribution was driven by higher net interest income due to prepayment penalties, early paydowns and lower interest expense driven by lower financing rate on our securitized debt and secured financing agreements during the quarter ended September 30, 2021 as compared to the same period of 2020.

Net Income (Loss) and Return on Total Stockholders' Equity

The table below shows our Net Income and Economic net interest income as a percentage of average stockholders' equity and Earnings available for distribution as a percentage of average common stockholders' equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity.  Average equity is defined as the average of our beginning and ending stockholders' equity balance for the period reported. Economic net interest income and Earnings available for distribution are non-GAAP measures as defined in previous sections.

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2021	35.47%	15.99%	14.54%
For the Quarter Ended June 30, 2021	18.16%	19.24%	19.47%
For the Quarter Ended March 31, 2021	17.16%	14.82%	12.62%
For the Quarter Ended December 31, 2020	15.76%	12.53%	10.21%
For the Quarter Ended September 30, 2020	41.43%	14.08%	12.24%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity decreased by 596 basis points for the quarter ended September 30, 2021, as compared to the same period of 2020. This decrease is driven primarily by no realized gain on sale of investments and lower unrealized asset pricing gains on our financial instruments during the quarter ended September 30, 2021 as compared to the same period of 2020. Economic net interest income as a percentage of average equity increased by 191 basis points for the quarter ended September 30, 2021 compared to the quarter ended September 30, 2020. Earnings available for distribution as a percentage of average common equity increased by 230 basis points for the quarter ended September 30, 2021 compared to the same period of 2020. This increase in Earnings available for distribution as a percentage of average common equity for the quarter ended September 30, 2021 was primarily driven by higher net interest income due to prepayment penalties and early paydowns received and lower interest expense driven by lower financing rates on secured debt and secured financing agreements.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during previous year. We focused our efforts on reducing the cost of funding by calling and resecuritizing certain of our higher rate debt with lower rates available in the financing markets. During the nine months ended September 30, 2021, on an aggregate basis, we purchased $2.8 billion of investments, sold $1.9 billion of investments and received $2.7 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
Interest earning assets at period-end (1)	$15,551,914	$17,093,949
Interest bearing liabilities at period-end	$11,828,184	$13,513,580
GAAP Leverage at period-end	3.1:1	3.6:1
GAAP Leverage at period-end (recourse)	1.0:1	1.2:1
(1) Excludes cash and cash equivalents.

	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	10.2%	10.2%	12.1%	12.6%
Senior	4.7%	5.0%	6.7%	7.5%
Subordinated	4.1%	3.6%	4.2%	3.6%
Interest-only	1.4%	1.6%	1.2%	1.5%
Agency RMBS	0.8%	0.7%	0.4%	0.5%
Pass-through	—%	—%	—%	—%
Interest-only	0.8%	0.7%	0.4%	0.5%
Agency CMBS	6.9%	10.0%	6.9%	10.2%
Project loans	6.0%	9.9%	6.0%	10.0%
Interest-only	0.9%	0.1%	0.9%	0.2%
Loans held for investment	82.1%	79.1%	80.6%	76.7%
Fixed-rate percentage of portfolio	95.3%	94.9%	94.2%	93.2%
Adjustable-rate percentage of portfolio	4.7%	5.1%	5.8%	6.8%
GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at September 30, 2021 and December 31, 2020. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,340,949	$48.75	$78.62	4.4%	17.6%	14.9%	14.2%	1.9%	2.5%	32.6%	2.8%
Subordinated	$849,256	$67.92	$76.37	3.8%	6.7%	22.5%	18.6%	0.4%	0.7%	29.4%	3.4%
Interest-only	$4,225,195	$4.77	$4.43	1.6%	12.8%	24.5%	26.1%	1.5%	2.1%	28.0%	—%
Agency RMBS
Interest-only	$1,067,557	$9.97	$6.17	1.3%	0.7%	29.8%	26.1%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$825,894	$101.87	$112.16	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,351,641	$5.60	$5.78	0.7%	5.3%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment	$11,664,695	$99.00	$107.57	5.7%	5.1%	17.8%	14.4%	0.7%	0.3%	60.3%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,560,136	$50.65	$81.90	4.5%	16.9%	13.4%	11.0%	2.8%	2.9%	47.2%	2.8%
Subordinated	$905,674	$62.46	$67.43	3.8%	6.3%	16.0%	12.5%	0.8%	0.7%	22.1%	3.3%
Interest-only	$5,628,240	$4.43	$4.66	1.5%	16.2%	27.3%	23.0%	2.1%	1.8%	27.8%	—%
Agency RMBS
Interest-only	$1,262,963	$9.41	$7.18	1.7%	1.6%	23.8%	20.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,527,621	$101.81	$112.23	4.1%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,326,665	$1.78	$1.95	0.6%	8.4%	10.0%	8.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,640,195	$98.69	$103.85	5.6%	5.2%	11.9%	9.7%	0.9%	1.2%	39.6%	N/A
(1) Bond Equivalent Yield at period- end. Weighted Average Yield is calculated using each investment's respective amortized cost.
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Balance, beginning of period	$338,024	$358,562	$409,690	$422,981	$410,447
Accretion of discount	(21,820)	(37,986)	(24,023)	(21,281)	(20,045)
Purchases	1,995	(3,453)	—	758	2,096
Sales and deconsolidation	—	(17,123)	(41,651)	98	—
Transfers from/(to) credit reserve, net	34,346	38,024	14,546	7,134	30,483
Balance, end of period	$352,545	$338,024	$358,562	$409,690	$422,981

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Balance, beginning of period	$129,053	$133,607	$157,527	$163,369	$181,865
Realized losses	(229)	(2,482)	(3,927)	(4,984)	(7,060)
Accretion	3,374	3,466	4,152	4,242	4,865
Purchased losses	1,006	3,066	—	4,007	1,338
Sold losses	—	(678)	(733)	(2,928)	—
Increase/(decrease)	(25,518)	(7,926)	(23,412)	(6,179)	(17,639)
Balance, end of period	$107,686	$129,053	$133,607	$157,527	$163,369

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Balance, beginning of period	$420,323	$448,763	$511,190	$536,016	$603,195
Realized losses	(7,641)	(13,244)	(8,512)	(14,373)	(20,501)
Accretion	4,487	4,795	3,420	5,702	6,608
Increase/(decrease) (1)	(76,738)	(19,991)	(57,335)	(16,155)	(53,286)
Balance, end of period	$340,431	$420,323	$448,763	$511,190	$536,016
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

As discussed throughout this Quarterly Report on Form 10-Q, the financial markets have continued to show improvements with continued declines in unemployment rates and a strong real estate market. During the quarter ended September 30, 2021, we observed price appreciation in our Loans held for investment and Non-Agency RMBS portfolios as delinquency rates continued to drop from prior year highs. Despite improving conditions, there is still significant uncertainty and risks related to the COVID-19 pandemic and potentially new, more infectious variants. If infection rates become more pronounced, we may experience an adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how the COVID-19 pandemic may impact our liquidity and capital resources. As discussed in greater detail above in “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing since 2020 to reduce our risk to margin calls related to shorter-term repurchase financing.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master secured financing agreements, warehouse facilities and secured financing agreements facilities with our counterparties. Because secured financing agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling forward such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and/or dispose of assets.

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

Current Period

We held cash and cash equivalents of approximately $328 million and $269 million at September 30, 2021 and December 31, 2020, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $59 million from December 31, 2020 to September 30, 2021.

Our operating activities provided net cash of approximately $410 million and $181 million for the nine months ended September 30, 2021 and 2020, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $513 million during the nine months ended September 30, 2021. For the nine months ended September 30, 2020 interest received net of interest paid was $453 million. In addition, we used cash of $464 million for payments on swap terminations, which was offset by cash received for derivative margin of $326 million and realized gains on securities of $167 million during the nine months ended September 30, 2020.

Our investing activities provided cash of $1.8 billion and $8.1 billion for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, we received cash from sale of investments of $1.9 billion primarily consisting of Loans held for investment of $1.7 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investment of $2.7 billion. This cash provided was offset in part by cash used on investment purchases of $2.8 billion, primarily consisting of Loans held for investment. During the nine months ended September 30, 2020, we received cash from sale of Agency MBS investments of $7.2 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investment of $2.3 billion. This cash provided was offset in part by cash used on investment purchases of $2.2 billion, consisting of $1.8 billion in purchases of Loans held for investment, $385 million in Agency CMBS fundings, and $23 million in Non-Agency RMBS purchases.

Our financing activities used cash of $2.2 billion and $8.1 billion for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021, our financing efforts were focused on taking advantage of a low interest rate environment to collapse and securitize debt borrowings that significantly reduce our cost of funding. During the nine months ended September 30, 2021, we primarily used cash for repayment of principal on our securitized debt of $5.9 billion, net payments on our secured financing agreements of $852 million, settlement of warrants of $221 million, and paid common and preferred dividends of $276 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $5.1 billion. During the nine months ended September 30, 2020, we used cash for net payments on our secured financing agreements of $8.8 billion, repayment of principal on our securitized debt of $1.4 billion, and paid common and preferred dividends of $310 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $2.1 billion and convertible debt issuance of $361 million.

Our recourse leverage was 1.0:1 and 1.2:1 at September 30, 2021 and at December 31, 2020, respectively. The reduction in recourse leverage was a result of our continuing efforts to de-lever our financial position reducing our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At September 30, 2021 and December 31, 2020, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	September 30, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	—% - —%	$—	NA	NA
1 to 29 days	1,005,444	0.37%	0.11% - 1.82%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	109,436	1.62%	1.62% - 1.62%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	245,058	1.62%	1.28% - 1.68%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	455,938	1.78%	1.41% - 1.99%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	526,398	1.84%	0.90% - 2.34%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	899,381	3.59%	0.94% - 4.38%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	261,999	3.06%	3.04% - 3.09%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	284,682	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$3,788,336	2.20%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $3 million and $8 million of deferred financing cost as of September 30, 2021 and December 31, 2020, respectively.

Average remaining maturity of Secured financing agreements secured by:
	September 30, 2021	December 31, 2020
Agency RMBS (in thousands)	4 days	12 days
Agency CMBS (in thousands)	13 days	11 days
Non-Agency RMBS and Loans held for investment (in thousands)	316 days	458 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have stabilized, or even declined, during 2021 as markets have continued to show improvement and liquidity has become more available. At September 30, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 5.7% and Non-Agency RMBS and Loans held for investment was 26.7%. At December 31, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 25.0%, Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 31.8%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of September 30, 2021, we have entered into $1.3 billion of financing arrangements for which the collateral can not be adjusted changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreement as non mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by non-agency collateral, which tends to have increased volatile price changes during periods of market stress. We believe these non-MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At September 30, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.2% and Non-Agency MBS and Loans held for investment was 2.8%. At December 31, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 0.9%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 4.8%.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end

Quarter End September 30, 2021	$3,824,615	$3,788,336
Quarter End June 30, 2021	$3,792,547	$3,554,428
Quarter End March 31, 2021	$4,560,057	$4,045,912
Quarter End December 31, 2020	$4,665,324	$4,636,847
Quarter End September 30, 2020	$5,269,553	$4,700,037

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2021 and December 31, 2020, the carrying value of our total interest-bearing debt was approximately $11.8 billion and $13.5 billion, respectively, which represented a leverage ratio of approximately 3.1:1 and 3.6:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2021, we had secured financing agreements with 13 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of September 30, 2021 and December 31, 2020, we had $5.0 billion and $6.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity. When we renew our secured financing agreements, there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of the COVID-19 pandemic.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2021:

September 30, 2021
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	9	2,499,895	972,828
Japan	1	848,400	203,313
Canada	1	217,969	46,150
Netherlands	1	147,317	4,495
South Korea	1	74,755	3,295
Total	13	$3,788,336	$1,230,081
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceed internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At September 30, 2021, we did not have any exposure to a counterparty which exceeded 10% of our equity.

At September 30, 2021, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any common stock during the quarter ended September 30, 2021. We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the nine months ended September 30, 2021. We did not repurchase any of our common stock during the quarter ended September 30, 2020.

During the nine months ended September 30, 2020, we repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million.

During the nine months ended September 30, 2021, we issued approximately 6 million shares of our common stock upon conversion of the $37 million Notes. During the year ended December 31, 2020, we issued approximately 49 million shares of our common stock upon conversion of the $321 million Notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

During the quarter and nine months ended September 30, 2021, we declared dividends to common shareholders of $79 million and $228 million, or $0.33 and $0.96 per share, respectively. During the quarter and nine months ended September 30, 2020, we declared dividends to common shareholders of $68 million and $232 million, or $0.30 and $1.10 per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively. We declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2020, respectively.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the nine months ended September 30, 2021 and 2020, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 51 thousand and 296 thousand RSU awards during the quarter and nine months ended September 30, 2021, with a grant date fair value of $1 million and $4 million, respectively. We granted 306 thousand RSU awards during the nine months ended September 30, 2020, with a grant date fair value of $4 million .
In addition, during the nine months ended September 30, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the firs quarter of 2021 and 2020 include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares which will vest. During the nine months ended September 30, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the nine months ended September 30, 2020, we granted 135 thousand PSU awards to senior management with a grant date fair value of $3 million.

At September 30, 2021 and December 31, 2020, there were approximately 2.7 million and 2.1 million unvested shares of RSUs and PSUs issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2021 and December 31, 2020. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,241,655	$261,999	$284,682	$—	$3,788,336
Securitized debt, collateralized by Non-Agency RMBS	7,192	2,780	1,080	123	11,175
Securitized debt at fair value, collateralized by Loans held for investment	2,060,769	2,934,030	1,711,625	1,187,388	7,893,812
Interest expense on MBS secured financing agreements (1)	7,936	623	1,407	—	9,966
Interest expense on securitized debt (1)	174,559	228,843	119,143	91,228	613,773
Total	$5,492,111	$3,428,275	$2,117,937	$1,278,739	$12,317,062
(1) Interest is based on variable rates in effect as of September 30, 2021.

December 31, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,598,173	$642,696	$395,978	$—	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS	13,552	11,229	1,589	305	26,675
Securitized debt at fair value, collateralized by Loans held for investment	1,837,055	2,819,646	1,774,273	2,170,253	8,601,227
Interest expense on MBS secured financing agreements (1)	19,177	2,743	2,018	—	23,938
Interest expense on securitized debt (1)	265,516	364,443	217,727	270,046	1,117,732
Total	$5,733,473	$3,840,757	$2,391,585	$2,440,604	$14,406,419
(1) Interest is based on variable rates in effect as of December 31, 2020.

Not included in the table above are the unfunded construction loan commitments of $37 million and $106 million as of September 30, 2021 and December 31, 2020, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

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

Capital Expenditure Requirements

At September 30, 2021 and December 31, 2020, we had no material commitments for capital expenditures.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in accordance with GAAP, which requires the use of estimates and assumptions. Management has discussed and reviewed the development, selection, and disclosure of critical accounting estimates with the Company’s Audit Committee. Management believes that the most critical accounting policies and estimates, since these estimates require significant judgment, are interest income, provision for credit losses on Agency MBS, Non-Agency RMBS and residential mortgage loans, the determination of the appropriate accounting model for Non-Agency RMBS and the impact of default and prepayment assumptions on RMBS fair value measurements. Financial results could be materially different if other methodologies were used or if management modified its assumptions.

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

If the effects of the COVID-19 pandemic result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses. The future effects of the COVID-19 pandemic on economic activity could negatively affect the timing and amount of principal and interest payments on our existing investments as mortgage holder may have difficulty making payments contractually due. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2020 for more information on how the COVID-19 pandemic may impact the credit quality of our mortgage-related assets.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2021 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2021
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	1.59%	4.36%
-50 Basis Points	1.23%	2.60%
Base Interest Rate	—	—
+50 Basis Points	(2.77)%	(2.05)%
+100 Basis Points	(5.50)%	(4.61)%
(1) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2021. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2021
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$178,656	$519,744	$65,891	$14,801,831	$15,566,122
Cash equivalents	328,455	—	—	—	328,455
Total rate sensitive assets	$507,111	$519,744	$65,891	$14,801,831	$15,894,577

Rate sensitive liabilities	5,279,009	6,456,970	—	—	11,735,979
Interest rate sensitivity gap	$(4,771,898)	$(5,937,226)	$65,891	$14,801,831	$4,158,598

Cumulative rate sensitivity gap	$(4,771,898)	$(10,709,124)	$(10,643,233)	$4,158,598

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(30)%	(67)%	(67)%	26%

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

Cybersecurity Risk

We have a suite of controls including technology hardware and software solutions, regular testing of resiliency of our systems including penetration and disaster recovery testing as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

The Company has been operating remotely since the middle of March 2020. While we feel our remote work environment is secure, cybersecurity attacks have increased in an attempt to breach our system and take advantage of employees working from home. The technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. We have not had a cybersecurity breach and maintain vigilance around our technology platforms, but there is no assurance that all cybersecurity risks will be mitigated.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer, Chief Financial Officer and the Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the third quarter of 2021.

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2020. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2020.

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

3.7	Certificate of Correction, dated as of September 10, 2021 (filed as Exhibit 3.7 to the Company's Report on Form 8-K files on September 13, 2021 and incorporated herein by reference)
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

31.1	Certification of Mohit Marria, Chief Executive Officer and Chief Investment Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Mohit Marria, Chief Executive Officer and Chief Investment Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Mohit Marria
Mohit Marria
(Chief Executive Officer and Chief Investment Officer
and Principal Executive Officer of the registrant)
Date: November 3, 2021

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
(Chief Financial Officer and Principal Financial Officer
of the registrant)
Date: November 3, 2021