Form 10-K
period 2021-12-31
CHIMERA INVESTMENT CORP
filed 2022-02-17
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland		26-0630461
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification Number)

630 Fifth Avenue, Ste 2400
New York,	New York	10111
(Address of Principal Executive Offices)		(Zip Code)

(888) 895-6557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRD	New York Stock Exchange
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
Yes ☐ No ☑

At June 30, 2021, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,465,970,056 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2022 was 236,953,501.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

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
•prepayments of the mortgage and other loans underlying our mortgage-backed securities, or MBS, or other asset-backed securities, or ABS;
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

Special Note Regarding COVID-19 pandemic

During the year ended December 31, 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during previous year. However, there is still uncertainty about the future of COVID-19 and the Delta and Omicron variants and its impact on our business, operations, personnel, or the U.S. economy as a whole. Any forecasts in this regard would be highly uncertain and could not be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Annual Report on Form 10-K. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption ‘‘Risk Factors’’ in this Form 10-K for fiscal year ended December 31, 2021. If a change occurs, our business, financial condition, liquidity, results of operations and prospects may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1.    Business

The Company

We are a publicly traded REIT that is primarily engaged in the business of investing directly or having a beneficial interest in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. We use leverage to increase potential returns while managing the difference, or spread, between longer duration assets and shorter duration financing. Our principal business objective is seeking to provide an opportunity for stockholders to realize attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return. We were incorporated in Maryland on June 1, 2007 and commenced operations on November 21, 2007.

Our Investment Strategy

Our principal business objective is seeking to provide an opportunity to stockholders to realize attractive risk-adjusted returns. We intend to achieve this objective by investing in a diversified investment portfolio of residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, real estate-related securities and various other real estate-related asset classes. The MBS and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes. Subject to maintaining our REIT status and exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We update the execution of our strategy to changing market conditions by shifting our asset allocations across various asset classes as interest rate and credit cycles change over time.  We believe that our strategy will provide us an opportunity to pay dividends throughout changing market cycles.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources, including securitizations, warehouse facilities and repurchase agreements. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

Currently, we focus our investment activities primarily on acquiring and securitizing pools of residential mortgage loans and, when we believe market or other conditions are favorable, exercising call options on existing securitizations to acquire the underlying mortgage loans and use additional securitization to re-finance those called mortgage loans at lower rates and/or more efficient leverage. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, or the Risk Retention Rules, which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of COVID-19 pandemic.” discussion in Item 1A “Risk Factors” section for more details. We generally finance these subordinate securities with secured financing agreements. The securities we do not retain are typically sold through securities underwriters. Other than the Risk Retention Rules, there is no limit on the amount we may retain of these below-investment-grade subordinate certificates. As discussed below, during 2021 our use of leverage with respect to the retained securities from the securitizations we sponsored remained low and we have entered into several new non-mark-to-market facilities to finance these retained securities.

In addition, we have purchased business purpose loans. We believe these business purpose loans have strengthened our portfolio in 2021 because they are short duration assets and have a high average coupon, providing an attractive risk reward profile in times of rate volatility. Currently, we do not use term securitization to finance business purpose loans because of their short duration. We currently finance these loans using repurchase facilities, but we may look to finance these loans with revolving securitization structures in the future.

Our Securitization Programs

We currently have the following four securitization programs: Our “J” program securitizes jumbo prime residential mortgage loans; Our “INV” program securitizes Agency-eligible investor mortgage loans; Our “NR” program securitizes seasoned residential mortgage loans that are not eligible to be securitized in Real Estate Mortgage Investment Conduit, or REMIC, transactions; and our “R” program, our most active program, securitizes seasoned reperforming mortgage loans, whether newly acquired from a third party or upon the exercise of a call option, in a REMIC transaction.

“J” and “INV” Rated Programs. The securities issued in our “J” and “INV” securitizations are rated by one or more nationally recognized statistical ratings organizations, or NRSRO. The loans for our “J” program are “qualified mortgage loans” and therefore the related securitizations are not subject to the Risk Retention Rules, and we typically do not retain any securities related to this program. Our “INV” securitizations are subject to the Risk Retention Rules and we retain subordinate securities to meet our risk retention obligations. Under Generally Accepted Accounting Principles, or GAAP, we do not consolidate the assets and liabilities of the securitization entities related to our “J” and “INV” securitization programs. During 2021, we sponsored three “J” securitizations and one “INV” securitization. The table below sets forth certain information about our “J” and “INV” securitization that were outstanding at December 31, 2021.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
	(dollars in thousands)
CIM 2021-J1	$404,776	$404,776	$—	$351,434	$351,434	$—
CIM 2021-J2	479,741	479,741	—	407,690	407,690	—
CIM 2021-J3	320,267	320,267	—	308,309	308,309	—
CIM 2021-INV1	434,668	408,153	26,515	412,327	386,030	26,297
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

“R” and “NR” Non-Rated Programs. The securities issued in our “R” and “NR” securitizations are generally not rated and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. During 2021, we sponsored six “R” securitizations and four “NR” securitization. We are generally required under GAAP to consolidate the assets and liabilities of the “NR” and “R” securitization entities for financial reporting purposes. Each of the consolidated entities is independent of us and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor or depositor) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
	(dollars in thousands)
CIM 2021-R1	$2,098,584	$1,783,797	$314,787	$1,708,482	$1,388,441	$314,787
CIM 2021-NR1	232,682	162,877	69,805	193,889	122,204	71,684
CIM 2021-R2	1,497,213	1,272,631	224,582	1,226,182	998,920	224,582
CIM 2021-NR2	240,425	180,318	60,107	209,200	148,276	60,924
CIM 2021-R3	859,735	730,775	128,960	726,037	596,061	128,960
CIM 2021-NR3	117,373	82,161	35,212	101,194	67,331	33,864
CIM 2021-R4	545,684	463,831	81,853	483,028	400,834	81,853
CIM 2021-R5	450,396	382,836	67,560	429,694	362,334	67,360
CIM 2021-R6	353,797	336,284	17,513	327,847	310,333	17,513
CIM 2021-NR4	167,596	125,747	41,849	163,195	122,167	41,028
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

Our Investment Portfolio

At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS. At December 31, 2020, based on the fair value of our interest earning assets, approximately 77% of our investment portfolio was residential mortgage loans, 13% of our investment portfolio was Non-Agency RMBS, and 10% of our investment portfolio was Agency MBS.

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the significant change in the composition of our assets during 2021 relates primarily to the acquisition of seasoned re-performing loans, or RPLs, and business purpose loans. In addition, we took advantage of the low rate environment during 2021 and demand for senior Non-agency RMBS to call and terminate loan securitizations and issued new loan securitizations at lower rates, which significantly reduced our cost of funding.

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage Loans

We invest in residential mortgage loans (mortgage loans secured by residential real property) through secondary market purchases from banks, non-bank financial institutions, and the Agencies. These mortgage loans are secured primarily by residential properties in the United States. Our residential mortgage loan portfolio is comprised primarily of seasoned reperforming residential mortgage loans. Our seasoned reperforming loan portfolio is primarily comprised of loans seasoned over 120 months typically with higher loan-to-value ratios and spottier pay histories.

Our residential mortgage loan portfolio also includes business purpose loans. Our business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property typically will be either (i) sold by the borrower or, (ii) refinanced by the borrower who may then subsequently sell or rent the property. Most, but not all, of the properties securing our business purpose loans are residential, and a portion of the loan is used to cover renovation costs. Our business purpose loans are included as a part of our Loans held for investment portfolio and are carried at fair value. Our business purpose loans tend to be short duration, often less than one year, and generally the coupon rate is higher than our residential mortgage loans.

We acquire residential mortgage loans primarily to securitize them, as discussed above, or to retain them in our portfolio as loans held for investment. Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through warehouse facilities and repurchase agreements, as discussed under “Our Financing Strategy” below.

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

We engage a third party to perform an independent review of the mortgage files to assess the origination and servicing of the mortgage loans as well as our ability to enforce the mortgages. We typically do not review all the loans in a pool, but rather select loans for diligence review utilizing random sampling based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score, delinquency status and other criteria we believe to be important indicators of credit risk. Additionally, we typically obtain representations and warranties with respect to the mortgage loans from each seller, including the origination and servicing of the mortgage loans as well as the enforceability of the lien on the related mortgaged properties. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

Residential Mortgage-Backed Securities

We invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, which are securities representing interests in “pools” of mortgage loans secured by residential real properties where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect passing through monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.  We may also invest in collateralized mortgage obligations, or CMOs, issued by the Agencies.  CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.  Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class;

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

We may invest in securities issued in various collateralized debt obligation, or CDO, offerings to gain exposure to bank loans, corporate bonds, ABS, mortgages, RMBS, CMBS, and other instruments.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2021 and 2020, our ratio of debt-to-equity was 3.0:1 and 3.6:1, respectively. For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of securitized debt and secured financing agreements.

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
•Secured Financing Agreements. Secured financing agreements include all non-securitization financing arrangements and are generally, but not always, for shorter terms. Our secured financing agreements are primarily comprised of warehouse facilities and repurchase agreements.

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

We modified our financing strategy in 2020 following the dislocations experienced in the financial markets in connection with the onset of the COVID-19 pandemic. In particular, we have entered into more non-mark-to-market facilities and mark-to-market holiday facilities (meaning, the market value of the collateral must drop below a threshold before a lender can issue a margin call) to finance a portion of our non-Agency RMBS, including risk retention securities. In addition, we took back a portion of securities held as collateral under repurchase facilities and did not finance the retained securities from some of our 2020 and 2021 securitizations to further reduce our exposure to mark-to-market financing. We believe that non-mark-to-market facilities will continue to be a material portion of our financing strategy.

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

Operational and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we must comply with the requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders. As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation. As of December 31, 2021, we have granted waivers to two mutual funds to own a certain class of our preferred stock above the 9.8% limitation. Also, we have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary, or QRS, cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal income tax.

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

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act, or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. See “Risk Factors - Risks Related to Regulatory, Accounting and Our 1940 Exemption - Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares our capital stock and our ability to distribute dividends.”

Licenses

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase and sale of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not directly engage in loan servicing ourselves and do not expect to do so. Currently, we hold licenses or exempt status, through two of our wholly owned subsidiaries in 23 states, which require either a license or an exemption. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses and exemption status. Our failure to obtain or maintain required licenses or exemption status or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. We continue to have a focus on diversity initiatives. We offer internal training programs on financial markets, business ethics, government regulatory rules and other topics. We encourage personnel to attend industry sponsored or other conferences, and has a tuition reimbursement program to help personnel to further develop their skills and to stay current on evolving trends impacting our industry.

We focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities. We provide competitive financial benefits such as a 401(k) retirement plan with a company match and offer a comprehensive healthcare benefit plan and other tools to support our employees’ health and well-being. We also generally grant awards of restricted stock units on an annual basis to a meaningful portion of our employee. We have a matching gift program to encourage personnel to be charitable and to support 501(c)3 organizations.

At December 31, 2021, we had 38 employees, all of whom were full-time. We believe that diversity and inclusion is conducive to a stronger workplace and better decision making. As of December 31, 2021, 65% of our workforce was either gender or racially diverse. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2021 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Summary Risk Factors
Risks Associated with Our Investments

•Interest rate fluctuations may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.
•The impact of inflation may adversely affect our financial performance.
•The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.
•We cannot predict the long-term effect that government policies, laws and plans adopted in response to the COVID-19 pandemic will have on us.
•Risks related to our investments in RMBS and Non-Agency MBS.
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
•A significant portion of our Non-Agency MBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, regulatory changes, or other adverse events specific to those markets.
•We may change our investment strategy, asset allocation, or financing plans without stockholder consent, which may result in riskier investments.
•Risks related to fair value and our calculation of fair value of the assets we own.

Risks Related to Financing and Hedging

•Our inability to access funding, or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the mortgage, housing or related sectors.
•Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.
•The elimination of LIBOR may affect our financial results.
•Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Risks Associated with Our Operations

•Through certain of our wholly-owned subsidiaries we have engaged in the past, and expect to continue to engage in, securitization transactions relating to residential mortgage loans. These types of transactions and investments expose us to potentially material risks.
•Risks related to third-parties, including their capability to perform certain services, compliance with applicable laws and the use of third-party analytical models and data.
•Our ability to profitably execute or participate in future securitization transactions may be negatively impacted by adverse market conditions beyond our control.
• The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance and may adversely affect their ability to perform their servicing obligations.
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
•Changes in accounting rules could occur at any time and could impact us in significantly negative ways that we are unable to predict or protect against.
•Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our capital stock and our ability to distribute dividends.
•We have an ownership interest in a registered investment adviser.

U.S. Federal Income Tax Risks

•Your investment has various U.S. federal income tax risks.
•Risks related to compliance with REIT requirements.
•Risks related to our qualification as a REIT and our election to qualify as a REIT.
•Potential characterization of distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
•Classification of our securitizations or financing arrangements as a taxable mortgage pool could subject us or certain of our stockholders to increased taxation.

•Failure to make required distributions would subject us to tax, which would reduce the cash available for distribution to our stockholders.
•Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
•The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
•The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.
•Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
•We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our capital stock.

Risks Related to Our Organization and Structure

•Certain provisions of Maryland Law, of our charter, and of our bylaws contain provisions that may inhibit potential acquisition bids that stockholders may consider favorable, and the market price of our capital stock may be lower as a result.
•Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of actions, not in their best interests.

Risks Related to Our Capital Stock

•The market price and trading volume of our shares of capital stock may be volatile.
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
•There is a risk that stockholders may not receive dividend distributions, or those dividend distributions may decrease over time. Changes in the amount of dividend distributions we pay or in the tax characterization of dividend distributions we pay may adversely affect the market price of our common stock or may result in holders of our common stock being taxed on dividend distributions at a higher rate than initially expected.
•The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to disruption in the mortgage, housing or related sectors.
•We may not be able to pay dividends or other distributions on our Capital Stock.
•Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
•Holders of our Preferred Stock have limited voting rights.

Risks Associated with Our Investments

Interest rate fluctuations may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility may have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates may harm the credit performance of our assets. We may seek to hedge some but not all interest rate risks. Our hedging may not work effectively, and we may change our hedging strategies or the degree or type of interest rate risk we assume.

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

The impact of inflation may adversely affect our financial performance.

Inflation by some measures is at the highest readings since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance as they no longer consider these price pressures to be “transitory”. Coming into 2021, the consensus view, including within the Federal Reserve, was that tapering of its treasuries and agency RMBS bond buying program would not begin until 2022, with rates unlikely to rise until 2024. The Federal Reserve actually began to taper its bond buying program in November and then doubled the pace of cuts in December 2021. In addition, the recent updated set of Federal Reserve dot projections called for three quarter-point rate hikes in 2022, a significant turnaround in officials’ policy outlook from earlier in the year. As the Federal Reserve lifts its federal funds target rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income, if the curve continues to flatten or even invert, or if Federal Reserve finds itself falling behind on inflation and more aggressively tightens their current projections, our results of operations, financial condition and business could be materially adversely impacted.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, our business, financial condition, liquidity and results of operations.

The worldwide COVID-19 pandemic has negatively affected our business, particularly in the early stages of the pandemic in 2020 as related to significant volatility and disruption in the financial markets and concerns of a protracted recession and downturn in the U.S. housing market. While conditions have improved since 2020, the COVID-19 pandemic continues to cause disruptions in the economy, supply chains and work forces, and presents an overall level of ongoing uncertainty for the U.S. economy and could continue to do so. The outbreak has caused significant volatility and disruption in supply chains and the financial markets both globally and in the United States. If COVID-19 (including any variants), or another highly infectious or contagious disease, continues to spread or the response (including any vaccines) to contain it is unsuccessful, we could experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the virus, the overall severity of the disease, the duration of the outbreak, the effectiveness of any vaccine or treatments, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. The continued spread of COVID-19 and related health concerns could also negatively impact the availability of key personnel necessary to conduct our business.

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
Further, in light of the uncertainty related to the COVID-19 outbreak on the overall economy, borrowers may experience difficulties meeting their obligations or seek to forebear payment on or refinance their loans for lower rates, which may adversely affect our result of operations (particularly as related to assets we own that expose us to credit risk, as discussed below). Thus, the credit risk profile of our assets may be more pronounced during market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic.

We cannot predict the long-term effect that government policies, laws and plans adopted in response to the COVID-19 pandemic will have on us.
Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. While the U.S. Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, particularly in the early stages of the pandemic, the long-term effectiveness and impact of such measures is difficult to predict.

In response to the COVID-19 outbreak, among other things, the federal government and various state governments have mandated servicers to provide relief to mortgagors experiencing financial hardship due to the COVID-19 outbreak. For example, under the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, consistent with various orders implemented by Fannie Mae, Freddie Mac and the Department of Housing and Urban Development, mortgagors with federally backed mortgage loans may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. For purposes of the CARES Act, "federally backed mortgage loans" are loans secured by first- or subordinate-liens on one- to four-family residential real property, including condominiums and cooperatives (other than a temporary financing with respect to the eviction moratorium) which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration, Department of Veterans Affairs, or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. There can be no assurance that such actions will not be further extended or broadened or that any federal governmental body or other state or local jurisdiction will not adopt similar or potentially more restrictive measures.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the social and macroeconomic effects of COVID-19 may harm our business. For example, future increases in short-term interest rates, and a decrease in bond buying programs as announced by the Federal Reserve during fourth quarter of 2021 may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates.

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

When we securitize mortgage loans, we sell the most senior securities backed by those loans and retain the most subordinate classes of securities, which means we are the first-loss security holder and the securities we own represent a portion of the “securitized mortgage loans” on our balance sheet. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the more senior securities (or other RMBS that we may own). Losses with respect to these investments, which are subject to significant credit risk, could increase or otherwise be higher than anticipated. For a description of the credit risk we are exposed to, see the Risk Factor below captioned “The nature of the mortgage loans we acquire and that underlie the MBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.” As discussed in the Risk Factors above, credit risks associated with our investments are heightened during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of the COVID-19 pandemic.
In addition, many of our Non-Agency RMBS securities are first loss and subject to the Risk Retention Rules (see the Risk Factor directly below regarding the Risk Retention Rules) and are therefore illiquid for a period of time. The fair value of securities, especially our first loss credit risk retention securities, reperforming mortgage loans (loans that typically were significantly delinquent and subsequently modified), and other investments we make that are not frequently traded may not be readily determinable and it may be difficult to obtain third party pricing on such investments, especially during the early stages of the COVID-19 pandemic which saw a significant increase in liquidation sales and few secondary market trades. Also, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable. Illiquid investments may also experience greater price volatility because an active market does not exist. We value our investments quarterly based on our judgment and in accordance with our valuation policy. Because such valuations are inherently uncertain, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used, if an active trading market existed for these investments. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of the investments were materially higher than the values that would exist if a ready market existed for these assets.
The illiquidity of our investments may make it difficult, or impossible for certain assets subject to the Risk Retention Rules, for us to sell and these assets may be more difficult to finance. Also, if we quickly liquidate all or a portion of our portfolio (for example, to meet a margin call, as we did with the sale of our Agency RMBS portfolio at the early stages of the COVID-19 pandemic), we may realize significantly less than the value at which we have previously recorded our investments. Thus, our ability to adjust our portfolio in response to changes in economic, and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of the COVID-19 pandemic.

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of COVID-19 pandemic.

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5%, or the Required Credit Risk. We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the Sunset Date). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold. This risk may be more pronounced during any severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of COVID-19 pandemic.

We have a significant amount of investments in Non-Agency MBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses (particularly during periods of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of COVID-19 pandemic).
A significant portion of the Non-Agency MBS we have acquired on the secondary market or retained in our securitizations are backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting “prime mortgage loans.” These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher, may be substantially higher, than those experienced by prime mortgage loans. Thus, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly lower than those backed by prime mortgage loans especially during times of economic stress, which could materially adversely impact our results of operations, financial condition, and business. This risk is more pronounced during periods of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of COVID-19 pandemic.

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

Greater General Credit Risks. In addition, credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. These and other credit related risks have increased by the conditions created by the early stages of the COVID-19 pandemic. Additionally, the amount and timing of credit losses could be affected by loan modifications, delays in the liquidation process, documentation errors, and other actions by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

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

A significant number of the mortgages underlying our Non-Agency MBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, New York and Florida. For further information on the geographic concentration of our investments see Note 3 and Note 4 to the consolidated financial statements within this 2021 Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency MBS and residential loan investments and the risk of loss upon liquidation of these assets. Furthermore, the economic impact of the COVID-19 pandemic or similar events may result in a decline in real estate values in particular geographic areas. This could have a material adverse effect on our Non-Agency MBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2021 Form 10-K. For example, during the early stages of COVID-19 pandemic, we sold our entire Agency RMBS portfolio and became more concentrated in credit risk assets, and in the recent stages of COVID-19 pandemic we have continued to acquire seasoned RPLs and business purpose loans, as well as called and terminated loan securitizations and issued new loan securitizations.

A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2021 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

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

For GAAP purposes, we may mark-to-market most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition. In addition, valuation adjustments on certain consolidated assets and our derivatives are reflected in our Consolidated Statements of Operations. Assets that are funded with certain liabilities and hedges may have different mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statements of Operations at a reduced market price relative to its cost basis, our reported earnings will be reduced.

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

Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment, and such assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of the COVID-19 pandemic.
We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of the COVID-19 pandemic. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this 2021 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in this 2021 Form 10-K.

Risks Related to Financing and Hedging

Our inability to access funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of the COVID-19 pandemic.
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
Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as those experienced in the early stages of the COVID-19 pandemic. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings.

Our business strategy involves the use of leverage. We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

 Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. We are not required to maintain any particular debt-to-equity ratio. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. For example, in response to the changes in rates and margins calls we received during the first months of the COVID-19 pandemic, we entered into several non-mark-to-market and mark-to-market holiday financing facilities. These facilities typically have higher interest rates and cash trapping provisions which reduce the net cash we receive from these levered assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the conditions created by the early stages of COVID-19 pandemic. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

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

•An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability. Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. Historically, we relied primarily on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities. In an effort to be less impacted by market dislocations, we have moved some of our financing to longer-term mark-to-market financing and longer-term non-market-to-market and mark-to-market holiday financing which is more expensive that traditional short-term mark-to-market financing. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods.

•A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices, and the real estate market generally. A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. During periods of market dislocation, such as those experienced in the early stages of COVID-19 pandemic we may experience significantly higher margin calls and haircuts with respect to our repurchase agreements. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. Thus, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, to maintain liquidity.

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2021 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.) Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2021 we had no amounts at risk with any counterparties greater than 10% of our equity as of December 31, 2021. In addition, generally, if we default on a repurchase transaction the counterparty could liquidate the assets and use the proceeds to repay the amounts it is sold. If the amount received from the sale is equal to or less than the amount they are owed, we will incur a loss equal to the haircut and the counterparty has recourse to us to repay any remaining deficiency. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties on our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

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

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2021, we had amounts outstanding under repurchase agreements with eleven separate lenders. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sale prices than ordinary market sales made in the normal course of business. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which would adversely affect our earnings. We and many other mortgage REITs experienced these conditions during the early stages of COVID-19 pandemic. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including the United Kingdom’s exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced effect on our European counterparties.

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

The elimination of LIBOR may affect our financial results.

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. Moreover, any adjustable-rate mortgage loans based upon LIBOR will need to convert by that time too.

In the United States, the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR, plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

Our fixed-to-floating preferred shares may also be impacted by USD-LIBOR cessation, although the nature and extent of such impact is currently uncertain, particularly in light of various potential federal and state legislative and regulatory actions designed to alleviate uncertainties related to such instruments. We do not currently intend to amend any classes of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Each such class that is currently outstanding becomes callable at the same time it begins to pay a USD-LIBOR-based rate. We are not required to call any class of our fixed-to-floating preferred shares in connection with USD-LIBOR cessation. However, should we choose to call a class of preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.

Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we have in the past and may pursue again in the future various hedging strategies to seek to reduce our exposure to losses from adverse changes in interest rates. Hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used, and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we could select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because among other things:

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

Our hedging transactions we may undertake, which are intended to limit losses, may limit gains and increase our exposure to losses. Thus, our potential hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. In addition, some hedging instruments involve risk since they are not currently traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.

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

Our ability to profitably execute or participate in future securitization transactions may be negatively impacted by adverse market conditions beyond our control.
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
After we acquire mortgage loans that we intend to securitize, we can also suffer losses if the value of those loans declines before securitization. Declines in the value of a residential mortgage loan, for example, can be due to, among other things, changes in interest rates, changes in the credit quality of the loan, changes in the projected yields required by investors to invest in securitization transactions, and increased delinquencies. Hedging against a decline in loan value due to changes in interest rates may impact the profitability of a securitization.
The price that investors in mortgage-backed securities will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors including the uncertainty, potential delinquencies, and lack of liquidity. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, the terms of their engagement and the transaction costs incurred in such securitizations can also impact the profitability of our securitizations. Also, any liability that we may incur, or may be required to reserve for when executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

We rely on third parties to perform certain services particularly as it relates to servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

To conduct our business of acquiring loans, engaging in securitization transactions, and investing in third party issued securities and other assets, we rely on third party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. Thus, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency. As a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

We rely on third party servicers to service and manage the mortgage loans we own and that underlie our MBS. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in higher default rates. If a servicer takes longer than expected to liquidate non-performing loans, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages or to competently manage and dispose of the related real properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third party servicers to carry out the actual servicing of the loans we own, other than our securitized loans (including all direct interface with the borrowers) we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation (See “Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption” for further discussion). Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. The COVID-19 pandemic expanded the relief available to borrowers under federal, state and local regulation by, among other things, encouraging loan modification programs, further restricting the ability of servicers to foreclose on defaulted residential loans, modifying credit reporting requirements associated with borrowers who received financial accommodations, and enhancing the regulatory complexity and regulatory risk of mortgage servicing. Certain mortgage lenders and third party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. The foregoing matters may cause our business, financial condition, results of operations and ability to pay dividends to be adversely affected.

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

All valuation models rely on correct market data inputs. Certain assumptions used as inputs to the models may be based on historical trends and these trends may not be indicative of future results. If incorrect market data is used, even a well-designed valuation model may result in incorrect valuations. Even if market data is appropriately captured in the model, the resulting “model prices” will often differ substantially from market prices, especially for securities with complex characteristics, such as derivative securities. Volatility in any asset class, including real estate and mortgage-related assets, increases the likelihood of Third-Party Data being inaccurate as market participants attempt to value assets that have frequent, significant swings in pricing.

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

Our portfolio includes or may include investments in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. The Federal Housing Finance Agency, or FHFA, and both houses of Congress have discussed and considered various measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform. On March 27, 2019, then President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises, or GSEs, upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to then President Trump’s memorandum, the U.S. Department of the

Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. On June 23, 2021, the United States Supreme Court concluded that the FHFA was unconstitutional as structured and remanded the case for further proceedings. After the Supreme Court’s ruling, President Biden dismissed the FHFA director and appointed an acting replacement, raising further questions as to whether any of the legislative or regulatory reforms discussed above will be enacted or implemented. The prospects for passage of any of these plans are uncertain and the change in FHFA leadership underscores the potential for change to Fannie Mae and Freddie Mac.

While the likelihood that major mortgage finance system reform will be enacted in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. The change of FHFA Leadership and the fact that a permanent Director has yet to be confirmed raise further uncertainties about whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any comprehensive housing reform.

Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules, and regulations because we purchase residential mortgage loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act and the Gramm-Leach-Bliley Financial Modernization Act of 1999. The Consumer Financial Protection Bureau, or CFPB, has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing. One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, or Mortgage Reform Act, contains underwriting and servicing standards for the mortgage industry and various other requirements related to mortgage origination and servicing. In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation and others could be issued in the future. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives. We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

Various regulatory measures enacted in response to the COVID-19 pandemic affect mortgage servicing and could have a material adverse effect on our business and financial results. For example, on March 27, 2020, the CARES Act was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, were permitted to request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. The CARES Act also modified the manner in which accounts subject to financial accommodation are reported to consumer reporting agencies. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, FHFA and CFPB announced extensions of several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applied to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the Federal foreclosure moratorium expired on July 31, 2021, various states and local jurisdictions also imposed foreclosure moratoriums, some of which will still be in effect after the federal moratorium expires. On July 30, 2021, FHFA announced that Fannie Mae and Freddie Mac are extending the moratorium on single-family real estate owned (REO) evictions until September 30, 2021.

On September 1, 2020, the Centers for Disease Control and Prevention, or CDC, issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021. On January 20, 2021, President Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order was further extended through July 31, 2021, and on August 3, 2021, it was further extended through October 3, 2021, to those U.S. counties experiencing substantial and high spread of the COVID-19 as of such date (which includes a significant majority of the counties in the United States). However, on August 26, 2021, the United States Supreme Court declared the order unconstitutional and so it is no longer in effect. The Court’s ruling does not affect or preclude state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in an effort to lessen the financial burden created by COVID-19 in their jurisdictions. These limitations on foreclosures and evictions could adversely impact the cash flow on mortgage loans.

The Biden Administration may pass additional stimulus bills, foreclosure relief measures and may reinstate foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.

The CFPB Director has publicly stated that CFPB is carefully monitoring conditions in the mortgage market and taking steps to minimize avoidable foreclosures and address any compliance failures, including by conducting prioritized assessments, or targeted supervisory reviews, designed to obtain real-time information from mortgage services due to the elevated risk of consumer harm because of the COVID-19 pandemic. On June 28, 2021, the CFPB finalized amendments to the federal mortgage servicing regulations designed support the housing market’s transition to post-pandemic operation. The rules establish temporary special safeguards to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and took effect on August 31, 2021. On November 10, 2021, the Board of Governors of the Federal Reserve, the CFPB, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the state financial regulators (collectively, agencies) announced that they were discontinuing the more flexible supervisory approach announced in April 2020, concluding that servicers have had sufficient time to adjust their operations by, among other things, taking steps to work with consumers affected by the COVID-19 pandemic and developing more robust business continuity and remote work capabilities. CFPB’s December 2021 Supervisory Highlights shows, among other things, that CFPB is prioritizing compliance with Regulation Z and Regulation X, as well as unfair and deceptive acts or practices prohibited by the CFPA. This enhanced scrutiny is likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

Certain of our subsidiaries may rely on Rule 3a-7, which exempts certain securitization vehicles. There are numerous requirements that must be met to exclude such subsidiaries from the definition of an investment company. Our ability to manage assets held in a special purpose subsidiary that complies with Rule 3a-7 will be limited and we may not be able to purchase or sell assets owned by that subsidiary when we would otherwise desire to do so, which could lead to losses.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and related borrowings. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Department regulations. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our annual gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement certain hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

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

We also indirectly own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws, or a "Subsidiary REIT." Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a "protective" TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the "protective" election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See "Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax." below.

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

If (1) all or a portion of our assets are subject to the rules relating to taxable mortgage pools, (2) we are a ‘‘pension-held REIT,’’ (3) a tax-exempt stockholder has incurred debt to purchase or hold our capital stock, or (4) the residual REMIC interests, we buy (if any) generate “excess inclusion income,” then a portion of the distributions to and, in the case of a stockholder described in clause (3), gains realized on the sale of capital stock by such tax-exempt stockholder may be subject to U.S. federal income tax as unrelated business taxable income under the Code.

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

•Our charter permits our Board of Directors to issue stock with terms that may discourage a third party from acquiring us. Our charter permits our Board of Directors to amend the charter without stockholder approval to increase the total number of authorized shares of stock or the number of shares of any class or series and to issue common or preferred stock, having preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications, and terms or conditions of redemption as determined by our Board of Directors.  Thus, our Board of Directors could authorize the issuance of stock with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.

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

The market price of shares of our capital stock, including our common and preferred stock, may be highly volatile and could be subject to wide fluctuations. During 2020 as related to the COVID-19 pandemic and during other periods of time, we experienced extremely volatile movements in the market price of our shares of stock.  Also, the trading volume in our shares of capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of our shares of capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common and preferred stock include those set forth under “Risk Factors” and “Special Note Regarding Forward-Looking Statements” and in the information incorporated and deemed to be incorporated by reference herein.

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

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to disruption in the mortgage, housing or related sectors.
The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors. Consistent with our intention to enhance our liquidity and strengthen our cash position to take advantage of future opportunities, our Board of Directors may adjust our quarterly cash dividend on our shares of common stock from prior quarters. The payment of dividends may be more uncertain during a severe market disruption in the mortgage, housing or related sectors.

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

Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends payable by REITs, however, generally are not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

Holders of our Preferred Stock have limited voting rights.

The voting rights of holders of any series of our outstanding preferred stock are limited. Our common stock is the only class of our securities that currently carries full voting rights. Holders of any series of our preferred stock may vote only (i) to elect, voting together as a single class, with holders of parity stock having similar voting rights two additional directors to our Board of Directors if six full quarterly dividends (whether or not consecutive) payable on any series of our preferred stock are in arrears, (ii) on amendments to our charter, including the articles supplementary designating any series of our outstanding preferred stock, that materially and adversely affect the rights of the holders of such series or (iii) to authorize or create, or increase the authorized or issued amount of, additional classes or series of stock ranking senior to our outstanding preferred stock.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, we do not own any property. Our corporate headquarters is located in leased space at 630 Fifth Avenue, Ste 2400, New York, New York 10111, telephone (212) 626-2300. Our office lease expires in January 2027. We also have an office located at 801 Brickell Avenue, Ste 1970, Miami, Florida, 33131. The lease on Miami office expires in April 2026. We believe that these spaces are suitable and adequate for our current needs. In addition, we have leases through November 2026, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007. As of January 31, 2022, we had 236,953,501 shares of common stock issued and outstanding which were held by 210 holders of record.

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

The Board of Directors declared dividends of $1.29 and $1.40 per share during 2021 and 2020.

Purchases of Equity Securities

In February 2021, our Board of Directors increased authorization of our share repurchase program, or the Repurchase Program to $250 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2016 to December 31, 2021 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2016.

Chimera Share Performance
Value of $100 Investment
250
225
200
175
150
125
100
75
50
25
-
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
100
122
120
120
129
117
116
165
153
144
181
112
95
233
152
132
Chimera
S&P 500 Index
BBG REIT Mortgage Index

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Chimera	100	120	129	165	95	152
S&P 500 Index	100	122	116	153	181	233
BBG REIT Index	100	120	117	144	112	132

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

The share performance graph and table shall not be deemed, under either the Securities Act of 1933, as amended, or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such share performance graph and table by reference.

Item 6.  Selected Financial Data

[RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2021 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2021 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of the 2021 Form 10-K generally discusses 2021 and 2020 items and year-to year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this 2021 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing directly or having a beneficial interest in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. We use leverage to increase returns while managing the difference or spread between longer duration assets and shorter duration financing. Our principal business objective is seeking to provide an opportunity for stockholders to realize attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS. At December 31, 2020, based on the fair value of our interest earning assets, approximately 77% of our investment portfolio was residential mortgage loans, 13% of our investment portfolio was Non-Agency RMBS, and 10% of our investment portfolio was Agency MBS.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources, including securitizations, warehouse facilities and repurchase agreements. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of December 31, 2021, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We update the execution of our strategy to changing market conditions by shifting our asset allocations across various asset classes as interest rates and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Market Conditions and our Strategy
2021 was a year of uncertainty and anticipation, and of hopes for a return to a degree of normalcy following the onset of the COVID-19 pandemic in 2020. A new administration pursued larger economic stimulus, helping support and propel asset price, record equity market valuations, and increases in personal disposable income. Still, the recovery would be accompanied by labor shortages, supply chain issues and rising inflation. Prices increased especially rapidly in areas such as food and energy, as the US Consumer Price Index jumped 6.8% from a year-earlier and the highest level in nearly four decades. Inflationary pressures came to dominate the overriding Federal Reserve focus later in the year.

Over the year, many investors have gone further out on the risk curve given the historically low level of yields. As a result, credit spreads across all sectors tightened substantially over the year, with a slight moderation at the end of the year. Structured products, including Mortgages (loans and securities), CMBS and Asset Backed Securities or, ABS, benefited from the spread tightening and outperformed for the year.

Mortgages rates remained low, sub 3% for the better part of the year leading to higher prepayments for the year. Mortgage originations for both purchase and refinance activity were at record highs for the first half of the year, given rapid housing price appreciation, substantial purchase activity and low inventory levels.

Strong origination volumes and favorable spread conditions lead to an elevated pace of Prime Jumbo, Agency Eligible Investor, Seasoned Re-Performing, Non-Performing and Non-Qualified Mortgage loans securitizations during the year.

The fourth quarter of 2021 saw a substantial change in Federal Reserve policy statements with regards to inflation expectations. The tone switched from ‘transitory inflation’ to more ‘persistent inflation’ and as a result, forward interest rates moved substantially higher over the quarter. Supply chain issues, tight labor conditions, as well as rapid increases in commodity prices contributed to inflationary pressures. Mortgage rates also moved higher and agency spreads widened with the expectation of reduced Fed mortgage buying. Mortgage credit spreads, however, continued to remain at record tight levels given strong housing fundamentals driven by the double-digit home price appreciation.

We took advantage of the low rate environment and strong demand for securitized debt to call thirteen outstanding loan securitizations and issued ten new loan securitizations. The average advance rate on the newly issued securitizations was 84% with the average cost of debt around 2.1%, a reduction in the cost of debt of 2.3% from 4.4.% on the previously called debt.

During the fourth quarter we remained active in securitization issuance and issued two new securitizations. On October 4, 2021, we sponsored CIM 2021-R6, a $354 million securitization of seasoned re-performing residential mortgage loans. Securities issued by CIM 2021-R6, with an aggregate balance of approximately $336 million were sold in a private placement to institutional investors. These senior securities represented approximately 95% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $18 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans at any time beginning in September 2026. Our average cost of debt of this securitization is 1.5%. In addition, on November 4, 2021, we sponsored CIM 2021-NR4, a $168 million securitization of seasoned non-REMIC eligible residential mortgage loans. Securities issued by CIM 2021-NR4, with an aggregate balance of approximately $126 million, were sold in a private placement to institutional investors. These senior securities represent approximately 75% of the capital structure. We retained subordinate interest in securities with an aggregate balance of approximately $42 million. We also retained an option to call the securitized mortgage loans at any time beginning in November 2022.

In addition to the RPL/NPL securitizations described above, during the year we completed three prime jumbo securitizations with a total issuance size of $1.2 billion and one agency-eligible investor loan securitization totaling $435 million.

Our investment activity remained robust, especially during the second half of the year. During the year, in total, we committed to acquiring $3.2 billion in residential mortgage loans comprised of $1.3 billion in seasoned re-performing loans, $318 million in business purpose loans, $1.2 billion of prime jumbo loans and $435 million of agency eligible investor loans.

Delinquency rates have continued to drop as economic conditions stabilize and the unemployment rates decrease. Despite improving market conditions, there is still significant uncertainty and risks related to the COVID-19 pandemic and the risk of new variants. See “Risk Factors” in Part I, Item 1A, included elsewhere in this 2021 Form 10-K for additional details on the COVID-19 pandemic's impact on our business. In particular, our residential mortgage loans and non-Agency MBS are subject to significant credit risk, and it is unclear how the conditions created by the COVID-19 pandemic may impact the credit quality of these assets over time.

We have been working remotely since March 2020 and expect that to continue. We have the technology in place for all employees to work remotely with limited change in normal working patterns. We have exercised our business continuity plans effectively to date, with limited operational impact.

The re-securitization activity described earlier added to our liquidity as the advance rates provided by the buyer of the senior debt is higher. Overall, proceeds from new securitizations less payment of debt on called securitizations resulted in a net cash inflow of $911 million during 2021. We were able to use some of the additional liquidity to pay down secured financing further reducing our interest rate risk and exposure to mark-to-market financing. In addition, during the year $52 million of convertible debt reflected as Long-Term Debt on our Balance sheet was extinguished through a combination of cash and stock settlement.

On October 30, 2021, all 5,800,000 issued and outstanding shares of our Series A Cumulative Redeemable Preferred
Stock, or Series A Preferred Stock, with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum.

As a result of our improved liquidity position and strong portfolio returns during the year, we increased our dividends by 10% to $0.33 as of the second quarter. Our book value per common share was $11.84 as of December 31, 2021, down from $12.36 as of December 31, 2020. Book value decreased as a result of higher short end rate and slightly wider credit spreads. Our book value is based on December 31, 2021, issued and outstanding common shares.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the years ended December 31, 2021, 2020 and 2019.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net interest income:
Interest income (1)	$937,546	$1,030,250	$1,361,110
Interest expense (2)	326,628	516,181	758,814
Net interest income	610,918	514,069	602,296

Increase (decrease) in provision for credit losses	33	180	—

Net other-than-temporary credit impairment losses	—	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	201,000	(106,209)
Realized gains (losses) on terminations of interest rate swaps	—	(463,966)	(359,726)
Net realized gains (losses) on derivatives	—	(41,086)	(34,423)
Net gains (losses) on derivatives	—	(304,052)	(500,358)
Net unrealized gains (losses) on financial instruments at fair value	437,357	(110,664)	409,634
Net realized gains (losses) on sales of investments	45,313	166,946	20,360
Gains (losses) on extinguishment of debt	(283,556)	(54,418)	9,318
Total other gains (losses)	199,114	(302,188)	(61,046)

Other expenses:
Compensation and benefits	46,823	44,811	48,880
General and administrative expenses	22,246	22,914	23,915
Servicing and asset manager fees	36,555	39,896	38,930
Transaction expenses	29,856	15,068	10,928
Total other expenses	135,480	122,689	122,653
Income (loss) before income taxes	674,519	89,012	413,744
Income taxes	4,405	158	193
Net income (loss)	$670,114	$88,854	$413,551

Dividends on preferred stock	73,764	73,750	72,704

Net income (loss) available to common shareholders	$596,350	$15,104	$340,847

Net income (loss) per share available to common shareholders:
Basic	$2.55	$0.07	$1.82
Diluted	$2.44	$0.07	$1.81

Weighted average number of common shares outstanding:
Basic	233,770,474	212,995,533	187,156,990
Diluted	245,496,926	226,438,341	188,406,444

Dividends declared per share of common stock	$1.29	$1.40	$2.00

(1) Includes interest income of consolidated VIEs of $586,580, $683,456 and $780,746 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $203,135, $285,142 and $337,387 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities. For the year ended December 31, 2021, our net income available to common shareholders was $596 million, or $2.55 per average basic common share, compared to a net income of $15 million, or $0.07 per average basic common share, for the same period in 2020. The higher net income available to common shareholders for the year ended December 31, 2021, as compared to same period of 2020, was primarily driven by improvements in our portfolio's asset prices due to continuing recovery in financial markets, lower interest expense due to lower funding rates, and no hedge losses. During the year ended December 31, 2021, we had net interest income of $611 million and unrealized gains on financial instruments at fair value of $437 million, partially offset by losses on extinguishment of debt of $284 million and other expenses of $135 million. Additionally, there were no losses on derivatives for the year ended December 31, 2021, as compared to a $304 million net losses on derivatives for the same period in 2020.

Interest Income

The changes in our interest income for the year ended December 31, 2021, as compared to the same period in 2020, were primarily driven by the selling of our Agency RMBS portfolio and reducing our Agency CMBS and Loans held for investment portfolios during 2020, and prepayment penalties and early paydowns received during 2021.

For the year ended December 31, 2021, interest income decreased by $93 million, or 9%, to $938 million as compared to $1.0 billion for the same period of 2020. We reduced our average interest earning asset balances by $3.9 billion to $14.4 billion as compared to $18.3 billion from the same period of 2020 to respond to market conditions driven by COVID-19 disruptions. The sale of the Agency RMBS portfolio and reduction in our Loans held for investment, Agency CMBS, and Non-Agency RMBS portfolios decreased our interest income earned on Loans held for investment by $71 million, Agency RMBS by $43 million, Agency CMBS by $27 million, and Non-Agency RMBS by $23 million for the year ended December 31, 2021, as compared to the same period in 2020. This decrease was partially offset by an increase in prepayment penalties and early paydowns received of $73 million on Agency CMBS and Non-Agency RMBS portfolios during the year ended December 31, 2021, as compared to $8 million for the same period in 2020.

Interest Expense

The changes in our interest expense for the year ended December 31, 2021, as compared to the same period in 2020, were primarily driven by our de-levering efforts to reduce secured financing agreements balances, lower financing rates on secured financing agreements and calls of our higher rate securitized debt financing, replacing it with lower rates currently available.

For the year ended December 31, 2021, interest expense decreased by $189 million, or 37%, to $327 million as compared to $516 million for the same period of 2020. During the year ended December 31, 2021 we reduced our average interest bearing liability balances by $3.6 billion to $12.2 billion, as compared to $15.8 billion, from the same period of 2020. During the year ended December 31, 2021 interest expense on securitized debt decreased by $74 million and the average cost of funding on this same debt decreased by 90 basis points as compared to the same period of 2020. Additionally, due to lower average balances and financing rates our interest expense on secured financing agreements collateralized by Loans held for investment, Non-Agency RMBS, Agency RMBS and Agency CMBS decreased by $44 million, $31 million, $27 million, and $15 million, respectively, as compared to the same period of 2020.

Interest expense for GAAP reporting does not include the periodic costs of our derivatives, which are reported separately in our GAAP financial statements.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for net realized gains or losses on interest rate swaps, interest expense on long term debt and any interest earned on cash. Realized gains or losses on our interest rate swaps are the periodic net settlement payments made or received. For the purpose of computing Economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net realized gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for interest payments on interest rate swaps, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on interest rate swaps, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Net Realized (Gains) Losses on Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2021	$937,546	$326,628	$—	$(2,274)	$324,354	$610,918	$—	$2,208	$613,126
For the Year Ended December 31, 2020	$1,030,250	$516,181	$6,385	$(7,082)	$515,484	$514,069	$(6,385)	$5,755	$513,439
For the Year Ended December 31, 2019	$1,361,110	$758,814	$(3,012)	$—	$755,802	$602,296	$3,012	$(7,938)	$597,370

For the Quarter Ended December 31, 2021	$221,162	$66,598	$—	$—	$66,598	$154,564	$—	$(12)	$154,552
For the Quarter Ended September 30, 2021	$220,579	$71,353	$—	$(239)	$71,114	$149,226	$—	$220	$149,446
For the Quarter Ended June 30, 2021	$252,677	$80,610	$—	$(959)	$79,651	$172,067	$—	$936	$173,003
For the Quarter Ended March 31, 2021	$243,127	$108,066	$—	$(1,076)	$106,990	$135,061	$—	$1,065	$136,126
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

	For the Quarter Ended
	December 31, 2021			December 31, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$104,684	$71	0.3%	$121,440	$479	1.6%
Agency CMBS	851,886	27,711	13.0%	1,455,855	15,400	4.2%
Non-Agency RMBS	1,406,876	51,644	14.7%	1,650,268	56,259	13.6%
Loans held for investment	11,498,173	141,724	4.9%	12,770,508	163,998	5.1%
Total	$13,861,619	$221,150	6.4%	$15,998,071	$236,136	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$23,824	$40	0.7%	$71,689	$173	1.0%
Agency CMBS	731,577	346	0.2%	1,323,972	738	0.2%
Non-Agency RMBS	839,898	5,837	2.8%	1,069,348	13,797	5.2%
Loans held for investment	1,872,915	13,281	2.8%	2,200,314	26,627	4.8%
Securitized debt	8,009,117	47,094	2.4%	8,630,854	77,753	3.6%
Total	$11,477,331	$66,598	2.3%	$13,296,177	$119,088	3.6%

Economic net interest income/net interest rate spread		$154,552	4.1%		$117,048	2.3%

Net interest-earning assets/net interest margin	$2,384,288		4.5%	$2,701,894		2.9%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.20

(1) Interest-earning assets at amortized cost

	For the Year Ended
	December 31, 2021			December 31, 2020
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$110,173	$924	0.8%	$1,519,071	$44,319	2.9%
Agency CMBS	1,084,880	108,237	10.0%	1,909,846	81,831	4.3%
Non-Agency RMBS	1,483,482	227,847	15.4%	1,745,703	231,099	13.2%
Loans held for investment	11,752,615	600,472	5.1%	13,140,311	671,674	5.1%
Total	$14,431,150	$937,480	6.5%	$18,314,931	$1,028,923	5.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities(2):
Secured financing agreements collateralized by:
Agency RMBS	$47,155	$371	0.8%	$1,407,713	$27,723	2.0%
Agency CMBS	963,894	1,569	0.2%	1,818,721	16,585	0.9%
Non-Agency RMBS	888,160	32,755	3.7%	1,220,248	63,366	5.2%
Loans held for investment	2,038,719	70,414	3.5%	2,869,663	114,669	4.0%
Securitized debt	8,306,335	219,245	2.6%	8,449,048	293,141	3.5%
Total	$12,244,263	$324,354	2.6%	$15,765,393	$515,484	3.3%

Economic net interest income/net interest rate spread		$613,126	3.9%		$513,439	2.3%

Net interest-earning assets/net interest margin	$2,186,887		4.2%	$2,549,538		2.8%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.16

(1) Interest-earning assets at amortized cost
(2) Interest includes net cash paid/received on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $100 million to $613 million for the year ended December 31, 2021 from $513 million for the same period of 2020. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 160 basis points for the year ended December 31, 2021, as compared to the same period of 2020. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 140 basis points for the year ended December 31, 2021, as compared to the same period of 2020. Our Average net interest-earning assets decreased by $363 million to $2.2 billion for the year ended December 31, 2021, compared to $2.5 billion for the same period of 2020. The increase in our net interest rate spread is primarily due to the change in our portfolio composition and a combination of prepayment penalties and early paydowns received on our Agency CMBS and Non-Agency RMBS portfolios during the year ended December 31, 2021. We sold lower yielding Agency assets and retained higher yielding Non-Agency RMBS and Loans held for investment. Following the sale of our Agency RMBS portfolio and reduction in our Agency CMBS and Loans held for investment, we have worked to replace higher cost funding with more efficient and lower cost financing during the year ended December 31, 2021.

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

	Average Debt Balance	Economic Interest Expense (1)	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2021	$12,244,263	$324,354	2.65%	0.10%	0.16%	(0.06)%
For The Year Ended December 31, 2020	$15,765,393	$515,484	3.27%	0.52%	0.65%	(0.13)%
For The Year Ended December 31, 2019	$22,469,397	$755,802	3.36%	2.22%	2.33%	(0.11)%

For the Quarter Ended December 31, 2021	$11,477,331	$66,598	2.32%	0.09%	0.16%	(0.07)%
For the Quarter Ended September 30, 2021	$11,902,369	$71,114	2.39%	0.09%	0.13%	(0.04)%
For the Quarter Ended June 30, 2021	$12,422,089	$79,651	2.56%	0.10%	0.16%	(0.06)%
For the Quarter Ended March 31, 2021	$13,148,481	$106,990	3.25%	0.12%	0.20%	(0.08)%
(1) Includes effect of realized losses on interest rate swaps.

Average interest-bearing liabilities decreased by $3.6 billion for the year ended December 31, 2021, as compared to the same period of 2020. Economic interest expense decreased by $191 million for the year ended December 31, 2021, as compared to the same period of 2020. The decrease in average interest-bearing liabilities and Economic interest expense during the year ended December 31, 2021 as compared to the same period of 2020, is a result of the decrease in the amount of our secured financing agreements, the decrease in average one-month and three-month LIBOR, and replacing our higher cost securitized debt with lower cost securitized debt. While we may use interest rate hedges to mitigate changes in interest rate risks, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the year ended December 31, 2021 and 2020, we recorded a net increase in provision of credit losses of $33 thousand and $180 thousand, respectively. The increase in the allowance for credit losses for the year ended December 31, 2021 and 2020, is primarily due to increases in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period due to the decline in fair value. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

Net Gains (losses) on derivatives

We did not have any derivative positions during the year ended December 31, 2021. Our interest rate swaps are primarily used to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Therefore, we included the periodic interest costs of the interest rate swaps for the year ended December 31, 2020 on these economic hedges in our presentation of Economic net interest income and our net interest spreads. As we do not account for these as hedges for GAAP presentation, we present these gains and losses separately in the Consolidated Statements of Operations. We had no net gains (losses) on derivatives instruments for the year ended December 31, 2021. We had net losses of $304 million on derivative instruments for the year ended December 31, 2020.

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

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio, including reversals of any mark-to-market losses taken on derivatives in prior periods upon settlement. We paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the year ended December 31, 2020. The terminated swaps had original maturities from 2023 to 2048. We closed our short Treasury futures positions during the first quarter of 2020. We had net realized losses of $35 million on our short Treasury futures positions for the year ended December 31, 2020. The realized loss on Treasury futures was driven by the declines in interest rates which reduces the value of our short Treasury futures. Treasury futures are not included in our Economic interest expense and Economic net interest income.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

The continued recovery of financial markets during the year, as well as the relatively lower interest rates, stronger housing price appreciation and tightening of credit spreads with a slight moderation at the end of the year helped asset pricing, primarily in our Non-Agency and Loans held for investment portfolios. We recorded Net unrealized gains on financial instruments at fair value of $437 million for the year ended December 31, 2021, as compared to the Net unrealized losses on financial instruments at fair value of $111 million for the year ended December 31, 2020.

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

In response to the disruptions in the financial market and to strengthen our liquidity position, we sold all of our Agency RMBS portfolio and reduced our Agency CMBS and Non-Agency RMBS during 2020. Additionally, we sold some of our Agency CMBS and Non-Agency RMBS investments during the year ended December 31, 2021. For the years ended December 31, 2021 and 2020, we had net realized gains on sales of investments of $45 million and $167 million, respectively.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

During the year ended December 31, 2021, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $370 thousand for $478 thousand. This transaction resulted in net loss on extinguishment of debt of $108 thousand. We did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2020.

During the year ended December 31, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $259 million. During the year ended December 31, 2020, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $785 million for $784 million. This transaction resulted in a net gain on extinguishment of debt of $1 million.

Long Term Debt Expense

As of December 31, 2021, approximately $358 million of the our 7.00% Convertible Senior Notes due 2023, or the Notes, have been converted into approximately 55 million shares of our common stock. During the year ended December 31, 2021, we acquired $16 million of the Notes for $37 million, this transaction resulted in a loss on extinguishment of debt of $21 million. As of December 31, 2021 there was no outstanding principal amount, unamortized deferred debt issuance cost and accrued interest payable on the Notes. As of December 31, 2020, the outstanding principal amount of these Notes was $53 million, unamortized deferred debt issuance cost was $1 million, and accrued interest payable was $1 million. The net interest expense for the year ended December 31, 2021 and 2020 was $2 million and $7 million, respectively.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2021	$98,925	0.61%	2.67%
For The Year Ended December 31, 2020	$82,793	0.41%	2.29%
For The Year Ended December 31, 2019	$83,723	0.30%	2.14%

For the Quarter Ended December 31, 2021	$21,275	0.54%	2.24%
For the Quarter Ended September 30, 2021	$21,426	0.54%	2.29%
For the Quarter Ended June 30, 2021	$21,148	0.52%	2.35%
For the Quarter Ended March 31, 2021	$35,074	0.82%	3.82%

Compensation and benefit costs were approximately $47 million and $45 million for the years ended December 31, 2021 and 2020, respectively. The increase in compensation and benefit costs were primarily driven by employee severance expense.

G&A expenses were approximately $22 million and $23 million for the years ended December 31, 2021 and 2020, respectively. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $30 million and $15 million for the years ended December 31, 2021 and 2020, respectively. The increase in transaction expenses for the year ended December 31, 2021 is driven by higher call and securitization activity as compared to the same period of 2020.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses were $37 million and $40 million for the years ended December 31, 2021 and 2020, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Earnings available for distribution

Commencing in the third quarter of 2021, we no longer report our non-GAAP measure of core earnings (and by calculation, core earnings per adjusted diluted common share). Instead, we are reporting the new measure Earnings available for distribution (and by calculation, earnings available for distribution per adjusted diluted common share).

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

As defined, Earnings available for distribution is the economic net interest income, as defined previously, reduced by compensation and benefits expenses (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing and asset manager fees, income tax benefits or expenses incurred during the period, as well as the preferred dividend charges. We view Earnings available for distribution as a consistent measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our board of directors uses to determine the amount, if any, of dividends on our common stock. In addition, Earnings available for distribution is different than REIT taxable income and the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders in order to maintain qualification as a REIT is not based on Earnings available for distribution. Therefore, Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay, because Earnings available for distribution excludes certain items that impact our cash needs. We believe Earnings available for distribution as described above helps us and investors evaluate our financial performance period over period without the impact of certain transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating Earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

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

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(dollars in thousands, except per share data)
GAAP Net income available to common stockholders	596,350	15,104	340,847
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(437,357)	110,664	(409,634)
Net realized (gains) losses on sales of investments	(45,313)	(166,946)	(20,360)
(Gains) losses on extinguishment of debt	283,556	54,418	(9,318)
Interest expense on long term debt	2,274	7,083	—
Increase (decrease) in provision for credit losses/OTTI	33	180	4,853
Net unrealized (gains) losses on derivatives	—	(201,000)	106,209
Net realized (gains) losses on derivatives - Futures(1)	—	34,700	37,032
Realized (gains) losses on terminations of interest rate swaps	—	463,966	359,726
Transaction Expenses	29,856	15,068	10,928
Stock Compensation expense for retirement eligible rewards	(432)	414	1,199
Earnings available for distribution	428,967	333,651	421,482

GAAP net income per diluted common share	$2.44	$0.07	$1.81
Earnings available for distribution per adjusted diluted common share	$1.78	$1.46	$2.24
(1) Included in net realized gains (losses) on derivatives in the Consolidated

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Earnings available for distribution for the years ended December 31, 2021, 2020 and 2019.

	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Weighted average diluted shares - GAAP	245,496,926	226,438,341	188,406,444
Conversions from Convertible Debt	—	14,259,495	—
Non-participating Warrants	(5,070,543)	(11,415,711)	—
Adjusted weighted average diluted shares - Earnings available for distribution	240,426,383	229,282,125	188,406,444

	For the Quarters Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(718)	$313,030	$144,883	$139,153	$128,797
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	108,286	(239,524)	(36,108)	(270,012)	(61,379)
Net realized (gains) losses on sales of investments	—	—	(7,517)	(37,796)	329
(Gains) losses on extinguishment of debt	(980)	25,622	21,777	237,137	(919)
Interest expense on long term debt	—	238	959	1,076	1,197
Increase (decrease) in provision for credit losses	92	(386)	453	(126)	13
Transaction expenses	4,241	3,432	5,745	16,437	3,827
Stock Compensation expense for retirement eligible awards	(363)	(365)	(361)	661	(225)
Earnings available for distribution	$110,558	$102,047	$129,831	$86,530	$71,640

GAAP net income (loss) per diluted common share	$(0.00)	$1.30	$0.60	$0.54	$0.49
Earnings available for distribution per adjusted diluted common share	$0.46	$0.42	$0.54	$0.36	$0.29

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	December 31, 2021 (1)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Weighted average diluted shares - GAAP	239,568,905	240,362,602	241,739,536	261,435,081	264,882,701
Conversions from Convertible Debt	—	—	—	—	—
Non-participating Warrants	—	—	—	(20,282,173)	(20,278,970)
Adjusted weighted average diluted shares - Earnings available for distribution	239,568,905	240,362,602	241,739,536	241,152,908	244,603,731
(1) Includes weighted average dilutive shares - GAAP of 236,896,212 shares and 2,672,393 of potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the net loss available to common shareholders for the quarter-ended December 31, 2021.

Our Earnings available for distribution for the year ended December 31, 2021 were $429 million, or $1.78 per average diluted common share, and increased by $95 million, or $0.32 per average diluted common share, as compared to $334 million, or $1.46 per average diluted common share, for the year ended December 31, 2020. The increase in Earnings available for distribution was driven by lower interest expense driven by lower financing rate on our securitized debt and secured financing agreements and higher net interest income due to prepayment penalties and early paydowns during the year ended December 31, 2021 as compared to the same period of 2020.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2021	18.05%	16.52%	15.42%
For the Year Ended December 31, 2020	2.46%	14.21%	12.43%
For the Year Ended December 31, 2019	10.56%	15.26%	13.93%

For the Quarter Ended December 31, 2021	1.87%	16.30%	15.45%
For the Quarter Ended September 30, 2021	35.47%	15.99%	14.54%
For the Quarter Ended June 30, 2021	18.16%	19.24%	19.47%
For the Quarter Ended March 31, 2021	17.16%	14.82%	12.62%
* Includes effect of realized losses on interest rate swaps and excludes long term debt expense.

Return on average equity increased by 1,559 basis points for the year ended December 31, 2021, as compared to the same period of 2020. This increase is driven primarily by higher unrealized asset pricing gains on our financial instruments, lower financing rate on our securitized debt and secured financing agreements, and prepayment penalties and early paydowns received during the year ended December 31, 2021 as compared to the same period of 2020. Economic net interest income as a percentage of average equity increased by 231 basis points for the year ended December 31, 2021 compared to the year ended December 31, 2020. Earnings available for distribution as a percentage of average common equity increased by 299 basis points for the year ended December 31, 2021 compared to the same period of 2020. This increase in Earnings available for distribution as a percentage of average common equity for the year ended December 31, 2021 as compared to the same period of 2020, was primarily driven by a decrease in interest expense driven by lower financing rates on secured debt and secured financing agreements and higher net interest income due to prepayment penalties and early paydowns received.

Financial Condition

Portfolio Review

During the year ended December 31, 2021, the financial markets showed signs of improvement from the disruptions driven by the COVID-19 pandemic during the previous year. We focused our efforts on reducing the cost of funding by calling and resecuritizing certain of our higher rate debt with lower rates available in the financing markets. During the year ended December 31, 2021, on an aggregate basis, we purchased $3.1 billion of investments, sold $1.9 billion of investments and received $3.7 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
Interest earning assets at period-end (1)	$14,893,829	$17,093,949
Interest bearing liabilities at period-end	$11,075,655	$13,513,580
GAAP Leverage at period-end	3.0:1	3.6:1
GAAP Leverage at period-end (recourse)	0.9:1	1.2:1
(1) Excludes cash and cash equivalents.

	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	10.1%	10.2%	12.1%	12.6%
Senior	4.5%	5.0%	6.5%	7.5%
Subordinated	4.2%	3.6%	4.4%	3.6%
Interest-only	1.4%	1.6%	1.2%	1.5%
Agency RMBS	0.8%	0.7%	0.4%	0.5%
Pass-through	—%	—%	—%	—%
Interest-only	0.8%	0.7%	0.4%	0.5%
Agency CMBS	5.3%	10.0%	5.2%	10.2%
Project loans	4.2%	9.9%	4.2%	10.0%
Interest-only	1.1%	0.1%	1.0%	0.2%
Loans held for investment	83.8%	79.1%	82.3%	76.7%
Fixed-rate percentage of portfolio	95.4%	94.9%	94.4%	93.2%
Adjustable-rate percentage of portfolio	4.6%	5.1%	5.6%	6.8%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at December 31, 2021 and December 31, 2020. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%	14.1%	14.6%	1.6%	1.9%	23.6%	2.8%
Subordinated	$845,432	$68.10	$77.12	3.8%	7.1%	18.6%	19.3%	0.2%	0.5%	28.9%	3.6%
Interest-only	$3,904,665	$4.90	$4.42	1.7%	13.2%	22.2%	25.5%	1.0%	1.8%	23.4%	—%
Agency RMBS
Interest-only	$992,978	$10.37	$6.09	1.3%	0.3%	25.6%	26.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$560,565	$101.77	$109.61	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,578,640	$5.70	$5.69	0.7%	4.6%	14.0%	30.9%	N/A	N/A	N/A	N/A
Loans held for investment	$11,519,255	$99.22	$106.58	5.5%	4.9%	16.1%	15.0%	0.9%	0.4%	50.5%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,560,136	$50.65	$81.90	4.5%	16.9%	13.4%	11.0%	2.8%	2.9%	47.2%	2.8%
Subordinated	$905,674	$62.46	$67.43	3.8%	6.3%	16.0%	12.5%	0.8%	0.7%	22.1%	3.3%
Interest-only	$5,628,240	$4.43	$4.66	1.5%	16.2%	27.3%	23.0%	2.1%	1.8%	27.8%	—%
Agency RMBS
Interest-only	$1,262,963	$9.41	$7.18	1.7%	1.6%	23.8%	20.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$1,527,621	$101.81	$112.23	4.1%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$1,326,665	$1.78	$1.95	0.6%	8.4%	10.0%	8.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,640,195	$98.69	$103.85	5.6%	5.2%	11.9%	9.7%	0.9%	1.2%	39.6%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Balance, beginning of period	$352,545	$338,024	$358,562	$409,690	$422,981
Accretion of discount	(22,172)	(21,820)	(37,986)	(24,023)	(21,281)
Purchases	—	1,995	(3,453)	—	758
Sales and deconsolidation	—	—	(17,123)	(41,651)	98
Transfers from/(to) credit reserve, net	3,173	34,346	38,024	14,546	7,134
Balance, end of period	$333,546	$352,545	$338,024	$358,562	$409,690
We invest a significant majority of our capital in pools of Non-Agency RMBS and Loans held for investment. These investments carry risk for credit losses. As we are exposed to risk for credit losses, it is important for us to closely monitor credit losses incurred, as well as how expectations of credit losses are expected to change. We estimate future credit losses based on historical experience, market trends, current delinquencies as well as expected recoveries. The net present value of these expected credit losses can change, sometimes significantly from period to period as new information becomes available. When credit loss experience and expectations improve, we will collect more principal on our investments. If credit loss experience deteriorates, we will collect less principal on our investments. The favorable or unfavorable changes in credit losses are reflected in the yield on our investments in mortgage loans and recognized in earnings over the remaining life of our investments. The following table presents changes to net present value of expected credit losses for our Non-Agency RMBS and Loans held for investment portfolios during the previous five quarters. Gross losses are discounted at the rate used to amortize any discounts or premiums on our investments into income. A decrease (negative balance) in the "Increase/(decrease)" line item in the tables below represents a favorable change in expected credit losses. An increase (positive balance) in the "Increase/(decrease)" line item in the tables below represents an unfavorable change in expected credit losses.

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Balance, beginning of period	$107,686	$129,053	$133,607	$157,527	$163,369
Realized losses	(987)	(229)	(2,482)	(3,927)	(4,984)
Accretion	2,928	3,374	3,466	4,152	4,242
Purchased losses	—	1,006	3,066	—	4,007
Sold losses	—	—	(678)	(733)	(2,928)
Increase/(decrease)	(3,387)	(25,518)	(7,926)	(23,412)	(6,179)
Balance, end of period	$106,240	$107,686	$129,053	$133,607	$157,527

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Balance, beginning of period	$340,431	$420,323	$448,763	$511,190	$536,016
Realized losses	(8,368)	(7,641)	(13,244)	(8,512)	(14,373)
Accretion	4,074	4,487	4,795	3,420	5,702
Increase/(decrease) (1)	32,891	(76,738)	(19,991)	(57,335)	(16,155)
Balance, end of period	$369,028	$340,431	$420,323	$448,763	$511,190
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

As discussed throughout this Annual Report on Form 10-K, the financial markets have continued to show improvements with continued declines in unemployment rates and a strong real estate market. During the year ended December 31, 2021, we observed price appreciation in our Loans held for investment portfolio and Non-Agency RMBS portfolios as delinquency rates continued to drop from prior year highs. Despite improving conditions, there is still significant uncertainty and risks related to the COVID-19 pandemic and potentially new, more infectious variants. If infection rates become more pronounced, we may experience an adverse impact on our liquidity. See the “Market Conditions and our Strategy” section of this “Part II. Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements” for more information on how the COVID-19 pandemic may impact our liquidity and capital resources. As discussed in greater detail above in “Part II. Item - 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Conditions and our Strategy,” we have sought longer-term, more durable financing since 2020 to reduce our risk to margin calls related to shorter-term repurchase financing.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master secured financing agreements, warehouse facilities and secured financing agreements facilities with our counterparties. Because secured financing agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling forward such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and dispose of assets.

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

Current Period

We held cash and cash equivalents of approximately $386 million and $269 million at December 31, 2021 and December 31, 2020, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $117 million from December 31, 2020 to December 31, 2021.

Our operating activities provided net cash of approximately $519 million and $258 million for the years ended December 31, 2021 and 2020, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $681 million during the year ended December 31, 2021. For the year ended December 31, 2020 interest received net of interest paid was $590 million. In addition, during the year ended December 31, 2020 we used cash of $464 million for payments on swap terminations, which was offset by cash received for derivative margin of $326 million.

Our investing activities provided cash of $2.5 billion and $8.3 billion for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we received cash from sale of investments of $1.9 billion primarily consisting of Loans held for investment of $1.7 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investment of $3.7 billion. This cash provided was offset in part by cash used on investment purchases of $3.1 billion, primarily consisting of Loans held for investment of $2.9 billion and Agency CMBS funding of $217 million. During the year ended December 31, 2020, we received cash from sale of primarily Agency MBS investments of $7.2 billion, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.9 billion. This cash provided was offset in part by cash used on investment purchases of $3.0 billion, consisting of $2.6 billion in purchases of Loans held for investments, $433 million in Agency CMBS funding, and $33 million in Non-Agency RMBS purchases.

Our financing activities used cash of $3.0 billion and $8.4 billion for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, our financing efforts were focused on taking advantage of a low interest rate environment to collapse and securitize debt borrowings that significantly reduce our cost of funding. During the year ended December 31, 2021, we primarily used cash for repayment of principal on our securitized debt of $6.5 billion, net payments on our secured financing agreements of $1.4 billion, settlement of warrants of $221 million, and paid common and preferred dividends of $372 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $5.5 billion. During the year ended December 31, 2020, we used cash for net payments on our secured financing agreements of $8.8 billion, repayment of principal on our securitized debt of $2.6 billion, and paid common and preferred dividends of $396 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $3.0 billion and convertible debt issuance of $361 million.

Our recourse leverage was 0.9:1 and 1.2:1 at December 31, 2021 and at December 31, 2020, respectively. The reduction in recourse leverage was a result of our continuing efforts to de-lever our financial position reducing our secured financing agreements liability. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At December 31, 2021 and 2020, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	December 31, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	—% - —%	$—	NA	NA
1 to 29 days	1,018,670	0.73%	0.11% - 1.95%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	379,031	1.66%	1.55% - 1.70%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	342,790	1.86%	0.90% - 2.35%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	67,840	1.66%	1.66% - 1.66%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	157,944	1.38%	0.95% - 1.45%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	895,210	3.70%	1.95% - 4.38%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	143,239	3.05%	3.05% - 3.05%	—	NA	NA
2 to 3 years	—	NA	NA	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	256,889	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$3,261,613	2.30%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $3 million and $8 million of deferred financing cost as of December 31, 2021 and December 31, 2020, respectively.

Average remaining maturity of Secured financing agreements secured by:
	December 31, 2021	December 31, 2020
Agency RMBS (in thousands)	4 Days	12 days
Agency CMBS (in thousands)	13 Days	11 days
Non-Agency RMBS and Loans held for investment (in thousands)	257 Days	458 days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have stabilized, or even declined, during 2021 as markets have continued to show improvement and liquidity has become more available. At December 31, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 6.7% and Non-Agency RMBS and Loans held for investment was 27.9%. At December 31, 2020, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 25.0%, Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 31.8%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of December 31, 2021, we have entered into $1.2 billion of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by non-agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. We believe these non-MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At December 31, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.2% and Non-Agency MBS and Loans held for investment was 2.8%. At December 31, 2020, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 0.9%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 4.8%.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Year Ended December 31, 2021	$3,937,929	$3,261,613
Year Ended December 31, 2020	$7,316,345	$4,636,837
Year Ended December 31, 2019	$14,492,386	$13,427,545

Quarter End December 31, 2021	$3,468,212	$3,261,613
Quarter End September 30, 2021	$3,824,615	$3,788,336
Quarter End June 30, 2021	$3,792,547	$3,554,428
Quarter End March 31, 2021	$4,560,057	$4,045,912

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2021 and December 31, 2020, the carrying value of our total interest-bearing debt was approximately $11.1 billion and $13.5 billion, respectively, which represented a leverage ratio of approximately 3.0:1 and 3.6:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2021, we had secured financing agreements with 11 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of December 31, 2021 and December 31, 2020, we had $4.4 billion and $6.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity. When we renew our secured financing agreements, there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of the COVID-19 pandemic.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at December 31, 2021:

December 31, 2021
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	7	2,183,494	884,005
Japan	1	746,001	206,789
Canada	1	218,855	46,523
Netherlands	1	57,042	1,377
South Korea	1	56,221	2,812
Total	11	$3,261,613	$1,141,506
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement and unrealized loss on swaps for each counterparty.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At December 31, 2021, we did not have any exposure to a counterparty which exceeded 10% of our equity.

At December 31, 2021, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In February 2021, our Board of Directors increased the authorization of our share repurchase program, or the Repurchase Program, to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the year ended December 31, 2021. We repurchased approximately 1.4 million shares of our common stock at an average price of $15.34 per share for a total of $22 million during the year ended December 31, 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of December 31, 2021.

During the year ended December 31, 2021, we issued approximately 6 million shares of our common stock upon conversion of the $37 million Notes. During the year ended December 31, 2020, we issued approximately 49 million shares of our common stock upon conversion of the $321 million Notes. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

We declared dividends to common shareholders of $308 million, or $1.29 per share, and $301 million, or $1.40 per share, during the years ended December 31, 2021 and 2020, respectively.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

We declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

We declared dividends to Series C preferred stockholders of $20 million, or $1.937500 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

We declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the year ended December 31, 2021 and 2020, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 393 thousand RSU awards during the year ended December 31, 2021, with a grant date fair value of $5 million, respectively. We granted 414 thousand RSU awards during the year ended December 31, 2020, with a grant date fair value of $5 million.
In addition, during the year ended December 31, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the year ended December 31, 2021 and 2020, include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. During the year ended December 31, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the year ended December 31, 2020, we granted 173 thousand PSU awards to senior management with a grant date fair value of $3 million.
At December 31, 2021 and December 31, 2020, there were approximately 2.8 million and 2.1 million unvested shares of RSUs and PSUs issued to our employees, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2021 and December 31, 2020. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

December 31, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,861,485	$143,239	$256,889	$—	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS	4,374	2,361	949	82	7,766
Securitized debt at fair value, collateralized by Loans held for investment	2,031,445	2,886,255	1,697,760	1,145,995	7,761,455
Interest expense on MBS secured financing agreements (1)	7,687	352	1,270	—	9,309
Interest expense on securitized debt (1)	170,798	223,316	117,998	101,367	613,479
Total	$5,075,789	$3,255,523	$2,074,866	$1,247,444	$11,653,622
(1) Interest is based on variable rates in effect as of December 31, 2021.

December 31, 2020
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,598,173	$642,696	$395,978	$—	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS	13,552	11,229	1,589	305	26,675
Securitized debt at fair value, collateralized by Loans held for investment	1,837,055	2,819,646	1,774,273	2,170,253	8,601,227
Interest expense on MBS secured financing agreements (1)	19,177	2,743	2,018	—	23,938
Interest expense on securitized debt (1)	265,516	364,443	217,727	270,046	1,117,732
Total	$5,733,473	$3,840,757	$2,391,585	$2,440,604	$14,406,419
(1) Interest is based on variable rates in effect as of December 31, 2020.

Not included in the table above are the unfunded construction loan commitments of $23 million and $106 million as of December 31, 2021 and December 31, 2020, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

Capital Expenditure Requirements

At December 31, 2021 and December 31, 2020, we had no material commitments for capital expenditures.

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

We determine the fair value of all of our Non-Agency RMBS investment securities, including Non-Agency represented as securitized debt, based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, repayment speeds, expected losses, expected loss severity, discount rates and other factors. Estimates of repayment speeds, expected losses and expected loss severity, require significant judgment and are based on what we believe a market participant would use to determine the cash flows. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, we compare the fair values generated by the model to non-binding independent prices provided by an independent third party pricing services.

We estimate the fair value of our Loans held for investment consisting of seasoned subprime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by us with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon as compared to coupon currently available in the market, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history. The determination of the baseline, the market expectation, requires significant judgment. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, we compare the fair values generated by the model to non-binding independent prices provided by an independent third party pricing service.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. Our fair value estimation process utilizes inputs other than quoted prices that are observed in the market. Our estimates are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 93% and 89% of total assets measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively. Level 3 liabilities represent approximately 100% of total liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020, respectively.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to thirty consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2021, we consolidated twenty-seven residential mortgage loan securitizations and three RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and Non-QM residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily first lien mortgages of 2005-2007 vintages.

Our determination to consolidate these thirty VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to remove the servicer without cause resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

Our Consolidated Statements of Financial Condition separately present: (i) our direct assets and liabilities, and (ii) the assets and liabilities of our consolidated securitization vehicles net of intercompany eliminations representing securities from the securitization trusts retained by us. Assets of all consolidated VIEs can only be used to satisfy the obligations of those VIEs, and the liabilities of consolidated VIEs are non-recourse to us.

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

Recent Accounting Pronouncements

Refer to Note 2 in the Notes to Consolidated Financial Statements for a discussion of accounting guidance we have recently adopted or expect to be adopted in the future.

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

Additionally, refer to "Risk Factors" in Part I, Item 1A, included elsewhere in this 2021 Form 10-K for additional information on risks we face, including the potential effects of the COVID-19 pandemic.

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own that are rated below ‘‘AAA’’ or not rated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics.

In connection with loan acquisitions, we or a third-party perform an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not review all of the loans in a pool, but rather a sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s characteristics and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. Our resources include a portfolio management system, as well as third-party software systems. We utilize third-party due diligence firms to perform an independent mortgage loan file review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review.

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

If the effects of the COVID-19 pandemic result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses. The future effects of the COVID-19 pandemic on economic activity could negatively affect the timing and amount of principal and interest payments on our existing investments as mortgage holder may have difficulty making payments contractually due. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as “Part I, Item 1A - Risk Factors” for more information on how COVID-19 may impact the credit quality of our mortgage-related assets.

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic and updated Federal Reserve projections which called for three 0.25 percent rate hikes in 2022. As Federal Reserve increases its Federal Funds target rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. Moreover, any adjustable-rate mortgage loans based upon LIBOR will need to convert by that time too.

In the United States, the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR, plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

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

Interest Rate Mismatch Risk

We fund a substantial portion of the acquisitions of our investments with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and mortgage-backed securities. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2021 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2021
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	2.88%	7.47%
-50 Basis Points	2.69%	3.69%
Base Interest Rate	—	—
+50 Basis Points	(2.85)%	(3.68)%
+100 Basis Points	(5.46)%	(7.17)%
(1) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in actual or expected prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income increasing interest income when prepayments increase. Actual prepayment results may be materially different than the assumptions we use for our portfolio.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2021. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2021
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$93,522	$553,444	$60,489	$14,201,723	$14,909,178
Cash equivalents	385,741	—	—	—	385,741
Total rate sensitive assets	$479,263	$553,444	$60,489	$14,201,723	$15,294,919

Rate sensitive liabilities	5,136,953	5,850,701	—	—	10,987,654
Interest rate sensitivity gap	$(4,657,690)	$(5,297,257)	$60,489	$14,201,723	$4,307,265

Cumulative rate sensitivity gap	$(4,657,690)	$(9,954,947)	$(9,894,458)	$4,307,265

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(30)%	(65)%	(65)%	28%

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

Cybersecurity Risk

We have a suite of controls including technology hardware and software solutions, regular testing of the resiliency of our systems including penetration and disaster recovery testing as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

We have been operating remotely since the middle of March 2020. While we feel our remote work environment is secure, cybersecurity attacks have increased in an attempt to breach our system and take advantage of employees working from home. The technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. We have not had a cybersecurity breach and maintain vigilance around our technology platforms, but there is no assurance that all cybersecurity risks will be mitigated.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2021 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2021 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.

(b) Management’s Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework.
Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report under Item 8. "Financial Statements and Supplementary Data."

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter and year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2022 (and, in any event, no later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 15, 2022. The information to be included in the Proxy Statement regarding our directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference.

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

The tables to be included in the Proxy Statement, which will contain information relating to securities authorized for issuance under equity compensation plans and beneficial ownership of our capital stock required by Items 201(d) and 403 of Regulation S-K, are incorporated herein by reference.

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

3.7	Certificate of Correction, dated as of September 10, 2021 (filed as Exhibit 3.7 to the Company's Report on Form 8-K filed on September 13, 2021 and incorporated herein by reference)
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

4.1	Description of securities (filed as Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on February 18, 2021 and incorporated herein by reference).
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
10.7†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.8†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Mohit Marria (filed as Exhibit 10.3 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.9†
Employment Agreement, dated December 17, 2018 and effective as of January 1, 2019, between the Company and Phillip J. Kardis II, Esq. (filed as Exhibit 10.5 to the Company’s Report on Form 8-K filed on December 20, 2018 and incorporated herein by reference)

10.10†
Employment Agreement, dated June 22, 2021 and effective date as defined in the agreement, between the Company and Subramaniam Viswanathan (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on August 4, 2021 and incorporated herein by reference)

10.11	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)
10.12
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 2(d) to the consolidated financial statements, the Company changed its method of accounting for impairment from an incurred loss model to a current expected credit loss model for available-for-sale financial instruments for 2021 and 2020 and changed its recognition of interest income on certain Non-Agency RMBS due to the adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments.

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

Valuation of financial instruments using significant unobservable inputs
Description of the Matter	As of December 31, 2021, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $1.8 billion of Non-Agency RMBS, at fair value; $12 billion of Loans held for investment, at fair value; and $7.7 billion of Securitized debt at fair value, collateralized by loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 5 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

Auditing the fair value of the Company's Level 3 financial instruments involved complex judgment due to the judgment and estimation uncertainty used by the Company in determining the fair value of the financial instruments. In particular, to value its Level 3 financial instruments, the Company used significant unobservable inputs, such as discount rates, prepayment speeds, default rates, loss severities, baseline interest rates and delinquency histories, which are significant to the valuation of these Level 3 financial instruments.

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

Interest Income on Non-Agency RMBS and Loans held for investment
Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company recorded $57.5 million of net accretion of purchase discounts on the Company’s Non-Agency RMBS portfolio and $79.2 million of net amortization of purchase premiums on the Company’s Loans held for investment portfolio, both of which are included in the interest income line item within the consolidated statement of operations for the year ending December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company recognizes interest income on these investments using the interest method based on management’s estimates of cash flows, which incorporates significant assumptions regarding the timing and amount of expected future cash flows, prepayment speeds, expected default severities, loss severities, delinquency rates, and other pertinent factors.

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

Our audit procedures included, among others, evaluating the appropriateness of the income recognition model applied to each of the Company’s investments, testing the mathematical accuracy of the models used to calculate and evaluate yields, and testing the Company’s cash flow estimates. With the assistance of our valuation specialists, we independently developed a range of loss projections for a sample of investments based on market data and compared them to the Company’s estimates utilized for income recognition. We also tested the completeness and accuracy of the underlying data used in management’s cash flow projections. In addition, we utilized third-party data to test management’s estimate and identify potential sources of corroborative or contrary information.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 17, 2022

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2021	December 31, 2020
Cash and cash equivalents	$385,741	$269,090
Non-Agency RMBS, at fair value (net of allowance for credit losses of $213 thousand and $180 thousand, respectively)	1,810,208	2,150,714
Agency RMBS, at fair value	60,487	90,738
Agency CMBS, at fair value	761,208	1,740,368
Loans held for investment, at fair value	12,261,926	13,112,129
Accrued interest receivable	69,513	81,158
Other assets	58,320	78,822
Total assets (1)	$15,407,403	$17,523,019
Liabilities:
Secured financing agreements ($4.4 billion and $6.7 billion pledged as collateral, respectively)	$3,261,613	$4,636,847
Securitized debt, collateralized by Non-Agency RMBS ($365 million and $505 million pledged as collateral, respectively)	87,999	113,433
Securitized debt at fair value, collateralized by Loans held for investment ($11.0 billion and $12.4 billion pledged as collateral, respectively)	7,726,043	8,711,677
Long term debt	—	51,623
Payable for investments purchased	477,415	106,169
Accrued interest payable	20,416	40,950
Dividends payable	86,152	77,213
Accounts payable and other liabilities	11,574	5,721
Total liabilities (1)	$11,671,212	$13,743,633

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 236,951,266 and 230,556,760 shares issued and outstanding, respectively	2,370	2,306
Additional paid-in-capital	4,359,045	4,538,029
Accumulated other comprehensive income	405,054	558,096
Cumulative earnings	4,552,008	3,881,894
Cumulative distributions to stockholders	(5,582,658)	(5,201,311)
Total stockholders' equity	$3,736,191	$3,779,386
Total liabilities and stockholders' equity	$15,407,403	$17,523,019
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2021, and December 31, 2020, total assets of consolidated VIEs were $10,666,591 and $12,165,017, respectively, and total liabilities of consolidated VIEs were $7,223,655 and $8,063,110, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net interest income:
Interest income (1)	$937,546	$1,030,250	$1,361,110
Interest expense (2)	326,628	516,181	758,814
Net interest income	610,918	514,069	602,296

Increase/(decrease) in provision for credit losses	33	180	—

Net other-than-temporary credit impairment losses	—	—	(4,853)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	—	201,000	(106,209)
Realized gains (losses) on terminations of interest rate swaps	—	(463,966)	(359,726)
Net realized gains (losses) on derivatives	—	(41,086)	(34,423)
Net gains (losses) on derivatives	—	(304,052)	(500,358)
Net unrealized gains (losses) on financial instruments at fair value	437,357	(110,664)	409,634
Net realized gains (losses) on sales of investments	45,313	166,946	20,360
Gains (losses) on extinguishment of debt	(283,556)	(54,418)	9,318
Total other gains (losses)	199,114	(302,188)	(61,046)

Other expenses:
Compensation and benefits	46,823	44,811	48,880
General and administrative expenses	22,246	22,914	23,915
Servicing and asset manager fees	36,555	39,896	38,930
Transaction expenses	29,856	15,068	10,928
Total other expenses	135,480	122,689	122,653
Income (loss) before income taxes	674,519	89,012	413,744
Income tax expense (benefit)	4,405	158	193
Net income (loss)	$670,114	$88,854	$413,551

Dividends on preferred stock	73,764	73,750	72,704

Net income (loss) available to common shareholders	$596,350	$15,104	$340,847

Net income (loss) per share available to common shareholders:
Basic	$2.55	$0.07	$1.82
Diluted	$2.44	$0.07	$1.81

Weighted average number of common shares outstanding:
Basic	233,770,474	212,995,533	187,156,990
Diluted	245,496,926	226,438,341	188,406,444

(1) Includes interest income of consolidated VIEs of $586,580, $683,456 and $780,746 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $203,135, $285,142 and $337,387 for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Comprehensive income (loss):
Net income (loss)	$670,114	$88,854	$413,551
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(115,926)	$(94,136)	$70,855
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	—	$—	$4,853
Reclassification adjustment for net realized losses (gains) included in net income	(37,116)	$(56,104)	$5,796
Other comprehensive income (loss)	(153,042)	$(150,240)	$81,504
Comprehensive income (loss) before preferred stock dividends	$517,072	$(61,386)	$495,055
Dividends on preferred stock	$73,764	$73,750	$72,704
Comprehensive income (loss) available to common stock shareholders	$443,308	$(135,136)	$422,351

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December 31, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	670,114	—	670,114
Other comprehensive income (loss)	—	—	—	—	—	—	(153,042)	—	—	(153,042)
Repurchase of common stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	58	37,282	—	—	—	37,340
Stock based compensation	—	—	—	—	8	6,505	—	—	—	6,513
Common dividends declared	—	—	—	—	—	—	—	—	(307,583)	(307,583)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,764)	(73,764)
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191

For the Year Ended December 31, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	88,854	—	88,854
Other comprehensive income (loss)	—	—	—	—	—	—	(150,240)	—	—	(150,240)
Repurchase of common stock	—	—	—	—	(15)	(22,051)	—	—	—	(22,066)
Settlement of convertible debt	—	—	—	—	494	312,804	—	—	—	313,298
Purchase of capped call	—	—	—	—	(47)	(33,703)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	5,016	—	—	—	5,017
Common dividends declared	—	—	—	—	—	—	—	—	(301,270)	(301,270)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,750)	(73,750)
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386

For the Year Ended December 31, 2019

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2018	$58	$130	$104	$—	$1,871	$4,072,093	$626,832	$3,379,489	$(4,376,748)	$3,703,829
Net income (loss)	—	—	—	—	—	—	—	413,551	—	413,551
Other comprehensive income (loss)	—	—	—	—	—	—	81,504	—	—	81,504
Stock based compensation	—	—	—	—	2	10,582	—	—	—	10,584
Common dividends declared	—	—	—	—	—	—	—	—	(376,839)	(376,839)
Preferred dividends declared	—	—	—	—	—	—	—	—	(72,704)	(72,704)
Issuance of preferred stock	—	—	—	80	—	193,288	—	—	—	193,368
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash Flows From Operating Activities:
Net income (loss)	$670,114	$88,854	$413,551
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	70,584	102,564	58,902
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	8,625	(39,647)	(29,423)
Amortization of swaption premium	—	—	747
Net unrealized losses (gains) on derivatives	—	(201,000)	106,209
Margin (paid) received on derivatives	—	325,594	7,250
Net unrealized losses (gains) on financial instruments at fair value	(437,357)	110,664	(409,634)
Net realized losses (gains) on sales of investments	(45,313)	(166,946)	(20,360)
Net increase (decrease) in provision for credit losses	33	180	—
Net other-than-temporary credit impairment losses	—	—	4,853
(Gain) loss on extinguishment of debt	283,556	54,418	(9,318)
Equity-based compensation expense	6,513	5,017	10,584
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	11,643	35,950	6,334
Decrease (increase) in other assets	(36,013)	(32,275)	(20,049)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	6,903	(322)	(10,306)
Increase (decrease) in accrued interest payable, net	(20,106)	(25,148)	(44,304)
Net cash provided by (used in) operating activities	$519,182	$257,903	$65,036
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(217,263)	$(432,822)	$(2,929,500)
Sales	201,653	7,201,313	2,815,394
Principal payments	773,381	715,931	2,237,980
Non-Agency RMBS portfolio:
Purchases	(9,766)	(32,859)	(373,697)
Sales	47,674	166,786	38,604
Principal payments	299,332	261,737	415,518
Loans held for investment:
Purchases	(2,852,801)	(2,558,943)	(4,366,411)
Sales	1,653,260	1,042,664	1,681,227
Principal payments	2,652,767	1,966,590	1,717,745
Net cash provided by (used in) investing activities	$2,548,237	$8,330,397	$1,236,860
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$45,623,033	$87,550,016	$133,892,203
Payments on secured financing agreements	(47,001,449)	(96,378,688)	(134,495,789)
Net proceeds from preferred stock offerings	—	—	193,368
Payments on repurchase of common stock	(1,828)	(22,066)	—
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	5,521,953	3,043,257	1,487,286
Payments on securitized debt borrowings, collateralized by Loans held for investment	(6,440,480)	(2,535,782)	(1,845,272)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(21,752)	(16,839)	(24,340)
Payments on convertible debt purchases	(36,892)	—	—
Net proceeds from issuance of convertible debt	—	361,139	—

Purchase of capped call	—	(33,750)	—
Settlement of warrants	(220,945)	—	—
Common dividends paid	(298,644)	(322,625)	(374,256)
Preferred dividends paid	(73,764)	(73,750)	(72,704)
Net cash provided by (used in) financing activities	$(2,950,768)	$(8,429,088)	$(1,239,504)
Net increase (decrease) in cash and cash equivalents	116,651	159,212	62,392
Cash and cash equivalents at beginning of period	269,090	109,878	47,486
Cash and cash equivalents at end of period	$385,741	$269,090	$109,878

Supplemental disclosure of cash flow information:
Interest received	$1,019,773	$1,168,080	$1,427,030
Interest paid	$338,538	$578,477	$835,041
Income taxes paid	$4,405	$158	$193
Non-cash investing activities:
Payable for investments purchased	$477,415	$106,169	$1,256,337
Receivable for investments sold	$—	$—	$446,225
Net change in unrealized gain (loss) on available-for sale securities	$(153,042)	$(150,240)	$81,504
Retained beneficial interests	$24,891	$21,943	$141,484
Non-cash financing activities:
Dividends declared, not yet paid	$86,152	$77,213	$98,568
Conversion of convertible debt	$37,339	$309,820	$—
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

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has twelve wholly-owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013; Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera RR Holding LLC formed in April 2016; Anacostia LLC, a TRS formed in June 2018; NYH Funding LLC, a TRS formed in May 2019; Kali 2020 Holdings LLC formed in May 2020; Varuna Capital Partners LLC formed in September 2020; and Aarna Holdings LLC formed in November 2020.

The Company holds a non-consolidated interest in Kah Capital Management, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company paid $1 million, $1 million, and $3 million, during the years ended December 31, 2021, 2020 and 2019, respectively, in fees to Kah Capital Management for investment services provided, which are reported within Other Expenses on the Statement of Operations.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2021 and December 31, 2020.

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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are measured and reported at the estimated fair value less the estimated cost to sell at the end of each reporting period. At the time the asset is re-categorized, any difference between the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a gain or loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. The carrying value of REO assets at December 31, 2021 and 2020 was $15 million and $14 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

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

(h) Long Term Debt

The Company's Long Term Debt is comprised of Convertible Senior Notes. Convertible notes include unsecured convertible debt that are carried at their unpaid principal balance net of any unamortized deferred issuance costs. Interest on the notes is payable semiannually until such time the notes mature or are converted or exchanged into shares. Any debt discounts or premiums are reported as an adjustment to the carrying amount of the debt liability and amortized into interest expense using the effective interest method. If converted by a holder, the holder of the notes would receive shares of our common stock. Deferred debt issuance costs are expenses associated with the issuance of long-term debt. These expenses typically include underwriting, legal, accounting, and other fees. Deferred debt issuance costs are included in the carrying value of the related long-term debt issued and are amortized as an adjustment to interest expense using the effective interest method, based upon the actual and estimated repayment schedules of the related long-term debt issued.

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

All Agency MBS investments acquired prior to July 1, 2017 are carried at fair value with changes in fair value reported in other comprehensive income (OCI) as available-for-sale investments. All revenue recognition for these Agency MBS investments owned prior to July 1, 2017 will be in accordance with ASC 310-20, per the Company’s accounting practices.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary during December 31, 2021 and 2020.

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

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this update to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted earnings per share, or EPS, calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. The amendments in this update are effective for the Company on January 1, 2022. The Company currently does not have convertible instruments and contracts in its own equity, therefore, the adoption of this guidance is not expected to have any material impact on the Company's consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of December 31, 2021 and December 31, 2020.

		December 31, 2021
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,283,788	$5,906	$(673,207)	$616,487	$(212)	$985,682	$369,913	$(506)	$369,407
Subordinated	845,432	5,179	(274,843)	575,768	(1)	652,025	99,240	(22,982)	76,258
Interest-only	3,904,665	191,230	—	191,230	—	172,501	36,512	(55,241)	(18,729)
Agency RMBS
Interest-only	992,978	102,934	—	102,934	—	60,487	—	(42,447)	(42,447)
Agency CMBS
Project loans	560,565	10,812	(879)	570,498	—	614,419	43,921	—	43,921
Interest-only	2,578,640	147,024	—	147,024	—	146,789	3,044	(3,279)	(235)
Total	$10,166,068	$463,085	$(948,929)	$2,203,941	$(213)	$2,631,903	$552,630	$(124,455)	$428,175

		December 31, 2020
		(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,560,135	$3,934	$(773,804)	$790,265	$(180)	$1,277,800	$487,963	$(248)	$487,715
Subordinated	905,674	7,059	(347,056)	565,677	—	610,655	83,007	(38,029)	44,978
Interest-only	5,628,240	249,610	—	249,610	—	262,259	67,868	(55,219)	12,649
Agency RMBS
Interest-only	1,262,963	118,867	—	118,867	—	90,738	270	(28,399)	(28,129)
Agency CMBS
Project loans	1,527,621	28,559	(861)	1,555,319	—	1,714,483	159,233	(69)	159,164
Interest-only	1,326,665	23,572	—	23,572	—	25,885	2,659	(346)	2,313
Total	$12,211,298	$431,601	$(1,121,721)	$3,303,310	$(180)	$3,981,820	$801,000	$(122,310)	$678,690

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2021 and December 31, 2020. All available for sale Non-Agency RMBS not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

			December 31, 2021
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$30,846	$(506)	2	$—	$—	—	$30,846	$(506)	2
Subordinated	36,942	(657)	7	28,371	(22,325)	9	65,313	(22,982)	16
Interest-only	11,872	(1,958)	24	30,474	(53,283)	56	42,346	(55,241)	80
Agency RMBS
Interest-only	5,003	(1,215)	4	55,486	(41,232)	21	60,489	(42,447)	25
Agency CMBS
Project loans	—	—	—	—	—	—	—	—	—
Interest-only	131,551	(3,164)	7	491	(115)	1	132,042	(3,279)	8
Total	$216,214	$(7,500)	44	$114,822	$(116,955)	87	$331,036	$(124,455)	131

			December 31, 2020
			(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$11,985	$(248)	2	$—	$—	—	$11,985	$(248)	2
Subordinated	253,822	(8,711)	5	34,697	(29,318)	15	288,519	(38,029)	20
Interest-only	38,604	(8,682)	34	22,761	(46,537)	43	61,365	(55,219)	77
Agency RMBS
Interest-only	31,059	(4,938)	6	54,153	(23,461)	16	85,212	(28,399)	22
Agency CMBS
Project loans	—	—	—	8,581	(69)	1	8,581	(69)	1
Interest-only	4,052	(346)	6	—	—	—	4,052	(346)	6
Total	$339,522	$(22,925)	53	$120,192	$(99,385)	75	$459,714	$(122,310)	128

At December 31, 2021, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2021.

The Company did not have any gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of December 31, 2021. Gross unrealized losses on the Company’s Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) were $69 thousand as of December 31, 2020. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2021 and December 31, 2020, unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $506 thousand and $248 thousand, at December 31, 2021 and December 31, 2020, respectively. After evaluating the securities and recording the allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the year ended December 31, 2021 and 2020 is presented below.

	For the Year Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Beginning allowance for credit losses	$180	$—

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	475	6,594
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	(321)
Increase/(decrease) on securities with an allowance in the prior period	(830)	(3,765)
Write-offs charged against the allowance	(86)	(2,401)
Recoveries of amounts previously written off	474	73
Ending allowance for credit losses	$213	$180

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of December 31, 2021 and December 31, 2020.

		December 31, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	6,941,202	2.4%	5.1%	60.9%
Subordinated	1,352	10.0%	0.3%	30.0%

		December 31, 2020
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	46,500,000	9.2%	3.5%	58.3%

The increase in the allowance for credit losses for the year ended December 31, 2021 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2020. In addition, certain Non-Agency RMBS positions, which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period due to the decline in fair value. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at December 31, 2021 and December 31, 2020.

		December 31, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$369,913	$—	$369,913	$(506)	$—	$(506)
Subordinated	33,587	65,653	99,240	—	(22,982)	(22,982)
Interest-only	—	36,512	36,512	—	(55,241)	(55,241)
Agency RMBS
Interest-only	—	—	—	—	(42,447)	(42,447)
Agency CMBS
Project loans	2,060	41,861	43,921	—	—	—
Interest-only	—	3,044	3,044	—	(3,279)	(3,279)
Total	$405,560	$147,070	$552,630	$(506)	$(123,949)	$(124,455)

		December 31, 2020
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$487,963	$—	$487,963	$(248)	$—	$(248)
Subordinated	65,043	17,964	83,007	—	(38,029)	(38,029)
Interest-only	—	67,868	67,868	—	(55,219)	(55,219)
Agency RMBS
Interest-only	—	270	270	—	(28,399)	(28,399)
Agency CMBS
Project loans	5,407	153,826	159,233	(69)	—	(69)
Interest-only	—	2,659	2,659	—	(346)	(346)
Total	$558,413	$242,587	$801,000	$(317)	$(121,993)	$(122,310)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2021 and December 31, 2020.

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,283,788	$48.02	76.78	4.5%	18.0%
Subordinated	845,432	68.10	77.12	3.8%	7.1%
Interest-only	3,904,665	4.90	4.42	1.7%	13.2%
Agency RMBS
Interest-only	992,978	10.37	6.09	1.3%	0.3%
Agency CMBS
Project loans	560,565	101.77	109.61	4.3%	4.1%
Interest-only	2,578,640	5.70	5.69	0.7%	4.6%
(1) Bond Equivalent Yield at period end.

	December 31, 2020
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,560,135	$50.65	$81.90	4.5%	16.9%
Subordinated	905,674	62.46	67.43	3.8%	6.3%
Interest-only	5,628,240	4.43	4.66	1.5%	16.2%
Agency RMBS
Interest-only	1,262,963	9.41	7.18	1.7%	1.6%
Agency CMBS
Project loans	1,527,621	101.81	112.23	4.1%	3.8%
Interest-only	1,326,665	1.78	1.95	0.6%	8.4%
(1) Bond Equivalent Yield at period end.

The following table presents the weighted average credit rating of the Company’s Non-Agency RMBS portfolio at December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
AAA	0.2%	0.2%
AA	1.4%	0.1%
A	2.2%	1.2%
BBB	2.1%	1.9%
BB	4.1%	4.3%
B	1.8%	2.0%
Below B	23.3%	31.9%
Not Rated	64.9%	58.4%
Total	100.0%	100.0%

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2021 and December 31, 2020 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$3,186	$279,222	$318,684	$384,590	$985,682
Subordinated	3,303	149,089	276,979	222,654	652,025
Interest-only	2,300	140,558	29,642	1	172,501
Agency RMBS
Interest-only	—	—	60,487	—	60,487
Agency CMBS
Project loans	8,388	—	—	606,031	614,419
Interest-only	1,335	141,997	3,457	—	146,789
Total fair value	$18,512	$710,866	$689,249	$1,213,276	$2,631,903
Amortized cost
Non-Agency RMBS
Senior	$2,349	$194,506	$190,030	$229,602	$616,487
Subordinated	1	129,063	244,103	202,601	575,768
Interest-only	27,764	140,757	22,648	61	191,230
Agency RMBS
Interest-only	—	—	102,934	—	102,934
Agency CMBS
Project loans	8,388	—	—	562,110	570,498
Interest-only	1,540	142,290	3,194	—	147,024
Total amortized cost	$40,042	$606,616	$562,909	$994,374	$2,203,941

	December 31, 2020
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$7,850	$366,218	$467,336	$436,396	$1,277,800
Subordinated	5	105,272	102,805	402,573	610,655
Interest-only	5,780	143,631	110,468	2,380	262,259
Agency RMBS
Interest-only	—	864	89,874	—	90,738
Agency CMBS
Project loans	8,581	—	—	1,705,902	1,714,483
Interest-only	620	21,500	3,765	—	25,885
Total fair value	$22,836	$637,485	$774,248	$2,547,251	$3,981,820
Amortized cost
Non-Agency RMBS
Senior	$4,691	$256,935	$257,188	$271,451	$790,265
Subordinated	—	83,188	78,435	404,054	565,677
Interest-only	26,286	138,150	82,368	2,806	249,610
Agency RMBS
Interest-only	—	1,898	116,969	—	118,867
Agency CMBS
Project loans	8,650	—	—	1,546,669	1,555,319
Interest-only	788	19,273	3,511	—	23,572
Total amortized cost	$40,415	$499,444	$538,471	$2,224,980	$3,303,310

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at December 31, 2021 and December 31, 2020. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

December 31, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.3%	5.5%	1.3%	2.6%	0.4%	14.5%

December 31, 2020	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.1%	1.4%	7.2%	1.3%	2.9%	0.4%	16.3%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
Weighted average maturity (years)		21.4		22.2
Weighted average amortized loan to value (1)		60.3%		61.4%
Weighted average FICO (2)		706		714
Weighted average loan balance (in thousands)		$259		$291
Weighted average percentage owner-occupied		84.0%		81.8%
Weighted average percentage single family residence		62.7%		61.7%
Weighted average current credit enhancement		1.2%		0.9%
Weighted average geographic concentration of top four states	CA	31.2%	CA	33.8%
	NY	10.4%	NY	8.7%
	FL	8.0%	FL	7.9%
	NJ	4.6%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2021 and December 31, 2020.

Origination Year	December 31, 2021	December 31, 2020
2003 and prior	1.4%	1.7%
2004	1.2%	1.4%
2005	8.6%	10.3%
2006	53.7%	52.1%
2007	25.3%	27.2%
2008 and later	9.8%	7.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2021, 2020 and 2019 are as follows:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	47,877	166,747	38,659
Agency RMBS	626	5,710,134	2,915,545
Agency CMBS	201,037	1,060,987	375,489

Gross realized gains:
Non-Agency RMBS	37,742	22,021	422
Agency RMBS	—	74,264	35,221
Agency CMBS	13,735	88,929	11,328
Gross realized losses:
Non-Agency RMBS	(4,955)	(9,470)	(1,445)
Agency RMBS	(1,209)	(5,816)	(24,531)
Agency CMBS	—	(2,982)	(2,225)
Net realized gain (loss)	$45,313	$166,946	$18,770

During the first quarter of 2020, the Company transferred Non-Agency RMBS investments with a market value of $135 million to a third party. As part of the transfer, the Company purchased an option to re-acquire these assets for a fixed price at a future date. This transfer was accounted for as a secured borrowing within the Secured financing agreements on the Statement of Financial Condition. During the third quarter of 2020, the Company exercised its option and repurchased the transferred investments with an amortized cost of $196 million for $251 million, which extinguished the secured borrowing. This transaction resulted in a loss on extinguishment of debt of $55 million. There were no such transfers during the years of December 31, 2021 and 2019.

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo, prime residential mortgages.

At December 31, 2021 and 2020, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.4 billion and $12.5 billion as of December 31, 2021 and December 31, 2020, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2021 and December 31, 2020:

	For the Year Ended	For the Year Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
Balance, beginning of period	$13,112,129	$14,292,815
Purchases	3,364,609	1,860,998
Principal paydowns	(2,652,767)	(1,966,590)
Sales and settlements	(1,679,280)	(1,053,943)
Net periodic accretion (amortization)	(79,368)	(85,794)
Realized gains (losses) on sales and settlements	—	—
Change in fair value	196,603	64,643
Balance, end of period	$12,261,926	$13,112,129

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. During the year ended December 31, 2021, the Company sold loans with a fair value of $450 million, with the Company retaining $25 million of beneficial interests in these loans. The Company did not retain any other beneficial interests on loan sales during the year ended December 31, 2021. During the year ended December 31, 2020, the Company sold loans with a fair value of $1.1 billion, with the Company retaining $22 million of beneficial interests in these loans.

During the year ended December 31, 2020, the Company transferred loans with unpaid principal balance of $653 million, to a third party. The Company evaluated the sales under ASC 860 and determined that the sales did not effectively transfer control of the loans from the Company, the transferor, to the third party, the transferee, due to a right by the Company to call the loans at a fixed price at a future date. As such, these transfers have been accounted for by the Company as secured borrowings and no gain or loss was recorded upon the transfer of the loans. The proceeds received, net of any collateral received in the transfer, has been recorded as a Securitized debt at fair value, collateralized by loans held for investment on the Consolidated Statements of Financial Condition. The secured borrowings related to the unpaid principal amount of these loans are non-recourse to the Company and these loans can only be used to satisfy the obligations of the transferee and the obligations of the transferee are non-recourse to the Company. There were no such transfers during the year ended December 31, 2021. See footnote 7 for more details regarding Securitized debt.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2021 (1)	December 31, 2020
2002 and prior	6.6%	6.9%
2003	5.7%	5.9%
2004	11.7%	12.0%
2005	18.6%	18.2%
2006	22.7%	22.7%
2007	22.6%	22.4%
2008	6.2%	6.4%
2009	1.2%	1.3%
2010 and later	4.7%	4.2%
Total	100.0%	100.0%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased         prior to that reporting date and settled subsequent to that reporting period.

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2021 and December 31, 2020:

	December 31, 2021 (1)		December 31, 2020
Number of loans		114,946		132,134
Weighted average maturity (years)		19.3		19.6
Weighted average loan to value		84.2%		86.1%
Weighted average FICO		656		630
Weighted average loan balance (in thousands)		$96		$96
Weighted average percentage owner occupied		88.8%		87.7%
Weighted average percentage single family residence		82.2%		83.3%
Weighted average geographic concentration of top five states	CA	13.9%	CA	12.4%
	FL	8.1%	FL	8.0%
	NY	8.0%	NY	7.3%
	VA	4.8%	PA	5.0%
	PA	4.8%	VA	4.9%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased         prior to that reporting date and settled subsequent to that reporting period.

The following tables show various characteristics of our residential loan portfolio and outstanding principal balance of the loans that are 30 days delinquent and greater for the years ended December 31, 2021 and 2020, respectively.

December 31, 2021
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	6,651	0.50% to 17.74%	7/9/1996 - 8/1/2057	521,020	60,329	32,575
$250 to $500	608	1.25% to 10.50%	11/1/2028 - 2/1/2057	211,276	21,468	11,586
$500 to $750	129	2.13% to 9.13%	9/1/2033 - 10/1/2056	77,678	7,923	5,392
$750 to $1,000	28	2.38% to 6.25%	2/1/2035 - 2/1/2052	23,390	3,176	—
Over $1,000	22	2.13% to 6.63%	12/1/2021 - 10/1/2048	41,950	3,787	6,040
	7,438			875,314	96,683	55,593

Fixed loans:
$1 to $250	100,857	0.00% to 21.20%	7/1/2000 - 1/1/2099	7,520,209	853,015	593,872
$250 to $500	5,610	0.00% to 11.50%	12/1/2005 - 11/1/2061	1,880,177	204,071	211,034
$500 to $750	746	1.00% to 10.14%	3/1/2021 - 7/1/2061	440,377	43,088	58,657
$750 to $1,000	151	2.00% to 9.00%	3/1/2013 - 5/1/2061	129,173	8,544	21,221
Over $1,000	144	2.00% to 10.69%	7/1/2020 - 7/1/2061	236,845	23,930	29,968
	107,508			10,206,781	1,132,648	914,752

Total	114,946			11,082,095	1,229,331	970,345
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased     prior to that reporting date and settled subsequent to that reporting period.

The foreclosure, bankruptcy, and REO principal balances on our loans were $261 million, $216 million and $28 million, respectively, as of December 31, 2021, which are included in the table above.

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

The fair value of residential mortgage loans 90 days or more past due was $830 million and $910 million as of December 31, 2021 and December 31, 2020, respectively.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At December 31, 2021, 7 investment holdings with an internally developed fair value of $50 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $8 million higher, in the aggregate, than the third-party prices provided of $42 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the thresholds for the period. At December 31, 2020, 23 investment holdings with an internally developed fair value of $389 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $3 million lower, in the aggregate, than the third-party prices provided of $392 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at December 31, 2020 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also includes jumbo, prime residential mortgage and business purpose loans. A description of how the Company estimates the fair value for each of these loan groups is below.
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

At December 31, 2021, 3 loan pools with an internally developed fair value of $3.5 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $97 million higher than the third-party prices provided of $3.4 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the threshold for the period. At December 31, 2020, 3 loan pools with an internally developed fair value of $503 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $55 million higher than the third-party prices provided of $448 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Loans collateralized by jumbo, prime residential mortgages:

The loans collateralized by jumbo, prime residential mortgages are carried at fair value. The loans are held as part of a consolidated Collateralized Financing Entity, or a CFE. A CFE is a variable interest entity that holds financial assets, issues beneficial interests in those assets and has no more than nominal equity and the beneficial interests have contractual recourse only to the related assets of the CFE. Accounting guidance for CFEs allows the Company to elect to measure the CFE’s financial assets using the fair value of the CFE’s financial liabilities, as the fair values of the financial liabilities of the CFE are more observable. Therefore, the fair value of the loans collateralized by jumbo, prime residential mortgages is based on the fair value of the financial liabilities. See discussion of the fair value of Securitized Debt, collateralized by Loans held for investment at fair value below. Jumbo, prime residential mortgage loans have a fair value of $11 million at December 31, 2021.

As the more observable financial liabilities are considered Level 3 in the fair value hierarchy, the Loans collateralized by jumbo, prime residential mortgages are also Level 3 in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $230 million at December 31, 2021.

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

At December 31, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices. At December 31, 2020, two securitized debt positions with an internally developed fair value of $209 million had a difference between the model generated prices and third-party prices provided in excess of the derived predetermined threshold for the period. The internally developed prices were $17 million higher than the third-party prices provided of $192 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2020 in excess of the derived predetermined threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021		December 31, 2020
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Subordinated	653,616	500,288	632,335	416,745
Interest-only	3,904,665	172,501	5,628,240	262,259
Agency RMBS
Interest-only	992,978	60,487	1,262,963	90,738
Agency CMBS
Project loans	499,186	549,529	1,413,719	1,592,473
Interest-only	2,578,640	146,789	1,326,665	25,885
Loans held for investment, at fair value	11,519,255	12,261,926	12,640,195	13,112,129
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	7,762,864	7,726,043	8,705,200	8,711,677

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations as of December 31, 2021 and 2020, respectively:

	For the Year Ended
	December 31, 2021	December 31, 2020
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	—	—
Subordinated	62,736	(33,950)
Interest-only	(31,378)	24,919
Agency RMBS
Pass-through	—	(151,056)
Interest-only	(14,318)	(16,260)
Agency CMBS
Project loans	(111,963)	44,783
Interest-only	(2,548)	4,429
Loans held for investment, at fair value	196,602	64,643
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	338,226	(48,172)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2021 and December 31, 2020 are presented below.

	December 31, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,810,208	$—	$1,810,208
Agency RMBS, at fair value	—	60,487	—	—	60,487
Agency CMBS, at fair value	—	761,208	—	—	761,208
Loans held for investment, at fair value	—	229,627	12,032,299	—	12,261,926

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,726,043	—	7,726,043

	December 31, 2020
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	2,150,714	$—	$2,150,714
Agency RMBS, at fair value	—	90,738	—	—	90,738
Agency CMBS, at fair value	—	1,740,368	—	—	1,740,368
Loans held for investment, at fair value	—	—	13,112,129	—	13,112,129

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	8,711,677	—	8,711,677

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2021 and December 31, 2020.

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2021
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,150,714	$13,112,129	$8,711,677
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(272,198)	—
Purchases of assets/ issuance of debt	34,656	3,248,683	5,521,953
Principal payments	(299,330)	(2,495,015)	(2,247,983)
Sales and Settlements	(47,674)	(1,679,280)	(4,192,295)
Net accretion (amortization)	57,473	(79,223)	12,010
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(33)	—	—
Realized gains (losses) on sales and settlements	32,807	—	258,903
Net unrealized gains (losses) included in income	31,358	197,203	(338,222)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(149,763)	—	—
Ending balance Level 3	$1,810,208	$12,032,299	$7,726,043

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

During the year ended December 31, 2021, there were transfers out of $272 million Loans held for investment from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. During the first quarter of 2020 there were transfers out of Level 3 to Level 2 of $135 million, as prices were based on unadjusted quoted prices on these assets. These investments of $135 million were transferred into Level 3 during the second quarter of 2020, as unadjusted quoted prices were unavailable and the Company used internal pricing model to value them. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of December 31, 2021 and December 31, 2020 follows. The weighted average discount rates are based on fair value.

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1%-10%	3.9%	1%-30%	11.4%	0%-7%	1.8%	26%-78%	36.6%
Subordinated	2%-10%	5.6%	6%-45%	17.8%	0%-6%	1.1%	10%-55%	40.1%
Interest-only	0%-100%	10.3%	6%-55%	24.9%	0%-9%	1.3%	26%-84%	33.0%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2% -10%	3.3%	1% -25%	9.5%	1% -10%	2.0%	26% -82%	41.5%
Subordinated	2% -10%	6.1%	2% -42%	13.6%	0% -6%	1.3%	10% -77%	39.8%
Interest-only	0% -100%	10.2%	6% -47%	26.3%	0% -8%	1.4%	0% -79%	33.6%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of December 31, 2021 and December 31, 2020 follows:

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	1%-7%	2.6%	6%-20%	15.1%	0%-11%	1.4%	30%-75%	56.1%

	December 31, 2020
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	0% -10%	2.5%	4% - 40%	10.5%	0% - 7%	1.3%	30% - 75%	57.6%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of December 31, 2021 and December 31, 2020, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of December 31, 2021 and December 31, 2020 follows:

	December 31, 2021	December 31, 2020
Factor:
Coupon
Base Rate	3.1%	3.4%
Actual	6.1%	6.3%

FICO
Base Rate	640	640
Actual	654	627

Loan-to-value (LTV)
Base Rate	87%	85%
Actual	84%	86%

Loan Characteristics:
Occupancy
Owner Occupied	91%	89%
Investor	3%	2%
Secondary	6%	9%
Property Type
Single family	83%	84%
Manufactured housing	4%	4%
Multi-family/mixed use/other	13%	12%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2021 and December 31, 2020.

	December 31, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,261,613	3,265,577
Securitized debt, collateralized by Non-Agency RMBS	3	87,999	72,505

	December 31, 2020
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	4,636,847	4,803,256
Securitized debt, collateralized by Non-Agency RMBS	3	113,433	97,097
Long Term Debt	2	51,623	80,750

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

The long-term financing agreements include long-term repurchase agreements and secured financing arrangements with an original term of one year or greater which are secured by Non-Agency RMBS pledged as collateral. Maturity dates on these long-term financing agreements range from December 2022 through April 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation. The interest rates on the long-term financing agreements are generally indexed to one-month and three-month LIBOR rates.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to the one-month and three-month LIBOR rates.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At December 31, 2021, the Company has $1.2 billion of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At December 31, 2021, the Company has $113 million of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

The secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of December 31, 2021 and December 31, 2020 were:

	December 31, 2021	December 31, 2020
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$23,170	$69,180
Agency CMBS (in thousands)	589,535	1,333,799
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,648,908	3,233,868
Total:	$3,261,613	$4,636,847

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$28,320	$86,160
Agency CMBS (in thousands)	617,457	1,382,783
Non-Agency RMBS and Loans held for investment (in thousands)	3,747,573	5,227,271
Total:	$4,393,350	$6,696,214

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$47,155	$1,407,713
Agency CMBS (in thousands)	963,894	1,818,721
Non-Agency RMBS and Loans held for investment (in thousands)	2,926,880	4,089,911
Total:	$3,937,929	$7,316,345

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	0.68%	0.90%
Agency CMBS	0.21%	0.21%
Non-Agency RMBS and Loans held for investment	2.78%	4.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	4 Days	12 days
Agency CMBS	13 Days	11 days
Non-Agency RMBS and Loans held for investment	257 Days	458 days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	61 Days	14 days
Agency CMBS	35 Days	30 days
Non-Agency RMBS and Loans held for investment	283 Days	492 days
(1) The values for secured financing agreements in the table above is net of $3 million and $8 million of deferred financing cost as of December 31, 2021 and December 31, 2020, respectively.

At December 31, 2021 and December 31, 2020, we pledged $19 million and $42 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At December 31, 2021 and December 31, 2020, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	December 31, 2021			December 31, 2020
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	—% - —%	$—	NA	NA
1 to 29 days	1,018,670	0.73%	0.11% - 1.95%	1,521,134	0.38%	0.20% - 2.72%
30 to 59 days	379,031	1.66%	1.55% - 1.70%	481,257	4.35%	2.42% - 6.61%
60 to 89 days	342,790	1.86%	0.90% - 2.35%	352,684	2.78%	1.34% - 6.30%
90 to 119 days	67,840	1.66%	1.66% - 1.66%	301,994	7.97%	7.97% - 7.97%
120 to 180 days	157,944	1.38%	0.95% - 1.45%	595,900	5.29%	2.40% - 6.26%
180 days to 1 year	895,210	3.70%	1.95% - 4.38%	345,204	3.60%	3.25% - 4.50%
1 to 2 years	143,239	3.05%	3.05% - 3.05%	—	NA	NA
2 to 3 years	—	NA	—% - —%	642,696	4.91%	1.65% - 7.00%
Greater than 3 years	256,889	5.56%	5.56% - 5.56%	395,978	5.56%	5.56% - 5.56%
Total	$3,261,613	2.30%		$4,636,847	3.41%
(1) The values for secured financing agreements in the table above is net of $3 million and $8 million of deferred financing cost as of December 31, 2021 and December 31, 2020, respectively.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $976 million unused uncommitted warehouse credit facilities as of December 31, 2021.

At December 31, 2021, there was no amount at risk with any counterparty greater than 10% of the Company's equity. At December 31, 2020, the Company had amounts at risk with Goldman Sachs and Nomura of 17% and 11%, respectively, of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Goldman Sachs and Nomura were 938 and 106 days, respectively. The amounts at risk with Goldman Sachs and Nomura were $649 million and $421 million, respectively.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $113 million and $135 million, respectively. At December 31, 2021 and December 31, 2020, the debt carried a weighted average coupon of 6.7% and 6.5%, respectively. As of December 31, 2021, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

During the year ended December 31, 2021, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $370 thousand for $478 thousand. This transaction resulted in net loss on extinguishment of debt of $108 thousand. The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2020.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or

RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$4,374	$13,552
One to Three Years	2,361	11,229
Three to Five Years	949	1,589
Greater Than Five Years	82	305
Total	$7,766	$26,675

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2021 and December 31, 2020, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.8 billion and $8.7 billion, respectively. At December 31, 2021 and December 31, 2020, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon equal to 2.4% and 3.4%, respectively. As of December 31, 2021, the maturities of the debt range between the years 2023 and 2062.

During the year ended December 31, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $259 million. During the year ended December 31, 2020, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $785 million for $784 million. This transaction resulted in a net gain on extinguishment of debt of $1 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at December 31, 2021 and December 31, 2020, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Within One Year	$2,031,445	$1,837,055
One to Three Years	2,886,255	2,819,646
Three to Five Years	1,697,760	1,774,273
Greater Than Five Years	1,145,995	2,170,253
Total	$7,761,455	$8,601,227

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at December 31, 2021.

December 31, 2021
(dollars in thousands)
Year	Principal
Currently callable	333,066
2022	1,515,604
2023	991,939
2024	1,359,229
2025	2,387,361
2026	$310,333
Total	$6,897,532

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

As of December 31, 2021, approximately $358 million of the Notes have been converted into approximately 55 million shares of common stock of the Company. During the year ended December 31, 2021, the Company acquired $16 million of the Notes for $37 million, this transaction resulted in a loss on extinguishment of debt of $21 million. As of December 31, 2021, there was no outstanding principal amount, unamortized deferred debt issuance cost and accrued interest payable on these Notes. As of December 31, 2020, the outstanding principal amount of these Notes was $53 million, unamortized deferred debt issuance cost was $1 million, and accrued interest payable was $1 million. The net interest expense for the year ended December 31, 2021 and 2020 was $2 million and $7 million, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the year ended December 31, 2021, the Company securitized and consolidated approximately $6.6 billion unpaid principal balance of seasoned residential subprime mortgage loans. During the year ended December 31, 2020, the Company securitized and consolidated approximately $2.5 billion unpaid principal balance of seasoned residential subprime mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2021 and December 31, 2020.

	December 31, 2021	December 31, 2020
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$399,048	$505,479
Loans held for investment, at fair value	10,205,587	11,591,598
Accrued interest receivable	47,237	53,804
Other assets	14,719	14,136
Total Assets:	$10,666,591	$12,165,017

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$87,999	$113,433
Securitized debt at fair value, collateralized by Loans held for investment	7,118,374	7,923,523
Accrued interest payable	15,101	23,677
Other liabilities	2,181	2,477
Total Liabilities:	7,223,655	8,063,110
(1) December 31, 2020 balance includes allowance for credit losses of $117 thousand.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$586,580	$683,456	$780,746
Interest expense, Non-recourse liabilities of VIEs	203,135	285,142	337,387
Net interest income	$383,445	$398,314	$443,359

(Increase) decrease in provision for credit losses	$117	$(117)	$—
Net other-than-temporary credit impairment losses	$—	$—	$(4,255)

Servicing fees	$26,818	$32,479	$33,920

VIEs for Which the Company is Not the Primary Beneficiary

The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest, and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause, and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2021, ranged from less than $1 million to $220 million, with an aggregate amount of $1.4 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2020, ranged from less than $1 million to $190 million, with an aggregate amount of $1.6 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $1.2 billion and $1.3 billion at December 31, 2021 and December 31, 2020, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The Company did not have any derivative instruments as of December 31, 2021 and December 31, 2020. There were no Net gains (losses) on derivatives for the year ended December 31, 2021.

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019, respectively, is presented below.

		Net gains (losses) on derivatives for the year ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2021	December 31, 2020	December 31, 2019
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$—	$204,611	$(122,272)
Interest Rate Swaps	Net realized gains (losses) on derivatives (1)	—	(470,352)	(356,713)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	(3,611)	16,986
Treasury Futures	Net realized gains (losses) on derivatives	—	(34,700)	(37,032)
Swaptions	Net unrealized gains (losses) on derivatives	—	—	(923)
Swaptions	Net realized gains (losses) on derivatives	—	—	(404)
Total		$—	$(304,052)	$(500,358)
(1) Includes loss on termination of interest rate swaps of $464 million and $360 million during the years ended December 31, 2020 and 2019, respectively..

There were no swap terminations during the year ended December 31, 2021. The company paid $464 million to terminate interest rate swaps with a notional value of $4.1 billion during the year ended December 31, 2020. The terminated swaps had original maturities from 2023 to 2048.

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

The Company declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

The Company declared dividends to Series C preferred stockholders of $20 million, or $1.937500 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

The Company declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the years ended December 31, 2021 and 2020, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

Common Stock

In February 2021, the Company's Board of Directors increased the authorization of the Company's share repurchase program to $250 million, or the Repurchase Program. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the year ended December 31, 2021. The Company repurchased approximately 1.4 million shares of its common stock at an average price of $15.34 per share for a total of $22 million during the year ended December 31, 2020. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of December 31, 2021.

The Company declared dividends to common shareholders of $308 million, or $1.29 per share, and $301 million, or $1.40 per share, during the years ended December 31, 2021 and 2020, respectively.

Warrants

During the year ended December 31, 2021, the Company settled the $400 million financed under the senior secured, non-mark-to market credit agreement in full and the Warrant Shares became exercisable. The Company then settled the exercise of 20 million Warrant Shares in cash at a price of 90% of fair market value of the Company's common stock for $221 million.

Earnings per Share (EPS)

EPS for the years ended December 31, 2021, 2020 and 2019 respectively, are computed as follows:

	For the Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$596,350	$15,104	$340,847
Effect of dilutive securities:
Interest expense attributable to convertible notes	2,274	—	$—
Net income (loss) available to common shareholders - Diluted	$598,624	$15,104	$340,847

Denominator:
Weighted average basic shares	233,770,474	212,995,533	187,156,990
Effect of dilutive securities	11,726,452	13,442,808	1,249,454
Weighted average dilutive shares	245,496,926	226,438,341	188,406,444

Net income (loss) per average share attributable to common stockholders - Basic	$2.55	$0.07	$1.82
Net income (loss) per average share attributable to common stockholders - Diluted	$2.44	$0.07	$1.81

For the year ended December 31, 2021 potentially dilutive shares of 126 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the year ended December 31, 2021 were comprised of restricted stock units.

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

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the years ended December 31, 2021 and 2020:

	December 31, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(115,926)	(115,926)
Amounts reclassified from AOCI	(37,116)	(37,116)
Net current period OCI	(153,042)	(153,042)
Balance as of December 31, 2021	$405,054	$405,054

	December 31, 2020
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2019	$708,336	$708,336
OCI before reclassifications	(94,136)	(94,136)
Amounts reclassified from AOCI	(56,104)	(56,104)
Net current period OCI	(150,240)	(150,240)
Balance as of December 31, 2020	$558,096	$558,096

The amounts reclassified from AOCI balance comprised of $37 million and $56 million net unrealized gains on available-for-sale securities sold for the years ended December 31, 2021 and 2020, respectively.
13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. There were approximately 2 million shares available for future grants under the Incentive Plan as of December 31, 2021.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At December 31, 2021 and December 31, 2020, there are approximately 914 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. These shares are reflected as unvested shares outstanding in the table below. At December 31, 2021, there are approximately 699 thousand dividend equivalent rights earned but not yet delivered. These undelivered dividend equivalent rights earned but not yet delivered are not included in the total unvested shares outstanding in the table below.

Grants of Restricted Stock Units, or RSUs
During the year ended December 31, 2021 and 2020, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 393 thousand RSU awards during the year ended December 31, 2021, with a grant date fair value of $5 million. The Company granted 414 thousand RSU awards during the year ended December 31, 2020, with a grant date fair value of $5 million.

In addition, during the year ended December 31, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year ended December 31, 2021 and 2020, include a three-year performance period ending on December 31, 2023 and December 31, 2022, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. During the year ended December 31, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million. During the year ended December 31, 2020, the Company granted 173 thousand PSU awards to senior management with a grant date fair value of $3 million.

The following table presents information with respect to the Company's stock awards during the years ended December 31, 2021 and 2020.

	For the Year Ended
	December 31, 2021		December 31, 2020
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	2,143,868	$16.51	1,900,371	$17.30
Granted	1,575,137	$10.57	587,233	$15.10
Vested	(264,917)	$14.87	(213,887)	$18.59
Forfeited	(637,240)	$16.41	(129,849)	$18.16
Unvested shares outstanding - end of period	2,816,848	$13.37	2,143,868	$16.51

The forfeited amounts above include shares forfeited by employees to pay taxes of approximately 632,000 shares and 114,000 shares for the years ended December 31, 2021 and 2020 respectively.

The Company recognized stock based compensation expenses of $12 million and $9 million for the years ended December 31, 2021 and 2020.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the year ended December 31, 2021, employees may contribute, through payroll deductions, up to $19,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the years ended December 31, 2021 and 2020, the 401(k) expenses were $417 thousand and $446 thousand, respectively.

14. Income Taxes

For the years ended December 31, 2021 and 2020, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded current income tax expense of $4 million or the year ended December 31, 2021. There were no significant income tax expenses for the year ended December 31, 2020. The Company recorded a gross deferred tax asset of $10 million and $30 million for the years ended December 31, 2021 and 2020, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $9 million and $25 million as of December 31, 2021 and 2020, respectively. The amount related to interest disallowed under Code Section 163(j) was $1 million as of December 31, 2021 and 2020. The amount related to losses which were disallowed under Code Section 267(a) was $4 million as of December 31, 2020. There were no amounts related to losses which were disallowed under Code Section 267(a) as of December 31, 2021. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $10 million and $30 million for the years ended December 31, 2021 and 2020.

The Company’s effective tax rate differs from its combined U.S. federal, state and city corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2018 remain open for examination.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing part to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. As of December 31, 2021, the Company is not a party to any derivative instrument and not subject to this risk.

The Company had $3.3 billion and $4.6 billion of secured financing agreements that are subject to such arrangements and can potentially be offset on the consolidated statement of financial condition as of December 31, 2021 and December 31, 2020, respectively. These amounts were not offset in consolidated statement of financial position as of December 31, 2021 and December 31, 2020 against any assets or liabilities. The Company had $4.4 billion and $6.7 billion of financial instruments, and $19 million and $42 million of cash collateral pledged against those secured financing agreements as of December 31, 2021 and December 31, 2020, respectively, and were not offset with the secured financing agreements. The Company had net amount at risk of $1.1 billion and $2.1 billion as of December 31, 2021 and December 31, 2020, respectively.

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

17. Subsequent Events

None.

18. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021.

	For the Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$221,162	$220,579	$252,677	$243,127
Interest expense	66,598	71,353	80,610	108,066
Net interest income	154,564	149,226	172,067	135,061
Increase/(decrease) in provision for credit losses	92	(386)	453	(126)
Net unrealized gains (losses) on financial instruments at fair value	(108,286)	239,524	36,108	270,012
Net realized gains (losses) on sales of investments	—	—	7,517	37,796
Gain (loss) on Extinguishment of Debt	980	(25,622)	(21,777)	(237,137)
Total other expenses	30,175	30,723	30,229	44,355
Net income (loss)	$17,734	$331,468	$163,321	$157,591
Dividend on preferred stock	$18,452	$18,438	$18,438	$18,438
Net income (loss) available to common shareholders	$(718)	$313,030	$144,883	$139,153
Net income (loss) per common share-basic	$(0.00)	$1.33	$0.63	$0.60

The following is a presentation of the results of operations for the quarters ended December 31, 2020, September 30, 2020, June 30, 2020 and March 31, 2020.

	For the Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$236,156	$247,905	$245,922	$300,266
Interest expense	120,285	124,557	129,256	142,083
Net interest income	115,871	123,348	116,666	158,183
Increase/(decrease) in provision for credit losses	(13)	1,650	4,497	(6,314)
Net gains (losses) on derivatives	—	—	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	61,379	260,766	(171,921)	(260,887)
Net realized gains (losses) on sales of investments	(329)	65,041	26,380	75,854
Gain (loss) on Extinguishment of Debt	919	(55,794)	459	—
Total other expenses	30,566	27,620	31,000	33,507
Net income (loss)	$147,234	$367,329	$(54,955)	$(370,755)
Dividend on preferred stock	$18,438	$18,438	$18,438	$18,438
Net income (loss) available to common shareholders	$128,796	$348,891	$(73,393)	$(389,193)
Net income (loss) per common share-basic	$0.55	$1.50	$(0.37)	$(2.08)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Mohit Marria
Mohit Marria
(Chief Executive Officer and Chief Investment Officer
and Principal Executive Officer of the registrant)
Date: February 17, 2022

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
(Chief Financial Officer and Principal Financial Officer
of the registrant)
Date: February 17, 2022

Signatures	Title	Date

/s/ Mohit Marria	Chief Executive Officer, Chief Investment Officer and Director (Principal Executive Officer)	February 17, 2022
Mohit Marria

/s/ Subramaniam Viswanathan	Chief Financial Officer (Principal Financial Officer)	February 17, 2022
Subramaniam Viswanathan

/s/ Choudhary Yarlagadda	President, Chief Operating Officer and Director	February 17, 2022
Choudhary Yarlagadda

/s/ Kelley Kortman	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2022
Kelley Kortman

/s/ Mark Abrams	Director	February 17, 2022
Mark Abrams

/s/ Sandra Bell	Director	February 17, 2022
Sandra Bell

/s/ Gerard Creagh	Director	February 17, 2022
Gerard Creagh

/s/ Kevin Chavers	Director	February 17, 2022
Kevin Chavers

/s/ John P. Reilly	Director	February 17, 2022
John P. Reilly

/s/ Debra Still	Director	February 17, 2022
Debra Still

/s/ Brian Patrick Reilly	Director	February 17, 2022
Brian Patrick Reilly