Form 10-Q
period 2022-03-31
CHIMERA INVESTMENT CORP
filed 2022-05-05
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2022
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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2022
Common Stock, $0.01 par value	237,047,539

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I - Financial Information
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2022	December 31, 2021
Cash and cash equivalents	$165,728	$385,741
Non-Agency RMBS, at fair value (net of allowance for credit losses of $453 thousand and $213 thousand, respectively)	1,458,887	1,810,208
Agency RMBS, at fair value	74,104	60,487
Agency CMBS, at fair value	503,231	761,208
Loans held for investment, at fair value	12,905,280	12,261,926
Accrued interest receivable	72,418	69,513
Other assets	61,531	58,320
Total assets (1)	$15,241,179	$15,407,403
Liabilities:
Secured financing agreements ($4.5 billion and $4.4 billion pledged as collateral, respectively)	$3,424,405	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS ($337 million and $365 million pledged as collateral, respectively)	84,188	87,999
Securitized debt at fair value, collateralized by Loans held for investment ($11.4 billion and $11.0 billion pledged as collateral, respectively)	8,010,170	7,726,043
Payable for investments purchased	259,796	477,415
Accrued interest payable	21,422	20,416
Dividends payable	86,560	86,152
Accounts payable and other liabilities	17,910	11,574
Total liabilities (1)	$11,904,451	$11,671,212

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 237,044,792 and 236,951,266 shares issued and outstanding, respectively	2,370	2,370
Additional paid-in-capital	4,360,340	4,359,045
Accumulated other comprehensive income	364,099	405,054
Cumulative earnings	4,289,214	4,552,008
Cumulative distributions to stockholders	(5,679,667)	(5,582,658)
Total stockholders' equity	$3,336,728	$3,736,191
Total liabilities and stockholders' equity	$15,241,179	$15,407,403
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2022, and December 31, 2021, total assets of consolidated VIEs were $11,025,170 and $10,666,591, respectively, and total liabilities of consolidated VIEs were $7,564,121 and $7,223,655, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2022	March 31, 2021
Net interest income:
Interest income (1)	$202,175	$243,127
Interest expense (2)	64,473	108,066
Net interest income	137,702	135,061

Increase/(decrease) in provision for credit losses	240	(126)

Other investment gains (losses):
Net unrealized gains (losses) on financial instruments at fair value	(370,167)	270,012
Net realized gains (losses) on sales of investments	—	37,796
Gains (losses) on extinguishment of debt	—	(237,137)
Total other gains (losses)	(370,167)	70,671

Other expenses:
Compensation and benefits	11,353	13,439
General and administrative expenses	5,711	5,198
Servicing and asset manager fees	9,291	9,281
Transaction expenses	3,804	16,437
Total other expenses	30,159	44,355
Income (loss) before income taxes	(262,864)	161,503
Income tax expense (benefit)	(70)	3,912
Net income (loss)	$(262,794)	$157,591

Dividends on preferred stock	18,408	18,438

Net income (loss) available to common shareholders	$(281,202)	$139,153

Net income (loss) per share available to common shareholders:
Basic	$(1.19)	$0.60
Diluted	$(1.19)	$0.54

Weighted average number of common shares outstanding:
Basic	237,012,702	230,567,231
Diluted	237,012,702	261,435,081

(1) Includes interest income of consolidated VIEs of $131,066 and $158,100 for the quarters ended March 31, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $42,491 and $65,205 for the quarters ended March 31, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2022	March 31, 2021
Comprehensive income (loss):
Net income (loss)	$(262,794)	$157,591
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(40,955)	(38,652)
Reclassification adjustment for net realized losses (gains) included in net income	—	(25,793)
Other comprehensive income (loss)	(40,955)	(64,445)
Comprehensive income (loss) before preferred stock dividends	$(303,749)	$93,146
Dividends on preferred stock	$18,408	$18,438
Comprehensive income (loss) available to common stock shareholders	$(322,157)	$74,708

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended March 31, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(262,794)	—	(262,794)
Other comprehensive income (loss)	—	—	—	—	—	—	(40,955)	—	—	(40,955)
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	1,295	—	—	—	1,295
Common dividends declared	—	—	—	—	—	—	—	—	(78,601)	(78,601)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,408)	(18,408)
Balance, March 31, 2022	$58	$130	$104	$80	$2,370	$4,360,340	$364,099	$4,289,214	$(5,679,667)	$3,336,728

For the Quarter Ended March 31, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	157,591	—	157,591
Other comprehensive income (loss)	—	—	—	—	—	—	(64,445)	—	—	(64,445)
Repurchase of common stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(219,840)	—	—	—	(219,840)
Stock based compensation	—	—	—	—	2	4,056	—	—	—	4,058
Common dividends declared	—	—	—	—	—	—	—	—	(69,986)	(69,986)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2021	$58	$130	$104	$80	$2,306	$4,320,419	$493,651	$4,039,485	$(5,289,735)	$3,566,498

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$(262,794)	$157,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	25,897	13,260
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	(2,676)	9,673
Net unrealized losses (gains) on financial instruments at fair value	370,167	(270,012)
Net realized losses (gains) on sales of investments	—	(37,796)
Net increase (decrease) in provision for credit losses	240	(126)
(Gain) loss on extinguishment of debt	—	237,137
Equity-based compensation expense	1,295	4,058
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(2,904)	3,593
Decrease (increase) in other assets	(1,160)	12,042
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	6,335	8,877
Increase (decrease) in accrued interest payable, net	1,518	(16,096)
Net cash provided by (used in) operating activities	$135,918	$122,201
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(44,627)	$(28,856)
Sales	—	201,037
Principal payments	230,321	147,859
Non-Agency RMBS portfolio:
Purchases	(23,000)	—
Sales	—	32,459
Principal payments	76,472	63,311
Loans held for investment:
Purchases	(1,019,118)	(1,069,554)
Sales	—	903,358
Principal payments	592,603	564,559
Net cash provided by (used in) investing activities	$(187,349)	$814,173
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$8,972,972	$14,021,592
Payments on secured financing agreements	(8,810,180)	(14,615,709)
Net proceeds from preferred stock offerings	—	—
Payments on repurchase of common stock	—	(1,828)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	262,118	3,400,687
Payments on securitized debt borrowings, collateralized by Loans held for investment	(495,172)	(3,379,096)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(1,719)	(5,499)
Settlement of warrants	—	(219,840)
Common dividends paid	(78,194)	(69,844)
Preferred dividends paid	(18,407)	(18,438)
Net cash provided by (used in) financing activities	$(168,582)	$(887,975)
Net increase (decrease) in cash and cash equivalents	(220,013)	48,399

Cash and cash equivalents at beginning of period	385,741	269,090
Cash and cash equivalents at end of period	$165,728	$317,489

Supplemental disclosure of cash flow information:
Interest received	$225,168	$259,981
Interest paid	$66,143	$114,490
Non-cash investing activities:
Payable for investments purchased	$259,796	$76,534
Net change in unrealized gain (loss) on available-for sale securities	$(40,955)	$(64,445)

Transfer of investments due to consolidation
Loans held for investment, at fair value	$1,047,838	$—
Securitized debt at fair value, collateralized by loans held for investment	$774,510	$—
Non-Agency RMBS, at fair value	$(218,276)	$—

Non-cash financing activities:
Dividends declared, not yet paid	$86,560	$77,355

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

The Company holds a non-consolidated interest in Kah Capital Management, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company paid $250 thousand and $346 thousand, during the quarters ended March 31, 2022 and 2021, respectively, in fees to Kah Capital Management for investment services provided, which are reported within Other Expenses on the Statement of Operations.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company, all normal and recurring adjustments considered necessary for a fair presentation of its financial position, results of operations and cash flows have been included. Investment transactions are recorded on the trade date.

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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Notes 4 and 5) and securitized debt (Notes 5 and 7). Actual results could differ materially from those estimates.

d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2021, other than the significant accounting policies discussed below.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2022, or December 31, 2021.

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

Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The FASB issued this update to simplify the current guidance for convertible instruments and the derivatives scope exception for contracts in an entity’s own equity. Additionally, the amendments affect the diluted earnings per share, or EPS, calculation for instruments that may be settled in cash or shares and for convertible instruments. The update also provides for expanded disclosure requirements to increase transparency. The Company adopted the guidance on January 1, 2022. The Company does not have convertible instruments and contracts in its own equity, therefore, the adoption of this guidance did not have any material impact on the Company's consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of March 31, 2022 and December 31, 2021.

March 31, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,250,785	$4,613	$(664,447)	$590,951	$(283)	$929,028	$339,274	$(914)	$338,360
Subordinated	512,981	4,781	(169,024)	348,738	(170)	394,387	51,853	(6,034)	45,819
Interest-only	3,644,165	181,159	—	181,159	—	135,472	20,791	(66,478)	(45,687)
Agency RMBS
Interest-only	1,501,720	122,163	—	122,163	—	74,104	6	(48,065)	(48,059)
Agency CMBS
Project loans	329,515	6,830	(205)	336,140	—	356,200	20,060	—	20,060
Interest-only	2,779,083	154,135	—	154,135	—	147,031	2,299	(9,403)	(7,104)
Total	$10,018,249	$473,681	$(833,676)	$1,733,286	$(453)	$2,036,222	$434,283	$(130,894)	$303,389

December 31, 2021
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,283,788	$5,906	$(673,207)	$616,487	$(212)	$985,682	$369,913	$(506)	$369,407
Subordinated	845,432	5,179	(274,843)	575,768	(1)	652,025	99,240	(22,982)	76,258
Interest-only	3,904,665	191,230	—	191,230	—	172,501	36,512	(55,241)	(18,729)
Agency RMBS
Interest-only	992,978	102,934	—	102,934	—	60,487	—	(42,447)	(42,447)
Agency CMBS
Project loans	560,565	10,812	(879)	570,498	—	614,419	43,921	—	43,921
Interest-only	2,578,640	147,024	—	147,024	—	146,789	3,044	(3,279)	(235)
Total	$10,166,068	$463,085	$(948,929)	$2,203,941	$(213)	$2,631,903	$552,630	$(124,455)	$428,175

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2022 and December 31, 2021. All available for sale Non-Agency RMBS not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

March 31, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$33,061	$(914)	3	$—	$—	—	$33,061	$(914)	3
Subordinated	82,823	(4,880)	14	20,458	(1,154)	8	103,281	(6,034)	22
Interest-only	40,088	(9,890)	56	23,215	(56,588)	56	63,303	(66,478)	112
Agency RMBS
Interest-only	24,695	(3,688)	14	49,215	(44,377)	21	73,910	(48,065)	35
Agency CMBS
Interest-only	134,635	(9,218)	8	444	(185)	2	135,079	(9,403)	10
Total	$315,302	$(28,590)	95	$93,332	$(102,304)	87	$408,634	$(130,894)	182

December 31, 2021
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$30,846	$(506)	2	$—	$—	—	$30,846	$(506)	2
Subordinated	36,942	(657)	7	28,371	(22,325)	9	65,313	(22,982)	16
Interest-only	11,872	(1,958)	24	30,474	(53,283)	56	42,346	(55,241)	80
Agency RMBS
Interest-only	5,003	(1,215)	4	55,486	(41,232)	21	60,489	(42,447)	25
Agency CMBS
Interest-only	131,551	(3,164)	7	491	(115)	1	132,042	(3,279)	8
Total	$216,214	$(7,500)	44	$114,822	$(116,955)	87	$331,036	$(124,455)	131

At March 31, 2022, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2022.

The Company did not have any gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of March 31, 2022 and December 31, 2021.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $909 thousand and $506 thousand, at March 31, 2022 and December 31, 2021, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarter ended March 31, 2022 and 2021 is presented below.

	For the Quarter Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Beginning allowance for credit losses	$213	$180

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	339	—
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	(41)	(164)
Write-offs charged against the allowance	(58)	(62)
Recoveries of amounts previously written off	—	100
Ending allowance for credit losses	$453	$54

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2022 and December 31, 2021.

	March 31, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	29,392	14.1%	3.3%	50.8%
Subordinated	11,013	15.0%	0.5%	45.0%

	December 31, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	6,941	2.4%	5.1%	60.9%
Subordinated	1	10.0%	0.3%	30.0%

The increase in the allowance for credit losses for the quarter ended March 31, 2022 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2021. In addition, certain Non-Agency RMBS positions, which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period due to the decline in fair value. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at March 31, 2022 and December 31, 2021.

		March 31, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$339,274	$—	$339,274	$(312)	$(602)	$(914)
Subordinated	24,580	27,273	51,853	(597)	(5,437)	(6,034)
Interest-only	—	20,791	20,791	—	(66,478)	(66,478)
Agency RMBS
Interest-only	—	6	6	—	(48,065)	(48,065)
Agency CMBS
Project loans	1,154	18,906	20,060	—	—	—
Interest-only	—	2,299	2,299	—	(9,403)	(9,403)
Total	$365,008	$69,275	$434,283	$(909)	$(129,985)	$(130,894)

		December 31, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$369,913	$—	$369,913	$(506)	$—	$(506)
Subordinated	33,587	65,653	99,240	—	(22,982)	(22,982)
Interest-only	—	36,512	36,512	—	(55,241)	(55,241)
Agency RMBS
Interest-only	—	—	—	—	(42,447)	(42,447)
Agency CMBS
Project loans	2,060	41,861	43,921	—	—	—
Interest-only	—	3,044	3,044	—	(3,279)	(3,279)
Total	$405,560	$147,070	$552,630	$(506)	$(123,949)	$(124,455)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2022 and December 31, 2021.

	March 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,250,785	$47.25	74.28	4.5%	17.7%
Subordinated	512,981	67.98	76.88	4.6%	7.1%
Interest-only	3,644,165	4.97	3.72	1.7%	12.2%
Agency RMBS
Interest-only	1,501,720	8.13	4.93	1.1%	1.3%
Agency CMBS
Project loans	329,515	102.01	108.10	4.4%	4.2%
Interest-only	2,779,083	5.55	5.29	0.7%	4.0%
(1) Bond Equivalent Yield at period end.

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%
Subordinated	845,432	68.10	77.12	3.8%	7.1%
Interest-only	3,904,665	4.90	4.42	1.7%	13.2%
Agency RMBS
Interest-only	992,978	10.37	6.09	1.3%	0.3%
Agency CMBS
Project loans	560,565	101.77	109.61	4.3%	4.1%
Interest-only	2,578,640	5.70	5.69	0.7%	4.6%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2022 and December 31, 2021 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$36,524	$234,069	$290,550	$367,885	$929,028
Subordinated	6,252	119,940	32,735	235,460	394,387
Interest-only	2,761	82,374	47,967	2,370	135,472
Agency RMBS
Interest-only	—	1,978	72,126	—	74,104
Agency CMBS
Project loans	8,320	—	—	347,880	356,200
Interest-only	666	143,114	3,251	—	147,031
Total fair value	$54,523	$581,475	$446,629	$953,595	$2,036,222
Amortized cost
Non-Agency RMBS
Senior	$27,144	$166,158	$173,406	$224,243	$590,951
Subordinated	2,216	106,481	28,438	211,603	348,738
Interest-only	27,909	103,354	47,539	2,357	181,159
Agency RMBS
Interest-only	—	2,249	119,914	—	122,163
Agency CMBS
Project loans	8,320	—	—	327,820	336,140
Interest-only	1,248	149,771	3,116	—	154,135
Total amortized cost	$66,837	$528,013	$372,413	$766,023	$1,733,286

	December 31, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$3,186	$279,222	$318,684	$384,590	$985,682
Subordinated	3,303	149,089	276,979	222,654	652,025
Interest-only	2,300	140,558	29,642	1	172,501
Agency RMBS
Interest-only	—	—	60,487	—	60,487
Agency CMBS
Project loans	8,388	—	—	606,031	614,419
Interest-only	1,335	141,997	3,457	—	146,789
Total fair value	$18,512	$710,866	$689,249	$1,213,276	$2,631,903
Amortized cost
Non-Agency RMBS
Senior	$2,349	$194,506	$190,030	$229,602	$616,487
Subordinated	1	129,063	244,103	202,601	575,768
Interest-only	27,764	140,757	22,648	61	191,230
Agency RMBS
Interest-only	—	—	102,934	—	102,934
Agency CMBS
Project loans	8,388	—	—	562,110	570,498
Interest-only	1,540	142,290	3,194	—	147,024
Total amortized cost	$40,042	$606,616	$562,909	$994,374	$2,203,941

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at March 31, 2022 and December 31, 2021. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

March 31, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.9%	1.0%	4.5%	1.3%	3.1%	0.5%	13.3%

December 31, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.3%	5.5%	1.3%	2.6%	0.4%	14.5%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2022 and December 31, 2021.

	March 31, 2022		December 31, 2021
Weighted average maturity (years)		20.1		21.4
Weighted average amortized loan to value (1)		59.3%		60.3%
Weighted average FICO (2)		713		706
Weighted average loan balance (in thousands)		$262		$259
Weighted average percentage owner-occupied		83.7%		84.0%
Weighted average percentage single family residence		61.4%		62.7%
Weighted average current credit enhancement		1.0%		1.2%
Weighted average geographic concentration of top four states	CA	32.3%	CA	31.2%
	NY	10.7%	NY	10.4%
	FL	8.0%	FL	8.0%
	NJ	4.6%	NJ	4.6%

(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2022 and December 31, 2021.

Origination Year	March 31, 2022	December 31, 2021
2003 and prior	1.4%	1.4%
2004	1.2%	1.2%
2005	9.5%	8.6%
2006	45.4%	53.7%
2007	30.9%	25.3%
2008 and later	11.6%	9.8%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2022 and 2021 are as follows:

	For the Quarters Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	—	32,459
Agency CMBS	—	201,037

Gross realized gains:
Non-Agency RMBS	—	26,513
Agency CMBS	—	13,735
Gross realized losses:
Non-Agency RMBS	—	(2,452)
Net realized gain (loss)	$—	$37,796

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes business purpose loans.

At March 31, 2022 and December 31, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $12.7 billion and $11.4 billion as of March 31, 2022 and December 31, 2021, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2022 and December 31, 2021:

	For the Quarter Ended	For the Year Ended
	March 31, 2022	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$12,261,926	$13,112,129
Transfer due to consolidation	1,047,838	—
Purchases	807,541	3,364,609
Principal paydowns	(592,603)	(2,652,767)
Sales and settlements	(2,540)	(1,679,280)
Net periodic accretion (amortization)	(18,586)	(79,368)
Change in fair value	(598,296)	196,603
Balance, end of period	$12,905,280	$12,261,926

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2022. During the year ended December 31, 2021, the Company sold loans with a fair value of $450 million, with the Company retaining $25 million of beneficial interests in these loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2022 (1)	December 31, 2021 (1)
2002 and prior	6.4%	6.6%
2003	5.6%	5.7%
2004	10.9%	11.7%
2005	17.7%	18.6%
2006	21.8%	22.7%
2007	22.5%	22.6%
2008	6.3%	6.2%
2009	1.5%	1.2%
2010 and later	7.3%	4.7%
Total	100.0%	100.0%
(1) The above table excludes approximately $238 million and $437 million of Loans held for investment for March 31, 2022 and December 31, 2021, respectively, which were purchased prior to the reporting dates and settled subsequent to the reporting periods.

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2022 and December 31, 2021:

	March 31, 2022 (1)		December 31, 2021 (1)
Number of loans		124,202		114,946
Weighted average maturity (years)		21.0		19.3
Weighted average loan to value		83.7%		84.2%
Weighted average FICO		651		656
Weighted average loan balance (in thousands)		$101		$96
Weighted average percentage owner occupied		87.7%		88.8%
Weighted average percentage single family residence		80.6%		82.2%
Weighted average geographic concentration of top five states	CA	13.7%	CA	13.9%
	NY	8.5%	FL	8.1%
	FL	8.4%	NY	8.0%
	PA	4.7%	VA	4.8%
	VA	4.5%	PA	4.8%
(1) The above table excludes approximately $238 million and $437 million of Loans held for investment for March 31, 2022 and December 31, 2021, respectively, which were purchased prior to the reporting dates and settled subsequent to the reporting periods.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at March 31, 2022 and December 31, 2021, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
March 31, 2022 (1)	$805,856	$251,822	$639,956	$230,734	$314,231	$30,686	$2,273,285	$12,561,998
% of Unpaid Principal Balance	6.4%	2.0%	5.1%	1.8%	2.5%	0.2%	18.0%

December 31, 2021 (1)	$959,481	$227,593	$582,311	$215,669	$260,888	$27,712	$2,273,654	$11,082,096
% of Unpaid Principal Balance	8.7%	2.1%	5.3%	1.9%	2.4%	0.3%	20.7%
(1) The above table excludes approximately $238 million and $437 million of Loans held for investment for March 31, 2022 and December 31, 2021, respectively, which were purchased prior to the reporting dates and settled subsequent to the reporting periods.

The fair value of residential mortgage loans 90 days or more past due was $899 million and $830 million as of March 31, 2022 and December 31, 2021, respectively.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At March 31, 2022, twenty-one investment holdings with an internally developed fair value of $141 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $26 million higher, in the aggregate, than the third-party prices provided of $115 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2022 in excess of the thresholds for the period. At December 31, 2021, seven investment holdings with an internally developed fair value of $50 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $8 million higher, in the aggregate, than the third-party prices provided of $42 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also includes business purpose loans.
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

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value is a seasoned reperforming pool of mortgage loans, comparable loan pools are not common or directly comparable. There are limited transactions in the marketplace to develop a comprehensive direct range of values.

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

At March 31, 2022, two loan pools with an internally developed fair value of $15 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $1 million higher than the third-party prices provided of $14 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2022 in excess of the threshold for the period. At December 31, 2021, three loan pools with an internally developed fair value of $3.5 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $97 million higher than the third-party prices provided of $3.4 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices.. No other differences were noted at December 31, 2021 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $147 million at March 31, 2022.

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

At March 31, 2022, four securitized debt collateralized by loans held for investment positions with an internally developed fair value of $13 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $1 million lower than the third-party prices provided of $14 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed prices. No other differences were noted at March 31, 2022 in excess of the threshold for the period. At December 31, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices

The Company’s estimates of fair value of securitized debt, collateralized by Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of March 31, 2022 and December 31, 2021, respectively:

	March 31, 2022		December 31, 2021
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	21,878	21,281	—	—
Subordinated	323,982	254,450	653,616	500,288
Interest-only	3,644,165	135,472	3,904,665	172,501
Agency RMBS
Interest-only	1,501,720	74,104	992,978	60,487
Agency CMBS
Project loans	294,455	319,236	499,186	549,529
Interest-only	2,779,083	147,031	2,578,640	146,789
Loans held for investment, at fair value	12,799,611	12,905,280	11,519,255	12,261,926
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	8,312,710	8,010,170	7,762,864	7,726,043

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations as of March 31, 2022 and 2021, respectively:

	For the Quarter Ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	(601)	—
Subordinated	(20,582)	9,264
Interest-only	(26,959)	(25,851)
Agency RMBS
Pass-through	—	—
Interest-only	(5,612)	238
Agency CMBS
Project loans	(22,954)	(40,550)
Interest-only	(6,870)	(79)
Loans held for investment, at fair value	(598,379)	84,049
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	256,738	242,941

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2022 and December 31, 2021 are presented below.

	March 31, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,458,887	$—	$1,458,887
Agency RMBS, at fair value	—	74,104	—	—	74,104
Agency CMBS, at fair value	—	503,231	—	—	503,231
Loans held for investment, at fair value	—	146,727	12,758,553	—	12,905,280

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	8,010,170	—	8,010,170

	December 31, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,810,208	$—	$1,810,208
Agency RMBS, at fair value	—	60,487	—	—	60,487
Agency CMBS, at fair value	—	761,208	—	—	761,208
Loans held for investment, at fair value	—	229,627	12,032,299	—	12,261,926

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,726,043	—	7,726,043

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2022 and December 31, 2021.

Fair Value Reconciliation, Level 3
	For the Quarter Ended
	March 31, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$1,810,208	$12,032,299	$7,726,043
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Transfer due to consolidation	(218,276)	1,047,838	774,514
Purchases of assets/ issuance of debt	23,000	807,541	262,118
Principal payments	(76,472)	(511,205)	(495,175)
Sales and Settlements	—	(2,540)	—
Net accretion (amortization)	9,112	(17,880)	(584)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(240)	—	—
Realized gains (losses) on sales and settlements	—	—	—
Net unrealized gains (losses) included in income	(48,142)	(597,500)	(256,746)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(40,303)	—	—
Ending balance Level 3	$1,458,887	$12,758,553	$8,010,170

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2021
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$2,150,714	$13,112,129	$8,711,677
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	(272,198)	—
Purchases of assets/ issuance of debt	34,656	3,248,683	5,521,953
Principal payments	(299,330)	(2,495,015)	(2,247,983)
Sales and Settlements	(47,674)	(1,679,280)	(4,192,295)
Net accretion (amortization)	57,473	(79,223)	12,010
Gains (losses) included in net income
Other than temporary credit impairment losses	(33)	—	—
Realized gains (losses) on sales and settlements	32,807	—	258,903
Net unrealized gains (losses) included in income	31,358	197,203	(338,222)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(149,763)	—	—
Ending balance Level 3	$1,810,208	$12,032,299	$7,726,043

There were no transfers in or out from Level 3 during the quarter ended March 31, 2022. During the year ended December 31, 2021, there were transfers out of $272 million Loans held for investment from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2022 and December 31, 2021 follows. The weighted average discount rates are based on fair value.

	March 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	2%-10%	4.7%	1%-30%	11.7%	0%-9%	1.8%	26%-78%	36.1%
Subordinated	3%-10%	5.9%	1%-45%	18.4%	0%-7%	0.6%	10%-60%	39.7%
Interest-only	0%-100%	10.4%	6%-50%	20.8%	0%-8%	1.3%	0%-87%	31.5%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1% -10%	3.9%	1% -30%	11.4%	0% -7%	1.8%	26% -78%	36.6%
Subordinated	2% -10%	5.6%	6% -45%	17.8%	0% -6%	1.1%	10% -55%	40.1%
Interest-only	0% -100%	10.3%	6% -55%	24.9%	0% -9%	1.3%	26% -84%	33.0%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of March 31, 2022 and December 31, 2021 follows:

	March 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	2%-9%	4.0%	5%-20%	13.5%	0%-11%	1.4%	30%-75%	54.2%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	1% -7%	2.6%	6% - 20%	15.1%	0% - 11%	1.4%	30% - 75%	56.1%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of March 31, 2022 and December 31, 2021, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming mortgages at fair value as of March 31, 2022 and December 31, 2021 follows:

	March 31, 2022	December 31, 2021
Factor:
Coupon
Base Rate	4.5%	3.1%
Actual	5.9%	6.1%

FICO
Base Rate	640	640
Actual	650	654

Loan-to-value (LTV)
Base Rate	87%	87%
Actual	84%	84%

Loan Characteristics:
Occupancy
Owner Occupied	89%	91%
Investor	4%	3%
Secondary	7%	6%
Property Type
Single family	81%	83%
Manufactured housing	4%	4%
Multi-family/mixed use/other	15%	13%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

	March 31, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,424,405	3,427,763
Securitized debt, collateralized by Non-Agency RMBS	3	84,188	60,944

	December 31, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,261,613	3,265,577
Securitized debt, collateralized by Non-Agency RMBS	3	87,999	72,505

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

The long-term financing agreement include a long-term secured financing arrangement with an original term of one year or greater which is secured by Non-Agency RMBS pledged as collateral. Maturity date on this long-term secured financing agreement is April 2025. The collateral pledged as security on the long-term financing agreement may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to either Secured Overnight Financing Rate (“SOFR”), or the one-month and three-month LIBOR rates.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At March 31, 2022 and December 31, 2021, the Company has $1.1 billion and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At March 31, 2022 and December 31, 2021, the Company has $110 million and $113 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

The secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of March 31, 2022 and December 31, 2021 were:

	March 31, 2022	December 31, 2021
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$18,210	$23,170
Agency CMBS (in thousands)	336,593	589,535
Non-Agency RMBS and Loans held for investment (in thousands) (1)	3,069,602	2,648,908
Total:	$3,424,405	$3,261,613

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$21,877	$28,320
Agency CMBS (in thousands)	360,658	617,457
Non-Agency RMBS and Loans held for investment (in thousands)	4,136,884	3,747,573
Total:	$4,519,419	$4,393,350

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$20,342	$47,155
Agency CMBS (in thousands)	435,545	963,894
Non-Agency RMBS and Loans held for investment (in thousands)	2,766,235	2,926,880
Total:	$3,222,122	$3,937,929

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	0.60%	0.68%
Agency CMBS	0.43%	0.21%
Non-Agency RMBS and Loans held for investment	2.78%	2.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	4 Days	4 Days
Agency CMBS	11 Days	13 Days
Non-Agency RMBS and Loans held for investment	178 Days	257 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	31 Days	61 Days
Agency CMBS	30 Days	35 Days
Non-Agency RMBS and Loans held for investment	194 Days	283 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, we pledged $20 million and $19 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At March 31, 2022 and December 31, 2021, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	March 31, 2022			December 31, 2021
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,561,598	1.57%	0.30% - 2.35%	1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	162,097	1.44%	0.95% - 1.67%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	146,974	2.48%	1.49% - 2.71%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	78,400	1.50%	1.50% - 1.50%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	847,135	3.64%	1.73% - 4.38%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	406,705	2.95%	0.94% - 3.45%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	—	NA	NA	143,239	3.05%	3.05% - 3.05%
Greater than 3 years	221,496	5.56%	5.56% - 5.56%	256,889	5.56%	5.56% - 5.56%
Total	$3,424,405	2.53%		$3,261,613	2.30%
(1) The principal balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of March 31, 2022 and December 31, 2021.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.2 billion unused uncommitted warehouse credit facilities as of March 31, 2022.

At March 31, 2022 and December 31, 2021 , there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $111 million and $113 million, respectively. At March 31, 2022 and December 31, 2021, the debt carried a weighted average coupon of 6.7%. As of March 31, 2022, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2022 and 2021.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$2,193	$4,374
One to Three Years	1,517	2,361
Three to Five Years	565	949
Greater Than Five Years	29	82
Total	$4,304	$7,766

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.3 billion and $7.8 billion, respectively. At March 31, 2022 and December 31, 2021, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 2.5% and 2.4%, respectively. As of March 31, 2022, the maturities of the debt range between the years 2023 and 2070.

The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter ended March 31, 2022. During the quarter ended March 31, 2021, the Company acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $2.7 billion for $2.9 billion. This transaction resulted in net loss on extinguishment of debt of $234 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at March 31, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$1,989,813	$2,031,445
One to Three Years	2,898,571	2,886,255
Three to Five Years	1,790,442	1,697,760
Greater Than Five Years	1,631,291	1,145,995
Total	$8,310,117	$7,761,455

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at March 31, 2022.

March 31, 2022
(dollars in thousands)
Year	Principal
Currently callable	$446,431
2022	1,415,469
2023	1,574,780
2024	1,286,893
2025	2,229,102
2026	288,028
2027	258,309
Total	$7,499,012

8. Long Term Debt

Convertible Senior Notes

As of December 31, 2021 all of the outstanding principal amount on the Company's 7.0% convertible senior notes due 2023 (the “Notes”) were either converted or acquired by the Company. At December 31, 2021, there was no outstanding principal amount, unamortized deferred debt issuance cost and accrued interest payable on these Notes. The net interest expense for the quarter ended March 31, 2021 was $1 million.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarters ended March 31, 2022 and 2021, the Company consolidated approximately $1.4 billion and $4.1 billion, respectively, unpaid principal balance of seasoned residential reperforming mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$336,558	$399,048
Loans held for investment, at fair value	10,621,317	10,205,587
Accrued interest receivable	50,070	47,237
Other assets	17,225	14,719
Total Assets:	$11,025,170	$10,666,591

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$84,188	$87,999
Securitized debt at fair value, collateralized by Loans held for investment	7,460,747	7,118,374
Accrued interest payable	16,808	15,101
Other liabilities	2,378	2,181
Total Liabilities:	7,564,121	7,223,655
(1) March 31, 2022 balance includes allowance for credit losses of $23 thousand.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$131,066	$158,100
Interest expense, Non-recourse liabilities of VIEs	42,491	65,205
Net interest income	$88,575	$92,895

(Increase) decrease in provision for credit losses	$(23)	$117

Servicing fees	$6,863	$6,977

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

The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2022, ranged from less than $1 million to $30 million, with an aggregate amount of $1.1 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2021, ranged from less than $1 million to $220 million, with an aggregate amount of $1.4 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $924 million and $1.2 billion at March 31, 2022 and December 31, 2021, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarter ended March 31, 2022 and 2021, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarter ended March 31, 2022 and 2021, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during quarter ended March 31, 2022 and 2021, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarter ended March 31, 2022 and 2021, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date. The Company's fixed-to-floating rate series B, C and D preferred stock are LIBOR based and will become floating on their respective call dates.

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

The Company did not repurchase any of its common stock during the quarter ended March 31, 2022. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the quarter ended March 31, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2022.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time through any of the Sales Agents under the Securities Act of 1933. During the quarter ended March 31, 2022, the Company did not issue any shares under the at-the-market sales program.

The Company declared dividends to common shareholders of $79 million, or $0.33 per share, and $70 million, or $0.30 per share, during the quarters ended March 31, 2022 and 2021, respectively.

Warrants

During the quarter ended March 31, 2021, the Company settled the $400 million financed under the senior secured, non-mark-to market credit agreement in full and the Warrant Shares became exercisable. The Company then settled the exercise of 20 million Warrant Shares in cash at a price of 90% of fair market value of the Company's common stock for $220 million.

Earnings per Share (EPS)

EPS for the quarter ended March 31, 2022 and 2021, respectively, are computed as follows:

	For the Quarter ended
	March 31, 2022	March 31, 2021
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(281,202)	$139,153
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	1,076
Net income (loss) available to common shareholders - Diluted	$(281,202)	$140,229

Denominator:
Weighted average basic shares	237,012,702	230,567,231
Effect of dilutive securities	—	30,867,850
Weighted average dilutive shares	237,012,702	261,435,081

Net income (loss) per average share attributable to common stockholders - Basic	$(1.19)	$0.60
Net income (loss) per average share attributable to common stockholders - Diluted	$(1.19)	$0.54

For the quarter ended March 31, 2022 and 2021 potentially dilutive shares of 2 million and 242 thousand, respectively, were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter ended March 31, 2022 and 2021 were comprised of restricted stock units and performance stock units.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2022 and 2021:

	March 31, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(40,955)	(40,955)
Amounts reclassified from AOCI	—	—
Net current period OCI	(40,955)	(40,955)
Balance as of March 31, 2022	$364,099	$364,099

	March 31, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(38,652)	(38,652)
Amounts reclassified from AOCI	(25,793)	(25,793)
Net current period OCI	(64,445)	(64,445)
Balance as of March 31, 2021	$493,651	$493,651

There were no amounts reclassified from AOCI during the quarter ended March 31, 2022. The amounts reclassified from AOCI balance comprised of $26 million net unrealized gains on available-for-sale securities sold for the quarter ended March 31, 2021.

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. There were approximately 1 million shares available for future grants under the Incentive Plan as of March 31, 2022.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At March 31, 2022 and December 31, 2021, there are approximately 1 million and 914 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At March 31, 2022 and December 31, 2021, there are approximately 723 thousand and 699 thousand dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the quarters ended March 31, 2022 and 2021, the Company granted RSU awards to senior management. These RSU awards are designed to reward senior management of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 128 thousand RSU awards during the quarter ended March 31, 2022, with a grant date fair value of $2 million. The Company granted 182 thousand RSU awards during the quarter ended March 31, 2021, with a grant date fair value of $2 million.

In addition, during the quarter ended March 31, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the quarters ended March 31, 2022 and 2021, include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. During the quarter ended March 31, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the quarter ended March 31, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.

The Company recognized stock based compensation expenses of $3 million and $5 million for the quarters ended March 31, 2022 and 2021.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended March 31, 2022, employees may contribute, through payroll deductions, up to $20,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended March 31, 2022 and 2021, were $148 thousand and $126 thousand, respectively.

13. Income Taxes

For the year ended December 31, 2021, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded a current income tax benefit of $70 thousand and current income tax expense of $4 million for the quarters ended March 31, 2022 and 2021, respectively.

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

By using secured financing agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If the counterparty fails to perform on a secured financing agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty. The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, and executing contracts and agreements with multiple counterparties to reduce exposure to a single counterparty.

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing part to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition.

The Company had $3.4 billion and $3.3 billion of secured financing agreements that are subject to such arrangements and can potentially be offset on the consolidated statement of financial condition as of March 31, 2022 and December 31, 2021, respectively. These amounts were not offset in consolidated statement of financial position as of March 31, 2022 and December 31, 2021 against any assets or liabilities. The Company had $4.5 billion and $4.4 billion of financial instruments, and $20 million and $19 million of cash collateral pledged against those secured financing agreements as of March 31, 2022 and December 31, 2021, respectively, and were not offset with the secured financing agreements. The Company had net amount at risk of $1.1 billion as of March 31, 2022 and December 31, 2021.

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

As permitted by SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, this section discusses our results of operations for the current quarter ended March 31, 2022 compared to the immediately preceding prior quarter ended December 31, 2021 as well as the corresponding quarter of the prior year ended March 31, 2021. In this report, we are changing the basis of comparison from the corresponding quarter of the prior year to the immediately preceding prior quarter, in order to provide readers greater insight into our quarterly performance. For our future Quarterly Reports on Form 10-Q, we will present a discussion of our results of operations for the current quarter compared to the immediately preceding prior quarter only.

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
•our ability to affect our strategy to securitize residential mortgage loans;
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

Special Note Regarding COVID-19 pandemic

During the quarter ended March 31, 2022, the financial markets continued to improve from the disruptions driven by the COVID-19 pandemic. However, there is still uncertainty about the future of COVID-19 and variants and its impact on our business, operations, personnel, or the U.S. economy as a whole. Any forecasts in this regard would be highly uncertain and could not be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At March 31, 2022, based on the fair value of our interest earning assets, approximately 86% of our investment portfolio was residential mortgage loans, 10% of our investment portfolio was Non-Agency RMBS, and 4% of our investment portfolio was Agency MBS. At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources, including securitizations, warehouse facilities and repurchase agreements. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources. As of March 31, 2022, we did not own any interest rate hedges.

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We update the execution of our strategy to changing market conditions by shifting our asset allocations across various asset classes as interest rates and credit cycles change over time. We expect to take a long-term view of assets and liabilities.

Business Update

We remained active in the residential mortgage market during the first quarter, as we took advantage of opportunities to acquire higher yielding assets compared to prior periods. During the quarter, we committed to acquire $807 million in residential mortgage loans. We settled on $570 million of those loans during the quarter and the remaining $237 million are expected to settle in the second quarter. Overall, our recourse borrowing during the quarter increased by $163 million, commensurate to the financing needed for the loan acquisitions described above. In addition to the increased recourse borrowings, our short-term funding costs increase by 23 basis points during the quarter due to higher interest rates.

Also, during the first quarter, we sponsored CIM 2022-R1, a securitization of seasoned reperforming residential mortgage loans with a principal balance of $328 million. Securities issued by CIM 2022-R1, with an aggregate balance of approximately $264 million, were sold in a private placement to institutional investors. These senior securities represented approximately 80% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $64 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans at any time beginning in February 2027. Our average cost of debt of this securitization is 3.17%.

During the quarter, certain of our subsidiaries acquired the assets owned by Hains Point, LLC, a consolidated investment company fund. The assets transferred included the subordinated interests in the CMLTI 2019-E and SLST 2019-1 securitization trusts. As a result of these transfers and as the primary beneficiary of both CMLTI 2019-E and SLST 2019-1, we consolidated the related securitization trusts at fair value. This consolidation increased our loan portfolio and our securitized debt by of $1.0 billion and $775 million, respectively. The subordinated interests in CMLTI 2019-E and SLST 2019-1 were eliminated upon consolidation of these securitization trusts.

Chimera continues its focus on growing its residential credit portfolio with the completion of its first securitization of the year along with acquiring an additional $807 million on residential loans. As of the end of first quarter, 96% of Chimera’s capital is allocated to residential credit assets.

Market Conditions and our Strategy

The dramatic increase in headline inflation and widening of credit spreads which began in the fourth quarter of 2021 continued during the first quarter of 2022. Adding to inflation concerns, Russia’s invasion of Ukraine drove energy prices substantially higher, with crude oil up 35% over the quarter. As inflation pressures continued to rise coupled with a tight labor market, several members of the Federal Reserve Board made hawkish public statements, indicating the possibility that the Fed Funds

Rate could increase by 200 to 250 basis points by year end. The Federal Reserve has also announced not only that it has stopped purchasing Agency MBS, but also a possible reduction of its Agency MBS portfolio. As a result of these Federal Reserve announcements, mortgage rates moved higher and Agency spreads widened further during the quarter. As mortgage rates near 5%, both mortgage origination and refinance activity have slowed substantially. Nonetheless, the housing market remained strong during the quarter, with housing prices and rents reaching record highs on tight inventory.
With the move in interest rates, the 2-year Treasury rates increased 160 basis points and the 10-year Treasury rates increased 83 basis points, causing the pace of mortgage securitizations to increase in the first quarter, as issuers looked to lock in term financing. The uptick in issuances led to widening in credit spreads, as issuers and investors feared the pace of Federal Reserve activity (both increased rates and sales of Agency MBS). Wider mortgage spreads led to price drops in mortgage securities, both in Agencies and non-Agencies. The forward market outlook hints at the possibility of a recession in the next 12 to 24 months, as evidenced by the inverted yield curve.

As a result of the conditions described above, we experienced mark downs in our Agency and Residential Credit portfolios. In addition, our securitized debt also experienced mark downs, resulting in unrealized gains that offset some of the book value reduction on our asset portfolio. This drove a decline in our book value per common share to $10.15, or $1.69 per common share as of March 31, 2022 as compared to $11.84 as of December 31, 2021.

While the current market conditions present us with challenges, we believe that our strategy of buying, financing, and securitizing residential mortgage loans will continue to generate positive risk adjusted returns over the long run. We continue to be active in the residential loan market, as evidenced by our loan commitments during the first quarter and believe we can continue to add attractive assets to our portfolio as market conditions permit.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended
	March 31, 2022	December 31, 2021	March 31, 2021	QoQ Change	YoY Change
Net interest income:
Interest income (1)	$202,175	$221,162	$243,127	$(18,987)	$(40,952)
Interest expense (2)	64,473	66,598	108,066	(2,125)	(43,593)
Net interest income	137,702	154,564	135,061	(16,862)	2,641

Increase (decrease) in provision for credit losses	240	92	(126)	148	366

Other investment gains (losses):
Net unrealized gains (losses) on financial instruments at fair value	(370,167)	(108,286)	270,012	(261,881)	(640,179)
Net realized gains (losses) on sales of investments	—	—	37,796	—	(37,796)
Gains (losses) on extinguishment of debt	—	980	(237,137)	(980)	237,137
Total other gains (losses)	(370,167)	(107,306)	70,671	(262,861)	(440,838)

Other expenses:
Compensation and benefits	11,353	11,460	13,439	(107)	(2,086)
General and administrative expenses	5,711	5,574	5,198	137	513
Servicing and asset manager fees	9,291	8,900	9,281	391	10
Transaction expenses	3,804	4,241	16,437	(437)	(12,633)
Total other expenses	30,159	30,175	44,355	(16)	(14,196)
Income (loss) before income taxes	(262,864)	16,991	161,503	(279,855)	(424,367)
Income taxes	(70)	(743)	3,912	673	(3,982)
Net income (loss)	$(262,794)	$17,734	$157,591	$(280,528)	$(420,385)

Dividends on preferred stock	18,408	18,452	18,438	(44)	(30)

Net income (loss) available to common shareholders	$(281,202)	$(718)	$139,153	$(280,484)	$(420,355)

Net income (loss) per share available to common shareholders:
Basic	$(1.19)	$(0.00)	$0.60	$(1.19)	$(1.79)
Diluted	$(1.19)	$(0.00)	$0.54	$(1.19)	$(1.73)

Weighted average number of common shares outstanding:
Basic	237,012,702	236,896,512	230,567,231	116,190	6,445,471
Diluted	237,012,702	236,896,512	261,435,081	116,190	(24,422,379)

Dividends declared per share of common stock	$0.33	$0.33	$0.30	$0.03	$—

(1) Includes interest income of consolidated VIEs of $131,066, $138,538 and $158,100 for the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $42,491, $43,469 and $65,205 for the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended March 31, 2022, December 31, 2021 and March 31, 2021.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended March 31, 2022 compared to the Quarter ended December 31, 2021

For the quarter ended March 31, 2022, our net loss available to common shareholders was $281 million, or $1.19 per average basic common share, compared to a net loss of $718 thousand, or $0.00 per average basic common share, for the quarter ended December 31, 2021. The higher net loss available to common shareholders for the quarter ended March 31, 2022, as compared to the quarter ended December 31, 2021, was primarily driven by mark downs in our portfolio's asset prices due to an increase in interest rates and the credit spread widening. During the quarter ended March 31, 2022, we had net unrealized losses on financial instruments at fair value of $370 million, partially offset by net interest income of $138 million.

Quarter ended March 31, 2022 compared to the Quarter ended March 31, 2021

For the quarter ended March 31, 2022, our net loss available to common shareholders was $281 million, or $1.19 per average basic common share, compared to a net income of $139 million, or $0.60 per average basic common share for the quarter ended March 31, 2021. The higher net loss available to common shareholders for the quarter ended March 31, 2022, was primarily driven by mark downs in our portfolio's asset prices due to an increase in interest rates and the credit spread widening as compared to the quarter ended March 31, 2021.

Interest Income

Quarter ended March 31, 2022 compared to the Quarter ended December 31, 2021

Interest income decreased by $19 million, or 9%, to $202 million for the quarter ended March 31, 2022 as compared to $221 million for the quarter ended December 31, 2021. This decrease in our interest income was driven by a decrease in our average interest earning assets and slightly lower yields on our Loans held for investments and Non-Agency RMBS as compared to quarter ended December 31, 2021. We reduced our average interest earning asset balances by $279 million to $13.6 billion as compared to $13.9 billion from the quarter ended December 31, 2021. During the quarter ended March 31, 2022 our interest income decreased by $8 million on our Loans held for investments, $6 million on our Non-Agency RMBS, and $5 million on our Agency CMBS investments.

Quarter ended March 31, 2022 compared to the Quarter ended March 31, 2021

Interest income decreased by $41 million, or 17%, to $202 million for the quarter ended March 31, 2022 as compared to $243 million for the quarter ended March 31, 2021. This decrease in our interest income during quarter ended March 31, 2022 was primarily driven by a decline in our average interest earning assets and slightly lower yields on our Loans held for investments and Non-Agency RMBS as compared to the quarter ended March 31, 2021. We reduced our average interest earning asset balances by $1.7 billion to $13.6 billion as compared to $15.3 billion from the same period of 2021 to respond to rising interest rates and residential credit cycle changes. This reduction in our Loans held for investments, Agency CMBS and Non-Agency RMBS portfolios decreased our interest income earned on Loans held for investments by $27 million, Non-Agency RMBS by $10 million and Agency CMBS by $4 million.

Interest Expense

Quarter ended March 31, 2022 compared to the Quarter ended December 31, 2021

Interest expense decreased by $3 million, or 3%, to $64 million for the quarter ended March 31, 2022 as compared to $67 million for the quarter ended December 31, 2021. This decrease in our interest expense during the quarter ended March 31, 2022 was primarily driven by a reduction in our average interest bearing liability balances as compared to the quarter ended December 31, 2021. During the quarter ended March 31, 2022 we reduced our average interest bearing liability balances by $385 million to $11.1 billion, as compared to $11.5 billion, from the quarter ended December 31, 2021. During the quarter ended March 31, 2022 interest expense on both securitized debt and total secured financing agreements decreased by $1 million.

Quarter ended March 31, 2022 compared to the Quarter ended March 31, 2021

Interest expense decreased by $44 million, or 40%, to $64 million for the quarter ended March 31, 2022 as compared to $108 million for the quarter ended March 31, 2021. This decrease was primarily driven by our de-levering efforts to reduce secured financing agreements balances, lower financing rates on secured financing agreements and calls of our higher rate securitized debt financing, replacing it with lower rates available.

During the quarter ended March 31, 2022 we reduced our average interest bearing liability balances by $2.1 billion to $11.1 billion as compared to $13.1 billion, from the quarter ended March 31, 2021. During the quarter ended March 31, 2022 interest expense on securitized debt decreased by $24 million and the average cost of funding on this same debt decreased by 90 basis points as compared to the quarter ended March 31, 2021. Additionally, due to lower average balances and financing rates our interest expense on secured financing agreements collateralized by Loans held for investment and Non-Agency RMBS decreased by $11 million and $7 million, respectively, as compared to the quarter ended March 31, 2021.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for interest expense on long term debt and any interest earned on cash. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for interest payments on long term debt and any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on long term debt and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2022	$202,175	$64,473	$—	$64,473	$137,702	$(18)	$137,684
For the Quarter Ended December 31, 2021	$221,162	$66,598	$—	$66,598	$154,564	$(12)	$154,552
For the Quarter Ended September 30, 2021	$220,579	$71,353	$(239)	$71,114	$149,226	$220	$149,446
For the Quarter Ended June 30, 2021	$252,677	$80,610	$(959)	$79,651	$172,067	$936	$173,003
For the Quarter Ended March 31, 2021	$243,127	$108,066	$(1,076)	$106,990	$135,061	$1,065	$136,126
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

	For the Quarter Ended
	March 31, 2022			December 31, 2021
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$113,723	$253	0.9%	$104,684	$71	0.3%
Agency CMBS	559,478	22,870	16.4%	851,886	27,711	13.0%
Non-Agency RMBS	1,310,359	45,675	13.9%	1,406,876	51,644	14.7%
Loans held for investment	11,599,206	133,359	4.6%	11,498,173	141,724	4.9%
Total	$13,582,766	$202,157	6.0%	$13,861,619	$221,150	6.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$20,342	$31	0.6%	$23,824	$40	0.7%
Agency CMBS	435,545	270	0.2%	731,577	346	0.2%
Non-Agency RMBS	817,261	5,448	2.7%	839,898	5,837	2.8%
Loans held for investment	1,948,974	12,839	2.6%	1,872,915	13,281	2.8%
Securitized debt	7,870,127	45,885	2.3%	8,009,117	47,094	2.4%
Total	$11,092,249	$64,473	2.3%	$11,477,331	$66,598	2.3%

Economic net interest income/net interest rate spread		$137,684	3.7%		$154,552	4.1%

Net interest-earning assets/net interest margin	$2,490,517		4.1%	$2,384,288		4.5%

Ratio of interest-earning assets to interest bearing liabilities	1.22			1.21

(1) Interest-earning assets at amortized cost

	For the Quarter Ended
	March 31, 2022			March 31, 2021
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$113,723	$253	0.9%	$116,517	$317	1.1%
Agency CMBS	559,478	22,870	16.4%	1,360,895	26,607	7.8%
Non-Agency RMBS	1,310,359	45,675	13.9%	1,577,137	55,800	14.2%
Loans held for investment	11,599,206	133,359	4.6%	12,253,034	160,392	5.2%
Total	$13,582,766	$202,157	6.0%	$15,307,583	$243,116	6.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$20,342	$31	0.6%	$66,951	$149	0.9%
Agency CMBS	435,545	270	0.2%	1,236,361	580	0.2%
Non-Agency RMBS	817,261	5,448	2.7%	1,002,935	12,479	5.0%
Loans held for investment	1,948,974	12,839	2.6%	2,253,811	24,216	4.3%
Securitized debt	7,870,127	45,885	2.3%	8,588,423	69,566	3.2%
Total	$11,092,249	$64,473	2.3%	$13,148,481	$106,990	3.3%

Economic net interest income/net interest rate spread		$137,684	3.7%		$136,126	3.1%

Net interest-earning assets/net interest margin	$2,490,517		4.1%	$2,159,102		3.6%

Ratio of interest-earning assets to interest bearing liabilities	1.22			1.16

(1) Interest-earning assets at amortized cost

Economic Net Interest Income and the Average Earning Assets

Quarter ended March 31, 2022 compared to the Quarter ended December 31, 2021

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $17 million to $138 million for the quarter ended March 31, 2022 from $155 million compared to the quarter ended December 31, 2021. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 40 basis points for the quarter ended March 31, 2022, as compared to the quarter ended December 31, 2021. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 40 basis points for the quarter ended March 31, 2022, as compared to December 31, 2021. Our Average net interest-earning assets decreased by $106 million to $2.5 billion for the quarter ended March 31, 2022, compared to $2.4 billion for the quarter ended December 31, 2021. The decrease in our net interest rate spread is primarily due to the decline in yields on our Non-Agency RMBS and Loans held for investment portfolios.

Quarter ended March 31, 2022 compared to the Quarter ended March 31, 2021

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $2 million to $138 million for the quarter ended March 31, 2022 from $136 million for the quarter ended March 31, 2021. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 60 basis points for the quarter ended March 31, 2022, as compared to the same period of 2021. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 50 basis points for the quarter ended March 31, 2022, as compared to the same period of 2021. Our Average net interest-earning assets increased by $331 million to $2.5 billion for the quarter ended March 31, 2022, compared to $2.2 billion for the same period of 2021. The increase in our net interest rate spread for the quarter ended March 31, 2022 is primarily due to our de-levering efforts to reduce secured financing agreements balances, lower financing rates on secured financing agreements and calls of our higher rate securitized debt financing, replacing it with lower rates as compared to the quarter ended March 31, 2021.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2022	$11,092,249	$64,473	2.32%	0.23%	0.52%	(0.29)%
For the Quarter Ended December 31, 2021	$11,477,331	$66,598	2.32%	0.09%	0.16%	(0.07)%
For the Quarter Ended September 30, 2021	$11,902,369	$71,114	2.39%	0.09%	0.13%	(0.04)%
For the Quarter Ended June 30, 2021	$12,422,089	$79,651	2.56%	0.10%	0.16%	(0.06)%
For the Quarter Ended March 31, 2021	$13,148,481	$106,990	3.25%	0.12%	0.20%	(0.08)%

Average interest-bearing liabilities decreased by $385 million for the quarter ended March 31, 2022, as compared to quarter ended December 31, 2021. Economic interest expense decreased slightly by $2 million for the quarter ended March 31, 2022, as compared to quarter ended December 31, 2021.

Average interest-bearing liabilities decreased by $2.1 billion for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. Economic interest expense decreased by $43 million for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. The decrease in average interest-bearing liabilities and Economic interest expense during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021, is a result of the decrease in the amount of our secured financing agreements and replacing our higher cost securitized debt with lower cost securitized debt.

Provision for Credit Losses

Quarter ended March 31, 2022 compared to the Quarter ended December 31, 2021

For the quarter ended March 31, 2022 and December 31, 2021, we recorded a net increase in provision of credit losses of $240 thousand and $92 thousand, respectively. The increase in the allowance for credit losses for the quarter ended March 31, 2022 and December 31, 2021, is primarily due to increases in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, which had previously been in an unrealized gain position as of the prior year-end, are now in an unrealized loss position as of the end of the current period due to the decline in fair value. These Non-Agency RMBS positions now in an unrealized loss have resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

Quarter ended March 31, 2022 compared to the Quarter ended March 31, 2021

For the quarter ended March 31, 2022 and March 31, 2021, we recorded a net increase in provision of credit losses of $240 thousand and a decrease in provision of credit losses of $126 thousand, respectively. The changes in the allowance for credit losses for the quarter ended March 31, 2022 and March 31, 2022 are primarily due to changes in expected losses and delinquencies.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the first quarter of 2022, there was an increase in headline inflation, an inversion of yield curve, an increase in expected Fed Funds Rate and widening of credit spreads. As a result, we experienced mark to market losses in our Agency MBS and Residential Credit portfolios compared to prior periods. In addition, our securitized debt also experienced mark downs, resulting in mark to market gains that offset some of the mark to market losses on our asset portfolio. During the quarter ended March 31, 2022 we had Net unrealized losses of $598 million, $48 million and $29 million on Loans held for investments, Non-

Agency RMBS and, Agency MBS, respectively, which were offset by Net unrealized gains on Securitized debt collateralized by loans held for investment of $257 million.

Quarter ended March 31, 2022 compared to the Quarter ended December 31, 2021

We recorded Net unrealized losses on financial instruments at fair value of $370 million for the quarter ended March 31, 2022, as compared to the Net unrealized losses on financial instruments at fair value of $108 million for the quarter ended December 31, 2021.

Quarter ended March 31, 2022 compared to the Quarter ended March 31, 2021

We recorded Net unrealized losses on financial instruments at fair value of $370 million as compared to Net unrealized gains on financial instruments at fair value of $270 million for the quarter ended March 31, 2021.

Gains and Losses on Sales of Assets

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

There were no investment sales during the quarter ended March 31, 2022 and December 31, 2021. We had net realized gains of $38 million on sale of investments during the quarter ended March 31, 2021.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2022 and March 31, 2021. During the quarter ended December 31, 2021, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $370 thousand for $478 thousand. This transaction resulted in net loss on extinguishment of debt of $108 thousand.

We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended March 31, 2022. During the quarter ended December 31, 2021, we acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $23 million for $22 million. This transaction resulted in net gain on extinguishment of debt of $1 million. During the quarter ended March 31, 2021, we acquired securitized debt collateralized by loans held for investment with an amortized cost balance of $2.7 billion for $2.9 billion. This transaction resulted in net loss on extinguishment of debt of $234 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2022	$20,868	0.54%	2.36%
For the Quarter Ended December 31, 2021	$21,275	0.54%	2.24%
For the Quarter Ended September 30, 2021	$21,426	0.54%	2.29%
For the Quarter Ended June 30, 2021	$21,148	0.52%	2.35%
For the Quarter Ended March 31, 2021	$35,074	0.82%	3.82%

Compensation and benefit costs were approximately $11 million, $11 million and $13 million for the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

G&A expenses were approximately $6 million, $6 million and $5 million for the quarters ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively, and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $4 million, $4 million and $16 million for the quarters ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively. The transaction expenses remained relatively unchanged for the quarter ended March 31, 2022 and December 31, 2021. The transaction expense decreased by $12 million during quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021 due to lower call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained relatively unchanged at $9 million for the quarters ended March 31, 2022, December 31, 2021 and March 31, 2021. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Quarters Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(281,202)	$(718)	$313,030	$144,883	$139,153
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	370,167	108,286	(239,524)	(36,108)	(270,012)
Net realized (gains) losses on sales of investments	—	—	—	(7,517)	(37,796)
(Gains) losses on extinguishment of debt	—	(980)	25,622	21,777	237,137
Interest expense on long term debt	—	—	238	959	1,076
Increase (decrease) in provision for credit losses	240	92	(386)	453	(126)
Transaction expenses	3,804	4,241	3,432	5,745	16,437
Stock Compensation expense for retirement eligible awards	723	(363)	(365)	(361)	661
Earnings available for distribution	$93,732	$110,558	$102,047	$129,831	$86,530

GAAP net income (loss) per diluted common share	$(1.19)	$(0.00)	$1.30	$0.60	$0.54
Earnings available for distribution per adjusted diluted common share	$0.39	$0.46	$0.42	$0.54	$0.36

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Weighted average diluted shares - GAAP	237,012,702	236,896,512	240,362,602	241,739,536	261,435,081
Potentially dilutive shares (1)	2,421,546	2,672,393	—	—	—
Non-participating Warrants	—	—	—	—	(20,282,173)
Adjusted weighted average diluted shares - Earnings available for distribution	239,434,248	239,568,905	240,362,602	241,739,536	241,152,908
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended March 31, 2022 and December 31, 2021.

Our Earnings available for distribution for the quarter ended March 31, 2022 were $94 million, or $0.39 per average diluted common share, and decreased by $17 million, or $0.07 per average diluted common share, as compared to $111 million, or $0.46 per average diluted common share, for the quarter ended December 31, 2021. The decrease in Earnings available for distribution was driven by lower interest income due to lower average interest earning assets and slightly lower yields on Non-Agency RMBS and Loans held for investments during the quarter ended March 31, 2022 as compared to the quarter ended December 31, 2021.

Our Earnings available for distribution for the quarter ended March 31, 2022 were $94 million, or $0.39 per average diluted common share, and increased by $7 million, or $0.03 per average diluted common share, as compared to $87 million, or $0.36 per average diluted common share, for the quarter ended March 31, 2021. The increase in Earnings available for distribution was driven by lower interest expense due to lower financing rate on our securitized debt and secured financing agreements during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2022	(29.72)%	15.57%	14.38%
For the Quarter Ended December 31, 2021	1.87%	16.30%	15.45%
For the Quarter Ended September 30, 2021	35.47%	15.99%	14.54%
For the Quarter Ended June 30, 2021	18.16%	19.24%	19.47%
For the Quarter Ended March 31, 2021	17.16%	14.82%	12.62%
* Excludes long term debt expense.

Return on average equity decreased by 3,159 basis points for the quarter ended March 31, 2022, as compared to the quarter ended December 31, 2021. This decrease is driven primarily by unrealized asset pricing losses on our financial instruments. Economic net interest income as a percentage of average equity decreased by 73 basis points for the quarter ended March 31, 2022 compared to the quarter ended December 31, 2021. Earnings available for distribution as a percentage of average common equity decreased by 107 basis points for the quarter ended March 31, 2022 compared to the quarter ended December 31, 2021. The decrease in Earnings available for distribution as a percentage of average common equity for the quarter ended March 31, 2022 as compared to the quarter ended December 31, 2021, was primarily driven by a decline in average interest earning assets and lower yields on Non-Agency RMBS and Loans held for investments.

Return on average equity decreased by 4,688 basis points for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. This decrease is driven primarily by unrealized asset pricing losses on our financial instruments. Economic net interest income as a percentage of average equity increased by 75 basis points for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021. Earnings available for distribution as a percentage of average common equity increased by 176 basis points for the quarter ended March 31, 2022 compared to the quarter ended March 31, 2021. This increase in Earnings available for distribution as a percentage of average common equity for the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021, was primarily driven by lower interest expense due to lower financing rate on our securitized debt and secured financing agreements during the quarter ended March 31, 2022 as compared to the quarter ended March 31, 2021.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2022, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets. During the quarter ended March 31, 2022, on an aggregate basis, we purchased $1.1 billion of investments and received $899 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2022 and December 31, 2021.

	March 31, 2022	December 31, 2021
Interest earning assets at period-end (1)	$14,941,502	$14,893,829
Interest bearing liabilities at period-end	$11,518,763	$11,075,655
GAAP Leverage at period-end	3.5:1	3.0:1
GAAP Leverage at period-end (recourse)	1.0:1	0.9:1
(1) Excludes cash and cash equivalents.

	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.8%	10.1%	9.7%	12.1%
Senior	4.1%	4.5%	6.2%	6.5%
Subordinated	2.4%	4.2%	2.6%	4.4%
Interest-only	1.3%	1.4%	0.9%	1.2%
Agency RMBS	0.8%	0.8%	0.5%	0.4%
Pass-through	—%	—%	—%	—%
Interest-only	0.8%	0.8%	0.5%	0.4%
Agency CMBS	3.4%	5.3%	3.4%	5.2%
Project loans	2.3%	4.2%	2.4%	4.2%
Interest-only	1.1%	1.1%	1.0%	1.0%
Loans held for investment	88.0%	83.8%	86.4%	82.3%
Fixed-rate percentage of portfolio	95.8%	95.4%	94.9%	94.4%
Adjustable-rate percentage of portfolio	4.2%	4.6%	5.1%	5.6%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at March 31, 2022 and December 31, 2021. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,250,785	$47.25	$74.28	4.5%	17.7%	14.1%	15.0%	2.0%	2.0%	27.6%	2.1%
Subordinated	$512,981	$67.98	$76.88	4.6%	7.1%	18.2%	23.3%	0.3%	0.4%	30.3%	5.1%
Interest-only	$3,644,165	$4.97	$3.72	1.7%	12.2%	18.8%	24.2%	0.8%	1.4%	20.8%	0.1%
Agency RMBS
Interest-only	$1,501,720	$8.13	$4.93	1.1%	1.3%	24.2%	26.3%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$329,515	$102.01	$108.10	4.4%	4.2%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,779,083	$5.55	$5.29	0.7%	4.0%	12.8%	10.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,799,611	$99.02	$100.97	5.4%	4.8%	13.9%	15.5%	1.1%	0.8%	59.5%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%	14.1%	14.6%	1.6%	1.9%	23.6%	2.8%
Subordinated	$845,432	$68.10	$77.12	3.8%	7.1%	18.6%	19.3%	0.2%	0.5%	28.9%	3.6%
Interest-only	$3,904,665	$4.90	$4.42	1.7%	13.2%	22.2%	25.5%	1.0%	1.8%	23.4%	—%
Agency RMBS
Interest-only	$992,978	$10.37	$6.09	1.3%	0.3%	25.6%	26.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$560,565	$101.77	$109.61	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,578,640	$5.70	$5.69	0.7%	4.6%	14.0%	30.9%	N/A	N/A	N/A	N/A
Loans held for investment	$11,519,255	$99.22	$106.58	5.5%	4.9%	16.1%	15.0%	0.9%	0.4%	50.5%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Balance, beginning of period	$333,546	$352,545	$338,024	$358,562	$409,690
Accretion of discount	(19,470)	(22,172)	(21,820)	(37,986)	(24,023)
Purchases	—	—	1,995	(3,453)	—
Sales	—	—	—	(17,123)	(41,651)
Elimination in consolidation	(60,361)	—	—	—	—
Transfers from/(to) credit reserve, net	4,779	3,173	34,346	38,024	14,546
Balance, end of period	$258,494	$333,546	$352,545	$338,024	$358,562

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Balance, beginning of period	$106,240	$107,686	$129,053	$133,607	$157,527
Realized losses	7,995	(987)	(229)	(2,482)	(3,927)
Accretion	3,049	2,928	3,374	3,466	4,152
Purchased losses	—	—	1,006	3,066	—
Sold losses	—	—	—	(678)	(733)
Losses removed due to consolidation	(10,191)	—	—	—	—
Increase/(decrease)	(12,503)	(3,387)	(25,518)	(7,926)	(23,412)
Balance, end of period	$94,590	$106,240	$107,686	$129,053	$133,607

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Balance, beginning of period	$369,028	$340,431	$420,323	$448,763	$511,190
Realized losses	(12,260)	(8,368)	(7,641)	(13,244)	(8,512)
Accretion	4,251	4,074	4,487	4,795	3,420
Purchased losses	14,883	3,485	5,524	—	—
Losses added due to consolidation	49,774	—	—	—	—
Increase/(decrease)	(16,026)	29,406	(82,262)	(19,991)	(57,335)
Balance, end of period	$409,650	$369,028	$340,431	$420,323	$448,763

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

As discussed earlier, during the first quarter of 2022, we experienced mark downs in our Agency, Residential Credit and securitized debt portfolios as a result of the increase in headline inflation, an inversion of yield curve, an increase in expected Fed Funds Rate and widening of credit spreads. There is still uncertainty and risks related to the COVID-19 pandemic and potentially new, more infectious variants. If these conditions become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $166 million and $386 million at March 31, 2022 and December 31, 2021, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $220 million from December 31, 2021 to March 31, 2022.

Our operating activities provided net cash of approximately $136 million and $122 million for the quarters ended March 31, 2022 and 2021, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $159 million and $145 million during the quarters ended March 31, 2022 and 2021, respectively.

Our investing activities used cash of $187 million and provided cash of $814 million for the quarters ended March 31, 2022 and 2021, respectively. During the quarter ended March 31, 2022, we used cash on investment purchases of $1.1 billion, primarily consisting of Loans held for investment of $1.0 billion, Agency MBS of $45 million and Non-Agency RMBS of $23 million. This cash used was offset in part by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $899 million. During the quarter ended March 31, 2021, we received cash from sale of investments of $1.1 billion primarily consisting of Loans held for investments of $903 million, and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $776 million. This cash provided was offset in part by cash used on investment purchases of $1.1 billion, primarily consisting of Loans held for investments.

Our financing activities used cash of $169 million and $888 million for the quarters ended March 31, 2022 and 2021, respectively. During the quarter ended March 31, 2022, we primarily used cash for repayment of principal on our securitized debt of $497 million and paid common and preferred dividends of $97 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $262 million and net proceeds received on our secured financing agreements of $163 million. During the quarter ended March 31, 2021, we used cash for repayment of principal on our securitized debt of $3.4 billion, net payments on our secured financing agreements of $594 million, settlement of warrants of $220 million, and paid common and preferred dividends of $88 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $3.4 billion.

Our recourse leverage was 1.0:1 and 0.9:1 at March 31, 2022 and at December 31, 2021, respectively and remained relatively unchanged. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At March 31, 2022 and December 31, 2021, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	March 31, 2022			December 31, 2021
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	NA	NA	$—	NA	NA
1 to 29 days	1,561,598	1.57%	0.30% - 2.35%	1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	162,097	1.44%	0.95% - 1.67%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	146,974	2.48%	1.49% - 2.71%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	78,400	1.50%	1.50% - 1.50%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	847,135	3.64%	1.73% - 4.38%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	406,705	2.95%	0.94% - 3.45%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	—	NA	NA	143,239	3.05%	3.05% - 3.05%
2 to 3 years	—	NA	NA	—	NA	NA
Greater than 3 years	221,496	5.56%	5.56% - 5.56%	256,889	5.56%	5.56% - 5.56%
Total	$3,424,405	2.53%		$3,261,613	2.30%
(1) The principal balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of March 31, 2022 and December 31, 2021, respectively.

Average remaining maturity of Secured financing agreements secured by:
	March 31, 2022	December 31, 2021
Agency RMBS (in thousands)	4 Days	4 Days
Agency CMBS (in thousands)	11 Days	13 Days
Non-Agency RMBS and Loans held for investment (in thousands)	178 Days	257 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have remained relatively stable during first quarter of 2022. At March 31, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 7.6% and Non-Agency RMBS and Loans held for investment was 24.4%. At December 31, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 6.7% and Non-Agency RMBS and Loans held for investment was 27.9%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of March 31, 2022, we have entered into $1.1 billion of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by non-agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. We believe these non-MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At March 31, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.6%, Agency CMBS was 0.4% and Non-Agency MBS and Loans held for investment was 2.8%. At December 31, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 2.8%.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End March 31, 2022	$3,222,122	$3,424,405
Quarter End December 31, 2021	$3,468,212	$3,261,613
Quarter End September 30, 2021	$3,824,615	$3,788,336
Quarter End June 30, 2021	$3,792,547	$3,554,428
Quarter End March 31, 2021	$4,560,057	$4,045,912

We are not required to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2022 and December 31, 2021, the carrying value of our total interest-bearing debt was approximately $11.5 billion and $11.1 billion, respectively, which represented a leverage ratio of approximately 3.5:1 and 3.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2022, we had secured financing agreements with 11 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of March 31, 2022 and December 31, 2021, we had $4.5 billion and $4.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity. When we renew our secured financing agreements, there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of the COVID-19 pandemic.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at March 31, 2022:

March 31, 2022
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	7	2,179,175	829,687
Japan	1	937,172	224,397
Canada	1	230,388	45,933
Netherlands	1	45,354	2,675
South Korea	1	32,316	2,115
Total	11	$3,424,405	$1,104,807
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At March 31, 2022, we did not have any exposure to a counterparty which exceeded 10% of our equity.

At March 31, 2022, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of its common stock during the quarter ended March 31, 2022. We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the quarter ended March 31, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2022. Additionally, we issued shares of our common stock as discussed below under “Restricted Stock Unit and Performance Share Unit Grants,” and a de minimis amount under our Dividend Reinvestment Plan.

In February 2022, we entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and
RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time through any of the Sales Agents under the Securities Act of 1933. During the quarter ended March 31, 2022, we did not issue any shares under the at-the-market sales program.

We declared dividends to common shareholders of $79 million, or $0.33 per share, and $70 million, or $0.30 per share, during the quarters ended March 31, 2022 and 2021, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2022 and 2021, respectively.

We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2022 and 2021, respectively.

We declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during the quarters ended March 31, 2022 and 2021, respectively.

We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended March 31, 2022 and 2021, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum. Our fixed-to-floating rate series B, C and D preferred stock are LIBOR based and will become floating on their respective call dates.

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the quarter ended March 31, 2022 and 2021, we granted RSU awards to senior management. These RSU awards are designed to reward our senior management for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 128 thousand RSU awards during the quarter ended March 31, 2022, with a grant date fair value of $2 million. We granted 182 thousand RSU awards during the quarter ended March 31, 2021, with a grant date fair value of $2 million. In addition, during the quarter ended March 31, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the year ended December 31, 2021 and 2020, include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. During the quarter ended March 31, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the quarter ended March 31, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.
At March 31, 2022 and December 31, 2021, there were approximately 2.9 million unvested shares of RSUs and PSUs issued to our employees and directors, respectively.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2022 and December 31, 2021. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,202,909	$—	$221,496	$—	$3,424,405
Securitized debt, collateralized by Non-Agency RMBS	2,193	1,517	565	29	4,304
Securitized debt at fair value, collateralized by Loans held for investment	1,989,813	2,898,571	1,790,442	1,631,291	8,310,117
Interest expense on MBS secured financing agreements (1)	9,626	—	958	—	10,584
Interest expense on securitized debt (1)	196,238	277,683	161,465	141,714	777,100
Total	$5,400,779	$3,177,771	$2,174,926	$1,773,034	$12,526,510
(1) Interest is based on variable rates in effect as of March 31, 2022.

December 31, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,861,485	$143,239	$256,889	$—	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS	4,374	2,361	949	82	7,766
Securitized debt at fair value, collateralized by Loans held for investment	2,031,445	2,886,255	1,697,760	1,145,995	7,761,455
Interest expense on MBS secured financing agreements (1)	7,687	352	1,270	—	9,309
Interest expense on securitized debt (1)	170,798	223,316	117,998	101,367	613,479
Total	$5,075,789	$3,255,523	$2,074,866	$1,247,444	$11,653,622
(1) Interest is based on variable rates in effect as of December 31, 2021.

Not included in the table above are the unfunded construction loan commitments of $17 million and $23 million as of March 31, 2022 and December 31, 2021, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

Capital Expenditure Requirements

At March 31, 2022 and December 31, 2021, we had no material commitments for capital expenditures.

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

Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information on risks we face, including the potential effects of the COVID-19 pandemic.

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

If the effects of the COVID-19 pandemic result in widespread and sustained principal and interest shortfalls on MBS investments in our portfolio, we could incur significant delinquencies, foreclosures and credit losses. The future effects of the COVID-19 pandemic on economic activity could negatively affect the timing and amount of principal and interest payments on our existing investments as mortgage holder may have difficulty making payments contractually due. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking remediation actions. See the “Market Conditions and our Strategy” section of this “Part I. Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations” and related “Special Note Regarding Forward-Looking Statements,” as well as Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 for more information on how COVID-19 pandemic may impact the credit quality of our mortgage-related assets.

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic and updated Federal Reserve rate hike projections in 2022. As Federal Reserve increases its Federal Funds target rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR as are some classes of our preferred stock. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. Moreover, any adjustable-rate mortgage loans based upon LIBOR will need to convert by that time too.

On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, there are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

While some market participants are still evaluating what convention of SOFR will be adopted for various types of financial instruments and securitization vehicles, the mortgage market, including our repurchase agreements, has currently adopted the daily compounded and paid in arrears SOFR convention. That convention, however, may change in the future. As our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. In addition, and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the USD-LIBOR cessation provisions applicable to that class. We do not currently intend to amend any of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks.

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions contracts that use LIBOR as a benchmark for adjustable interest rates to another benchmark, once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract that does not select a benchmark replacement for LIBOR or identify a person authorized to select a benchmark replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based benchmark replacement is selected to replace LIBOR, the person responsible under a contract for determining values is not required to obtain the consent of anyone before determining values based on that benchmark replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of the Federal Reserve to promulgate regulations under the statute within six months of its enactment. We are currently evaluating the impact of the Act and related regulations on our LIBOR-based instruments, including certain classes of our outstanding fixed-to-floating preferred stock. However, we believe that the Act should provide some measure of certainty with respect to the treatment of such instruments once LIBOR is permanently discontinued.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2022 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2022
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	6.82%	7.69%
-50 Basis Points	3.87%	3.76%
Base Interest Rate	—	—
+50 Basis Points	(3.82)%	(3.66)%
+100 Basis Points	(7.38)%	(6.95)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2022. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2022
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$274,015	$474,729	$—	$14,210,722	$14,959,466
Cash equivalents	165,728	—	—	—	165,728
Total rate sensitive assets	$439,743	$474,729	$—	$14,210,722	$15,125,194

Rate sensitive liabilities	5,741,826	5,692,739	—	—	11,434,565
Interest rate sensitivity gap	$(5,302,083)	$(5,218,010)	$—	$14,210,722	$3,690,629

Cumulative rate sensitivity gap	$(5,302,083)	$(10,520,093)	$(10,520,093)	$3,690,629

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(35)%	(70)%	(70)%	24%

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

Cybersecurity Risk

We have a suite of information security controls including enterprise technology hardware and software solutions, security programs such as cybersecurity risk assessment and tabletop exercise specific to our industry, testing of the resiliency of our systems including penetration and disaster recovery tests to continually improve our Business Continuity program against ever-changing threat landscape. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. Our round-the-clock Security Operation Center actively monitors suspicious activities including tactics, techniques, or procedures related to state-sponsored threat actors and associated groups. Our cybersecurity user awareness program provides regular training sessions on cybersecurity risks and mitigation strategies. We assess our cybersecurity risk awareness, prevention, and response capabilities against industry standard frameworks and maturity models. In addition, we recently had an independent third-party perform a cybersecurity maturity assessment of our systems, policies and procedures focused on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework and the SEC's Office of Compliance Inspections and Examinations, or OCIE cybersecurity guidance. The review noted positive findings as well as making a few recommendations which we are implementing. None of the recommendations involved high risk items.

There is no assurance that these efforts will fully mitigate cybersecurity risk and mitigation efforts are not an assurance that no cybersecurity incidents will occur.

We have been working remotely since March 2020 and have adopted a hybrid work schedule since the middle of March 2022. While we feel our remote work environment is secure, cybersecurity attacks have increased in an attempt to breach our system and take advantage of employees working from home. The technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. We have experienced higher than normal phishing and other attempts to access our systems. We have not had a cybersecurity breach and maintain vigilance around our technology platforms, but there is no assurance that all cybersecurity risks will be mitigated.

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the first quarter of 2022.

PART II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2021. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2021.

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

The Company did not repurchase any of its common stock during the quarter ended March 31, 2022. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the quarter ended March 31, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2022.

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

10.1
Distribution Agency Agreement, dated February 18, 2022, by and between Chimera Investment Corporation and JMP Securities LLC (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K on February 18, 2022 and incorporated herein by reference).

10.2
Distribution Agency Agreement, dated February 18, 2022, by and between Chimera Investment Corporation and RBC Capital Markets, LLC (filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K on February 18, 2022 and incorporated herein by reference).

10.3
Distribution Agency Agreement, dated February 18, 2022, by and between Chimera Investment Corporation and Goldman Sachs & Co. LLC (filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K on February 18, 2022 and incorporated herein by reference).

10.4
Distribution Agency Agreement, dated February 18, 2022, by and between Chimera Investment Corporation and Morgan Stanley & Co. LLC (filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K on February 18, 2022 and incorporated herein by reference).

10.5
Distribution Agency Agreement, dated February 18, 2022, by and between Chimera Investment Corporation and RBC Capital Markets, LLC (filed as Exhibit 1.5 to the Company’s Current Report on Form 8-K on February 18, 2022 and incorporated herein by reference).

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
Mohit Marria
Chief Executive Officer and Chief Investment Officer
(Principal Executive Officer of the registrant)
Date: May 5, 2022

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: May 5, 2022