Form 10-Q
period 2022-06-30
CHIMERA INVESTMENT CORP
filed 2022-08-04
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2022
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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2022
Common Stock, $0.01 par value	231,751,256

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of June 30, 2022 (Unaudited) and December 31, 2021 (Derived from the audited consolidated financial statements as of December 31, 2021)	2

Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2022 and 2021	3

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2022 and 2021	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2022 and 2021	5

Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	71

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3. Defaults Upon Senior Securities	72

Item 4. Mine Safety Disclosures	72

Item 5. Other Information	72

Item 6. Exhibits	73

SIGNATURES	75

Part I - Financial Information
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2022	December 31, 2021
Cash and cash equivalents	$158,455	$385,741
Non-Agency RMBS, at fair value (net of allowance for credit losses of $5 million and $213 thousand, respectively)	1,321,775	1,810,208
Agency RMBS, at fair value	73,454	60,487
Agency CMBS, at fair value	455,637	761,208
Loans held for investment, at fair value	11,894,421	12,261,926
Accrued interest receivable	70,201	69,513
Other assets	58,811	58,320
Total assets (1)	$14,032,754	$15,407,403
Liabilities:
Secured financing agreements ($4.0 billion and $4.4 billion pledged as collateral, respectively)	$3,148,832	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS ($309 million and $365 million pledged as collateral, respectively)	81,732	87,999
Securitized debt at fair value, collateralized by Loans held for investment ($11.1 billion and $11.0 billion pledged as collateral, respectively)	7,682,291	7,726,043
Payable for investments purchased	11,555	477,415
Accrued interest payable	22,733	20,416
Dividends payable	85,675	86,152
Accounts payable and other liabilities	26,937	11,574
Total liabilities (1)	$11,059,755	$11,671,212

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 231,748,414 and 236,951,266 shares issued and outstanding, respectively	2,317	2,370
Additional paid-in-capital	4,312,604	4,359,045
Accumulated other comprehensive income	305,730	405,054
Cumulative earnings	4,127,887	4,552,008
Cumulative distributions to stockholders	(5,775,911)	(5,582,658)
Total stockholders' equity	$2,972,999	$3,736,191
Total liabilities and stockholders' equity	$14,032,754	$15,407,403
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2022, and December 31, 2021, total assets of consolidated VIEs were $10,783,461 and $10,666,591, respectively, and total liabilities of consolidated VIEs were $7,293,599 and $7,223,655, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net interest income:
Interest income (1)	$195,357	$252,677	$397,532	$495,805
Interest expense (2)	78,467	80,610	142,939	188,677
Net interest income	116,890	172,067	254,593	307,128

Increase/(decrease) in provision for credit losses	4,497	453	4,737	327

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(1,618)	—	(1,618)	—
Net unrealized gains (losses) on financial instruments at fair value	(239,246)	36,108	(609,412)	306,120
Net realized gains (losses) on sales of investments	—	7,517	—	45,313
Gains (losses) on extinguishment of debt	(2,897)	(21,777)	(2,897)	(258,914)
Other investment gains	980	—	980	—
Total other gains (losses)	(242,781)	21,848	(612,947)	92,519

Other expenses:
Compensation and benefits	8,859	9,230	20,211	22,669
General and administrative expenses	5,944	6,173	11,657	11,371
Servicing and asset manager fees	9,315	9,081	18,607	18,362
Transaction expenses	6,727	5,745	10,531	22,182
Total other expenses	30,845	30,229	61,006	74,584
Income (loss) before income taxes	(161,233)	163,233	(424,097)	324,736
Income tax expense (benefit)	94	(88)	24	3,824
Net income (loss)	$(161,327)	$163,321	$(424,121)	$320,912

Dividends on preferred stock	18,438	18,438	36,845	36,875

Net income (loss) available to common shareholders	$(179,765)	$144,883	$(460,966)	$284,037

Net income (loss) per share available to common shareholders:
Basic	$(0.76)	$0.63	$(1.95)	$1.23
Diluted	$(0.76)	$0.60	$(1.95)	$1.14

Weighted average number of common shares outstanding:
Basic	235,310,440	231,638,042	236,156,868	231,105,595
Diluted	235,310,440	241,739,536	236,156,868	251,723,940

(1) Includes interest income of consolidated VIEs of $140,209 and $149,115 for the quarters ended June 30, 2022 and 2021, respectively, and $271,275 and $307,214 for the six months ended June 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $50,193 and $50,935 for the quarters ended June 30, 2022 and 2021, respectively, and $92,684 and $116,141 for the six months ended June 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Comprehensive income (loss):
Net income (loss)	$(161,327)	$163,321	$(424,121)	$320,912
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(58,369)	(26,215)	(99,324)	$(64,867)
Reclassification adjustment for net realized losses (gains) included in net income	—	(11,323)	—	$(37,116)
Other comprehensive income (loss)	(58,369)	(37,538)	(99,324)	$(101,983)
Comprehensive income (loss) before preferred stock dividends	$(219,696)	$125,783	$(523,445)	$218,929
Dividends on preferred stock	$18,438	$18,438	$36,845	$36,875
Comprehensive income (loss) available to common stock shareholders	$(238,134)	$107,345	$(560,290)	$182,054

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2022	$58	$130	$104	$80	$2,370	$4,360,340	$364,099	$4,289,214	$(5,679,667)	$3,336,728
Net income (loss)	—	—	—	—	—	—	—	(161,327)	—	(161,327)
Other comprehensive income (loss)	—	—	—	—	—	—	(58,369)	—	—	(58,369)
Repurchase of common stock	—	—	—	—	(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—	—	1	1,096	—	—	—	1,097
Common dividends declared	—	—	—	—	—	—	—	—	(77,806)	(77,806)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2022	$58	$130	$104	$80	$2,317	$4,312,604	$305,730	$4,127,887	$(5,775,911)	$2,972,999

For the Quarter Ended June 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2021	$58	$130	$104	$80	$2,306	$4,320,419	$493,651	$4,039,485	$(5,289,735)	$3,566,498
Net income (loss)	—	—	—	—	—	—	—	163,321	—	163,321
Other comprehensive income (loss)	—	—	—	—	—	—	(37,538)	—	—	(37,538)
Settlement of convertible debt	—	—	—	—	49	31,764	—	—	—	31,813
Settlement of warrants	—	—	—	—	—	(1,105)	—	—	—	(1,105)
Stock based compensation	—	—	—	—	1	1,908	—	—	—	1,909
Common dividends declared	—	—	—	—	—	—	—	—	(79,029)	(79,029)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2021	$58	$130	$104	$80	$2,356	$4,352,986	$456,113	$4,202,806	$(5,387,202)	$3,627,431

For the Six Months Ended June 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(424,121)	—	(424,121)
Other comprehensive income (loss)	—	—	—	—	—	—	(99,324)	—	—	(99,324)
Repurchase of common stock	—	—	—	—	(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—		1	2,391	—	—	—	2,392
Common dividends declared	—	—	—	—	—	—	—	—	(156,408)	(156,408)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,845)	(36,845)
Balance, June 30, 2022	$58	$130	$104	$80	$2,317	$4,312,604	$305,730	$4,127,887	$(5,775,911)	$2,972,999

For the Six Months Ended June 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	320,912	—	320,912
Other comprehensive income (loss)	—	—	—	—	—	—	(101,983)	—	—	(101,983)
Repurchase of Common Stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	49	31,764	—	—	—	31,813
Stock based compensation	—	—	—	—	3	5,964	—	—	—	5,967
Common dividends declared	—	—	—	—	—	—	—	—	(149,016)	(149,016)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,875)	(36,875)
Balance, June 30, 2021	$58	$130	$104	$80	$2,356	$4,352,986	$456,113	$4,202,806	$(5,387,202)	$3,627,431

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$(424,121)	$320,912
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	53,789	38,546
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	(2,257)	11,179
Net unrealized losses (gains) on derivatives	1,618	—
Proceeds (payments) for derivative settlements	(6,200)	—
Margin (paid) received on derivatives	5,990	—
Net unrealized losses (gains) on financial instruments at fair value	609,412	(306,120)
Net realized losses (gains) on sales of investments	—	(45,313)
Other investment (gains) losses	(980)	—
Net increase (decrease) in provision for credit losses	4,737	327
(Gain) loss on extinguishment of debt	2,897	258,914
Equity-based compensation expense	2,392	5,967
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(687)	5,843
Decrease (increase) in other assets	(403)	(25,599)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	10,579	12,656
Increase (decrease) in accrued interest payable, net	1,890	(17,823)
Net cash provided by (used in) operating activities	$258,656	$259,489
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(55,962)	$(169,287)
Sales	—	201,653
Principal payments	252,490	368,791
Non-Agency RMBS portfolio:
Purchases	(23,000)	(9,766)
Sales	—	47,674
Principal payments	126,199	170,247
Loans held for investment:
Purchases	(1,378,671)	(1,431,377)
Sales	—	1,227,864
Principal payments	1,248,170	1,260,128
Net cash provided by (used in) investing activities	$169,226	$1,665,927
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$19,843,712	$24,499,818
Payments on secured financing agreements	(19,959,390)	(25,585,419)
Payments on repurchase of common stock	(44,103)	(1,828)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	755,203	4,677,423
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,054,187)	(5,028,491)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(2,673)	(12,060)
Settlement of warrants	—	(220,945)
Common dividends paid	(156,885)	(139,178)

Preferred dividends paid	(36,845)	(36,875)
Net cash provided by (used in) financing activities	$(655,168)	$(1,847,555)
Net increase (decrease) in cash and cash equivalents	(227,286)	77,861
Cash and cash equivalents at beginning of period	385,741	269,090
Cash and cash equivalents at end of period	$158,455	$346,951

Supplemental disclosure of cash flow information:
Interest received	$450,635	$540,193
Interest paid	$142,879	$195,321
Non-cash investing activities:
Payable for investments purchased	$11,555	$58,467
Net change in unrealized gain (loss) on available-for sale securities	$(99,324)	$(101,983)

Transfer of investments due to consolidation
Loans held for investment, at fair value	$1,047,838	$—
Securitized debt at fair value, collateralized by loans held for investment	$774,510	$—
Non-Agency RMBS, at fair value	$(218,276)	$—

Non-cash financing activities:
Dividends declared, not yet paid	$85,675	$87,050
Conversion of convertible debt	$—	$31,813

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

The Company exchanged its interest in Kah Capital Management, LLC for a interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition during the quarter ended June 30, 2022. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company did not pay any fees to Kah Capital Management, LLC during the quarter ended June 30, 2022 and paid $351 thousand during the quarter ended June 30, 2021. The Company paid $250 thousand and $697 thousand during the six months ended June 30, 2022 and 2021, respectively, in fees to Kah Capital Management, LLC. These fees are paid for investment services provided and are reported within Other Expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC.

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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2022 or December 31, 2021.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of June 30, 2022 and December 31, 2021.

June 30, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,203,494	$7,157	$(649,934)	$560,717	$(3,377)	$853,928	$298,961	$(2,373)	$296,588
Subordinated	509,636	4,322	(167,768)	346,190	(1,513)	350,078	33,036	(27,635)	5,401
Interest-only	3,468,368	172,096	—	172,096	—	117,769	18,638	(72,965)	(54,327)
Agency RMBS
Interest-only	1,709,415	125,825	—	125,825	—	73,454	222	(52,593)	(52,371)
Agency CMBS
Project loans	304,305	6,059	(200)	310,164	—	316,478	8,131	(1,817)	6,314
Interest-only	2,732,537	148,228	—	148,228	—	139,159	2,037	(11,106)	(9,069)
Total	$9,927,755	$463,687	$(817,902)	$1,663,220	$(4,890)	$1,850,866	$361,025	$(168,489)	$192,536

December 31, 2021
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,283,788	$5,906	$(673,207)	$616,487	$(212)	$985,682	$369,913	$(506)	$369,407
Subordinated	845,432	5,179	(274,843)	575,768	(1)	652,025	99,240	(22,982)	76,258
Interest-only	3,904,665	191,230	—	191,230	—	172,501	36,512	(55,241)	(18,729)
Agency RMBS
Interest-only	992,978	102,934	—	102,934	—	60,487	—	(42,447)	(42,447)
Agency CMBS
Project loans	560,565	10,812	(879)	570,498	—	614,419	43,921	—	43,921
Interest-only	2,578,640	147,024	—	147,024	—	146,789	3,044	(3,279)	(235)
Total	$10,166,068	$463,085	$(948,929)	$2,203,941	$(213)	$2,631,903	$552,630	$(124,455)	$428,175

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2022 and December 31, 2021. All available for sale Non-Agency RMBS not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

June 30, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$38,567	$(2,373)	6	$—	$—	—	$38,567	$(2,373)	6
Subordinated	182,366	(25,086)	29	18,882	(2,549)	8	201,248	(27,635)	37
Interest-only	37,102	(15,426)	60	19,218	(57,539)	55	56,320	(72,965)	115
Agency RMBS
Interest-only	21,000	(3,326)	13	45,239	(49,267)	23	66,239	(52,593)	36
Agency CMBS
Project loans	70,286	(1,817)	34	—	—	—	70,286	(1,817)	34
Interest-only	125,989	(10,895)	7	295	(211)	2	126,284	(11,106)	9
Total	$475,310	$(58,923)	149	$83,634	$(109,566)	88	$558,944	$(168,489)	237

December 31, 2021
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$30,846	$(506)	2	$—	$—	—	$30,846	$(506)	2
Subordinated	36,942	(657)	7	28,371	(22,325)	9	65,313	(22,982)	16
Interest-only	11,872	(1,958)	24	30,474	(53,283)	56	42,346	(55,241)	80
Agency RMBS
Interest-only	5,003	(1,215)	4	55,486	(41,232)	21	60,489	(42,447)	25
Agency CMBS
Interest-only	131,551	(3,164)	7	491	(115)	1	132,042	(3,279)	8
Total	$216,214	$(7,500)	44	$114,822	$(116,955)	87	$331,036	$(124,455)	131

At June 30, 2022, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2022.

The Company had $514 thousand gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of June 30, 2022. There were no such losses on its Agency MBS as of December 31, 2021. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2022 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $10 million and $506 thousand, at June 30, 2022 and December 31, 2021, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and six months ended June 30, 2022 and 2021 is presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$453	$54	$213	$180

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	1,253	468	1,592	468
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	3,062	(14)	3,021	(179)
Write-offs charged against the allowance	(18)	—	(76)	(62)
Recoveries of amounts previously written off	140	—	140	101
Ending allowance for credit losses	$4,890	$508	$4,890	$508

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2022 and December 31, 2021.

	June 30, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	31,050	8.3%	3.6%	45.5%
Subordinated	66,792	13.5%	0.4%	37.3%

	December 31, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	6,941	2.4%	5.1%	60.9%
Subordinated	1	10.0%	0.3%	30.0%

The increase in the allowance for credit losses for the quarter ended June 30, 2022 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2021. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at June 30, 2022 and December 31, 2021.

		June 30, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$298,961	$—	$298,961	$(988)	$(1,385)	$(2,373)
Subordinated	17,178	15,858	33,036	(8,907)	(18,728)	(27,635)
Interest-only	—	18,638	18,638	—	(72,965)	(72,965)
Agency RMBS
Interest-only	—	222	222	—	(52,593)	(52,593)
Agency CMBS
Project loans	—	8,131	8,131	(514)	(1,303)	(1,817)
Interest-only	—	2,037	2,037	—	(11,106)	(11,106)
Total	$316,139	$44,886	$361,025	$(10,409)	$(158,080)	$(168,489)

		December 31, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$369,913	$—	$369,913	$(506)	$—	$(506)
Subordinated	33,587	65,653	99,240	—	(22,982)	(22,982)
Interest-only	—	36,512	36,512	—	(55,241)	(55,241)
Agency RMBS
Interest-only	—	—	—	—	(42,447)	(42,447)
Agency CMBS
Project loans	2,060	41,861	43,921	—	—	—
Interest-only	—	3,044	3,044	—	(3,279)	(3,279)
Total	$405,560	$147,070	$552,630	$(506)	$(123,949)	$(124,455)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2022 and December 31, 2021.

	June 30, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,203,494	$46.59	70.95	4.7%	18.3%
Subordinated	509,636	67.93	68.69	4.6%	7.1%
Interest-only	3,468,368	4.96	3.40	1.4%	7.9%
Agency RMBS
Interest-only	1,709,415	7.36	4.30	1.4%	1.0%
Agency CMBS
Project loans	304,305	101.93	104.00	4.3%	4.1%
Interest-only	2,732,537	5.42	5.09	0.7%	4.3%
(1) Bond Equivalent Yield at period end.

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%
Subordinated	845,432	68.10	77.12	3.8%	7.1%
Interest-only	3,904,665	4.90	4.42	1.7%	13.2%
Agency RMBS
Interest-only	992,978	10.37	6.09	1.3%	0.3%
Agency CMBS
Project loans	560,565	101.77	109.61	4.3%	4.1%
Interest-only	2,578,640	5.70	5.69	0.7%	4.6%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2022 and December 31, 2021 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,680	$254,209	$274,948	$308,091	$853,928
Subordinated	2,177	52,706	89,145	206,050	350,078
Interest-only	269	71,457	43,661	2,382	117,769
Agency RMBS
Interest-only	—	15,359	58,095	—	73,454
Agency CMBS
Project loans	8,252	—	—	308,226	316,478
Interest-only	528	135,516	3,115	—	139,159
Total fair value	$27,906	$529,247	$468,964	$824,749	$1,850,866
Amortized cost
Non-Agency RMBS
Senior	$7,095	$195,680	$157,884	$200,058	$560,717
Subordinated	2	42,105	96,592	207,491	346,190
Interest-only	11,490	114,167	44,189	2,250	172,096
Agency RMBS
Interest-only	—	28,205	97,620	—	125,825
Agency CMBS
Project loans	8,252	—	—	301,912	310,164
Interest-only	882	144,308	3,038	—	148,228
Total amortized cost	$27,721	$524,465	$399,323	$711,711	$1,663,220

	December 31, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$3,186	$279,222	$318,684	$384,590	$985,682
Subordinated	3,303	149,089	276,979	222,654	652,025
Interest-only	2,300	140,558	29,642	1	172,501
Agency RMBS
Interest-only	—	—	60,487	—	60,487
Agency CMBS
Project loans	8,388	—	—	606,031	614,419
Interest-only	1,335	141,997	3,457	—	146,789
Total fair value	$18,512	$710,866	$689,249	$1,213,276	$2,631,903
Amortized cost
Non-Agency RMBS
Senior	$2,349	$194,506	$190,030	$229,602	$616,487
Subordinated	1	129,063	244,103	202,601	575,768
Interest-only	27,764	140,757	22,648	61	191,230
Agency RMBS
Interest-only	—	—	102,934	—	102,934
Agency CMBS
Project loans	8,388	—	—	562,110	570,498
Interest-only	1,540	142,290	3,194	—	147,024
Total amortized cost	$40,042	$606,616	$562,909	$994,374	$2,203,941

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at June 30, 2022 and December 31, 2021. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

June 30, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.6%	0.9%	3.7%	1.4%	3.2%	0.6%	12.4%

December 31, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.3%	5.5%	1.3%	2.6%	0.4%	14.5%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
Weighted average maturity (years)		19.9		21.4
Weighted average amortized loan to value (1)		59.1%		60.3%
Weighted average FICO (2)		713		706
Weighted average loan balance (in thousands)		$260		$259
Weighted average percentage owner-occupied		84.1%		84.0%
Weighted average percentage single family residence		61.6%		62.7%
Weighted average current credit enhancement		1.2%		1.2%
Weighted average geographic concentration of top four states	CA	32.2%	CA	31.2%
	NY	11.0%	NY	10.4%
	FL	7.9%	FL	8.0%
	NJ	4.6%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2022 and December 31, 2021.

Origination Year	June 30, 2022	December 31, 2021
2003 and prior	0.9%	1.4%
2004	1.1%	1.2%
2005	10.7%	8.6%
2006	43.9%	53.7%
2007	31.2%	25.3%
2008 and later	12.2%	9.8%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2022 and 2021 are as follows:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	—	15,418	—	47,877
Agency RMBS	—	626	—	626
Agency CMBS	—	—	—	201,037

Gross realized gains:
Non-Agency RMBS	—	11,229	—	37,742
Agency CMBS	—	—	—	13,735
Gross realized losses:
Non-Agency RMBS	—	(2,503)	—	(4,955)
Agency RMBS	—	(1,209)	—	(1,209)
Net realized gain (loss)	$—	$7,517	$—	$45,313

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes business purpose loans.

At June 30, 2022 and December 31, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $12.1 billion and $11.4 billion as of June 30, 2022 and December 31, 2021, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2022 and December 31, 2021:

	For the Six Months Ended	For the Year Ended
	June 30, 2022	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$12,261,926	$13,112,129
Transfer due to consolidation	1,047,838	—
Purchases	925,789	3,364,609
Principal paydowns	(1,248,170)	(2,652,767)
Sales and settlements	(1,890)	(1,679,280)
Net periodic accretion (amortization)	(42,124)	(79,368)
Change in fair value	(1,048,948)	196,603
Balance, end of period	$11,894,421	$12,261,926

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter and six months ended June 30, 2022. During the year ended December 31, 2021, the Company sold loans with a fair value of $450 million, with the Company retaining $25 million of beneficial interests in these loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2022	December 31, 2021 (1)
2002 and prior	6.4%	6.6%
2003	5.4%	5.7%
2004	10.3%	11.7%
2005	17.1%	18.6%
2006	21.0%	22.7%
2007	22.1%	22.6%
2008	6.6%	6.2%
2009	1.5%	1.2%
2010 and later	9.6%	4.7%
Total	100.0%	100.0%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased prior to the reporting date and settled subsequent to the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021 (1)
Number of loans		119,640		114,946
Weighted average maturity (years)		20.9		19.3
Weighted average loan to value		83.1%		84.2%
Weighted average FICO		653		656
Weighted average loan balance (in thousands)		$102		$96
Weighted average percentage owner occupied		86.5%		88.8%
Weighted average percentage single family residence		79.1%		82.2%
Weighted average geographic concentration of top five states	CA	14.3%	CA	13.9%
	NY	8.6%	FL	8.1%
	FL	8.4%	NY	8.0%
	PA	4.7%	VA	4.8%
	VA	4.4%	PA	4.8%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased prior to the reporting date and settled subsequent to the reporting date.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at June 30, 2022 and December 31, 2021, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
June 30, 2022	$711,315	$224,813	$558,382	$212,770	$317,878	$28,793	$2,053,951	$12,252,230
% of Unpaid Principal Balance	5.8%	1.8%	4.6%	1.7%	2.6%	0.2%	16.7%

December 31, 2021 (1)	$959,481	$227,593	$582,311	$215,669	$260,888	$27,712	$2,273,654	$11,082,096
% of Unpaid Principal Balance	8.7%	2.1%	5.3%	1.9%	2.4%	0.3%	20.7%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased prior to the reporting date and settled subsequent to the reporting period.

The fair value of residential mortgage loans 90 days or more past due was $806 million and $830 million as of June 30, 2022 and December 31, 2021, respectively.

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

Each quarter the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At June 30, 2022, eighteen investment holdings with an internally developed fair value of $169 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $29 million higher, in the aggregate, than the third-party prices provided of $140 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2022 in excess of the thresholds for the period. At December 31, 2021, seven investment holdings with an internally developed fair value of $50 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $8 million higher, in the aggregate, than the third-party prices provided of $42 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the thresholds for the period.

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
Loans consisting of seasoned reperforming residential mortgage loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned reperforming residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan coupon rate as compared to coupon rates currently available in the market and delinquency history.

The Company also monitors market activity to identify trades which may be used to compare internally developed prices; however, as the portfolio of loans held at fair value is a seasoned reperforming pool of residential mortgage loans, comparable loan pools are not common or directly comparable. There are limited transactions in the marketplace to develop a comprehensive direct range of values.

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

At June 30, 2022, one loan pool with an internally developed fair value of $811 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $41 million higher than the third-party price provided of $770 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed price. No other differences were noted at June 30, 2022 in excess of the threshold for the period. At December 31, 2021, three loan pools with an internally developed fair value of $3.5 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $97 million higher than the third-party prices provided of $3.4 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $217 million and $230 million as of June 30, 2022 and December 31, 2021, respectively.

As the fair value prices of the business purpose loans are based on the recent trades of similar assets in an active market, the Company has classified them as Level 2 in the fair value hierarchy.

Securitized Debt, collateralized by Loans Held for Investment

The process for determining the fair value of securitized debt, collateralized by Loans held for investment is based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, life caps, periodic caps, reset dates, collateral seasoning, delinquencies, expected losses, expected default severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein. The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans.

At June 30, 2022, five securitized debt collateralized by loans held for investment positions with an internally developed fair value of $23 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $115 thousand higher on a net basis than the third-party prices provided of $23 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at June 30, 2022 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of June 30, 2022 and December 31, 2021, respectively:

	June 30, 2022		December 31, 2021
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	20,243	18,866	—	—
Subordinated	323,145	228,006	653,616	500,288
Interest-only	3,468,368	117,769	3,904,665	172,501
Agency RMBS
Interest-only	1,709,415	73,454	992,978	60,487
Agency CMBS
Project loans	269,394	281,348	499,186	549,529
Interest-only	2,732,537	139,159	2,578,640	146,789
Loans held for investment, at fair value	12,252,230	11,894,421	11,519,255	12,261,926
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	8,257,080	7,682,291	7,762,864	7,726,043

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the quarters and six months ended June 30, 2022 and 2021:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	(784)	—	(1,385)	—
Subordinated	(24,694)	24,145	(45,274)	33,411
Interest-only	(8,639)	(1,720)	(35,599)	(27,571)
Agency RMBS
Interest-only	(4,312)	(5,564)	(9,924)	(5,326)
Agency CMBS
Project loans	(12,078)	(14,334)	(35,032)	(54,884)
Interest-only	(1,964)	2,318	(8,834)	2,240
Loans held for investment, at fair value	(450,653)	16,679	(1,049,031)	100,727
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	263,878	14,584	520,616	257,523

Derivatives

Swaptions

The Company uses an option pricing model to determine the fair value of its swaptions. For bi-lateral swaptions, the Company compares its own estimate of fair value with counterparty prices to evaluate for reasonableness. The counter-party pricing quotes, incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of swaptions as Level 2 inputs in the fair value hierarchy.

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

Short-term Financial Instruments

The carrying value of cash and cash equivalents, accrued interest receivable, dividends payable, payable for investments purchased, and accrued interest payable are considered to be a reasonable estimate of fair value due to the short term nature and low credit risk of these short-term financial instruments.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2022 and December 31, 2021 are presented below.

	June 30, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,321,775	$—	$1,321,775
Agency RMBS, at fair value	—	73,454	—	—	73,454
Agency CMBS, at fair value	—	455,637	—	—	455,637
Loans held for investment, at fair value	—	217,441	11,676,980	—	11,894,421
Derivatives, at fair value	—	4,582	—	(4,582)	—

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,682,291	—	7,682,291

	December 31, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,810,208	$—	$1,810,208
Agency RMBS, at fair value	—	60,487	—	—	60,487
Agency CMBS, at fair value	—	761,208	—	—	761,208
Loans held for investment, at fair value	—	229,627	12,032,299	—	12,261,926

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,726,043	—	7,726,043

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2022 and December 31, 2021.

Fair Value Reconciliation, Level 3
	For the Six Months Ended
	June 30, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$1,810,208	$12,032,299	$7,726,043
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Transfer due to consolidation	(218,276)	1,047,838	774,514
Purchases of assets/ issuance of debt	23,000	805,785	755,203
Principal payments	(126,185)	(1,119,641)	(1,054,198)
Sales and Settlements	—	(1,890)	—
Net accretion (amortization)	17,039	(41,871)	1,337
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(4,737)	—	—
Realized gains (losses) on sales and settlements	—	—	—
Net unrealized gains (losses) included in income	(82,258)	(1,045,540)	(520,608)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(97,016)	—	—
Ending balance Level 3	$1,321,775	$11,676,980	$7,682,291

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

There were no transfers in or out from Level 3 during the quarter and six months ended June 30, 2022. During the year ended December 31, 2021, there were transfers out of $272 million Loans held for investment from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2022 and December 31, 2021 follows. The weighted average discount rates are based on fair value.

	June 30, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-10%	5.6%	1%-30%	11.1%	0%-13%	1.7%	26%-78%	34.1%
Subordinated	5%-12%	7.2%	1%-25%	13.3%	0%-6%	0.5%	10%-49%	38.2%
Interest-only	0%-100%	10.3%	6%-30%	15.6%	0%-8%	1.2%	0%-80%	30.8%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1% -10%	3.9%	1% -30%	11.4%	0% -7%	1.8%	26% -78%	36.6%
Subordinated	2% -10%	5.6%	6% -45%	17.8%	0% -6%	1.1%	10% -55%	40.1%
Interest-only	0% -100%	10.3%	6% -55%	24.9%	0% -9%	1.3%	26% -84%	33.0%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of June 30, 2022 and December 31, 2021 follows:

	June 30, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	0%-9%	5.5%	0%-20%	13.3%	0%-10%	1.2%	0%-70%	52.3%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	1% -7%	2.6%	6% - 20%	15.1%	0% - 11%	1.4%	30% - 75%	56.1%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of June 30, 2022 and December 31, 2021, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of June 30, 2022 and December 31, 2021 follows:

	June 30, 2022	December 31, 2021
Factor:
Coupon
Base Rate	5.6%	3.1%
Actual	5.8%	6.1%

FICO
Base Rate	640	640
Actual	651	654

Loan-to-value (LTV)
Base Rate	87%	87%
Actual	83%	84%

Loan Characteristics:
Occupancy
Owner Occupied	88%	91%
Investor	5%	3%
Secondary	7%	6%
Property Type
Single family	80%	83%
Manufactured housing	4%	4%
Multi-family/mixed use/other	16%	13%

The loan factors are generally not observable for the individual loans and the base rates developed by the Company’s internal model are subjective and change as market conditions change. The impact of the loan coupon on the value of the loan is dependent on the loan history of delinquent payments. A loan with no history of delinquent payments would result in a higher overall value than a loan which has a history of delinquent payments. Similarly, a higher FICO score and a lower LTV ratio results in increases in the fair market value of the loan and a lower FICO score and a higher LTV ratio results in a lower value. See Note 4 for delinquency details for the Loans held for investment portfolio.

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

	June 30, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,148,832	3,153,013
Securitized debt, collateralized by Non-Agency RMBS	3	81,732	58,563

	December 31, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,261,613	3,265,577
Securitized debt, collateralized by Non-Agency RMBS	3	87,999	72,505

6. Secured Financing Agreements

Secured financing agreements include short term repurchase agreements with original maturity dates of less than one-year, long-term financing agreements with original maturity dates of more than one year and loan warehouse credit facilities collateralized by loans acquired by the Company.

The repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to either the one-month LIBOR rates, the three-month LIBOR rates, or the Secured Overnight Financing Rate (“SOFR”) and re-price accordingly. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The long-term financing agreements include secured financing arrangements with an original term of one year or greater which is secured by Non-Agency RMBS and Loans held for investments pledged as collateral. Maturity date on these long-term secured financing agreements range between September 2023 to March 2024. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At June 30, 2022 and December 31, 2021, the Company has $877 million and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At June 30, 2022 and December 31, 2021, the Company has $481 million and $113 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

The secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of June 30, 2022 and December 31, 2021 were:

	June 30, 2022	December 31, 2021
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$7,816	$23,170
Agency CMBS (in thousands)	326,571	589,535
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,814,445	2,648,908
Total:	$3,148,832	$3,261,613

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$8,408	$28,320
Agency CMBS (in thousands)	356,239	617,457
Non-Agency RMBS and Loans held for investment (in thousands)	3,634,726	3,747,573
Total:	$3,999,373	$4,393,350

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$17,402	$47,155
Agency CMBS (in thousands)	393,014	963,894
Non-Agency RMBS and Loans held for investment (in thousands)	2,869,125	2,926,880
Total:	$3,279,541	$3,937,929

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	1.45%	0.68%
Agency CMBS	1.38%	0.21%
Non-Agency RMBS and Loans held for investment	3.49%	2.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	18 Days	4 Days
Agency CMBS	23 Days	13 Days
Non-Agency RMBS and Loans held for investment	278 Days	257 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	91 Days	61 Days
Agency CMBS	55 Days	35 Days
Non-Agency RMBS and Loans held for investment	297 Days	283 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of December 31, 2021.

At June 30, 2022 and December 31, 2021, we pledged $28 million and $19 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At June 30, 2022 and December 31, 2021, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	June 30, 2022			December 31, 2021
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
1 to 29 days	322,212	1.46%	1.12% - 1.75%	1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	383,451	2.67%	1.18% - 4.40%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	98,567	2.09%	1.73% - 2.44%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	234,331	3.93%	2.42% - 4.65%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	387,481	3.21%	2.45% - 3.60%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	1,137,376	3.45%	2.76% - 4.60%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	585,414	4.25%	3.39% - 4.38%	143,239	3.05%	3.05% - 3.05%
Greater than 3 years	—	NA	NA	256,889	5.56%	5.56% - 5.56%
Total	$3,148,832	3.26%		$3,261,613	2.30%
(1) The principal balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of and December 31, 2021.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of June 30, 2022.

At June 30, 2022 and December 31, 2021 , there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million and $113 million, respectively. At June 30, 2022 and December 31, 2021, the debt carried a weighted average coupon of 6.7%. As of June 30, 2022, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and six months ended June 30, 2022 and 2021.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$1,534	$4,374
One to Three Years	1,462	2,361
Three to Five Years	494	949
Greater Than Five Years	5	82
Total	$3,495	$7,766

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.3 billion and $7.8 billion, respectively. At June 30, 2022 and December 31, 2021, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 2.6% and 2.4%, respectively. As of June 30, 2022, the maturities of the debt range between the years 2023 and 2070.

The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter and six months ended June 30, 2022. During the quarter ended June 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.1 billion. This transaction resulted in net loss on extinguishment of debt of $22 million. During the six months ended June 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.7 billion for $4.0 billion. This transaction resulted in net loss on extinguishment of debt of $256 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at June 30, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$1,983,989	$2,031,445
One to Three Years	2,885,751	2,886,255
Three to Five Years	1,796,749	1,697,760
Greater Than Five Years	1,588,390	1,145,995
Total	$8,254,879	$7,761,455

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company. The following table presents the par value of the callable debt by year at June 30, 2022.

June 30, 2022
(dollars in thousands)
Year	Principal
Currently callable	$408,438
2022	1,306,044
2023	1,491,687
2024	1,337,036
2025	2,070,962
2026	264,676
2027	614,930
Total	$7,493,773

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

During the quarter and six months ended June 30, 2022, the Company consolidated approximately $728 million and $2.2 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans. During the quarter and six months ended June 30, 2021, the Company securitized and consolidated approximately $1.5 billion and $5.6 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$309,408	$399,048
Loans held for investment, at fair value	10,405,132	10,205,587
Accrued interest receivable	52,186	47,237
Other assets	16,735	14,719
Total Assets:	$10,783,461	$10,666,591

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$81,732	$87,999
Securitized debt at fair value, collateralized by Loans held for investment	7,192,070	7,118,374
Accrued interest payable	17,478	15,101
Other liabilities	2,319	2,181
Total Liabilities:	7,293,599	7,223,655
(1) June 30, 2022 balance includes allowance for credit losses of $3 million.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$140,209	$149,115
Interest expense, Non-recourse liabilities of VIEs	50,193	50,935
Net interest income	$90,016	$98,180

(Increase) decrease in provision for credit losses	$(3,120)	$(365)

Servicing fees	$6,692	$6,640

	For the Six Months ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$271,275	$307,214
Interest expense, Non-recourse liabilities of VIEs	92,684	116,141
Net interest income	$178,591	$191,073

(Increase) decrease in provision for credit losses	$(3,143)	$(248)

Servicing fees	$13,555	$13,683

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

The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2022, ranged from less than $1 million to $26 million, with an aggregate amount of $1.0 billion. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2021, ranged from less than $1 million to $220 million, with an aggregate amount of $1.4 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $886 million and $1.2 billion at June 30, 2022 and December 31, 2021, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Derivative Instruments

In connection with the Company’s interest rate risk strategy, the Company may economically hedge a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and Treasury futures. Swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company’s swaptions are not centrally cleared. Treasury futures are derivatives which track the prices of generic benchmark Treasury securities with identical maturity and are traded on an active exchange. It is generally the

Company’s policy to close out any Treasury futures positions prior to delivering the underlying security. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements.

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

During the quarter ended June 30, 2022, the Company purchased a swaption contract for a one-year forward starting swap of $1.0 billion notional in May 2023 with a 3.26% strike rate. The underlying swap terms will allow the Company to pay a fix rate of 3.26% and receive floating overnight SOFR rate. The Company paid $6 million premium for the purchase of this swaption contract. The Company also maintains collateral in the form of cash on margin from counterparty to its swaption contact. In accordance with the Company's netting policy, the Company presents the fair value of its swaption contract net of cash margin received. See Note 15 for additional details on derivative netting.

This swaption contract is subject to certain early termination provisions. These provisions include that the Company maintains $1.0 billion or higher total stockholders' equity, and a leverage ratio below twelve. Currently, the Company is in compliance with these early termination provisions and does not expect to fail to comply with any of these early termination provisions within the next twelve months.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2022. The Company did not have any derivative instruments as of December 31, 2021.

		June 30, 2022
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Swaptions	1,000,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Total	$1,000,000		$—		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarter and the six months ended June 30, 2022 and June 30, 2021, respectively is presented below.

		Net gains (losses) on derivatives for the quarters ended		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
		(dollars in thousands)		(dollars in thousands)
Swaptions	Net unrealized gains (losses) on derivatives	(1,618)	—	(1,618)	—
Total		$(1,618)	$—	$(1,618)	$—

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million , or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share,during the quarter and six months ended June 30, 2022, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share,during the quarter and six months ended June 30, 2021, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during quarter and six months ended June 30, 2022, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during quarter ended and six months ended June 30, 2021, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively.

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

The Company repurchased approximately 5.4 million shares of its common stock at an average price of $9.10 for a total of $49 million during the quarter and six months ended June 30, 2022. The Company did not repurchase any of its common stock during the quarter ended June 30, 2021. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the six months ended June 30, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $177 million as of June 30, 2022.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time through any of the

Sales Agents under the Securities Act of 1933. During the quarter and six months ended June 30, 2022, the Company did not issue any shares under the at-the-market sales program.

During the quarter and six months ended June 30, 2022, the Company declared dividends to common shareholders of $78 million and $156 million, or $0.33 and $0.66 per share, respectively. During the quarter and six months ended June 30, 2021, the Company declared dividends to common shareholders of $79 million and $149 million, or $0.33 and $0.63 per share, respectively.

Earnings per Share (EPS)

EPS for the quarter and six months ended June 30, 2022 and 2021, are computed as follows:

	For the Quarters Ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(179,765)	$144,883
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	959
Net income (loss) available to common shareholders - Diluted	$(179,765)	$145,842

Denominator:
Weighted average basic shares	235,310,440	231,638,042
Effect of dilutive securities	—	10,101,494
Weighted average dilutive shares	235,310,440	241,739,536

Net income (loss) per average share attributable to common stockholders - Basic	$(0.76)	$0.63
Net income (loss) per average share attributable to common stockholders - Diluted	$(0.76)	$0.60

	For the Six Months Ended
	June 30, 2022	June 30, 2021
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(460,966)	$284,037
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	2,035
Net income (loss) available to common shareholders - Diluted	$(460,966)	$286,072

Denominator:
Weighted average basic shares	236,156,868	231,105,595
Effect of dilutive securities	—	20,618,345
Weighted average dilutive shares	236,156,868	251,723,940

Net income (loss) per average share attributable to common stockholders - Basic	$(1.95)	$1.23
Net income (loss) per average share attributable to common stockholders - Diluted	$(1.95)	$1.14

For the quarter and the six months ended June 30, 2022 potentially dilutive shares of 2.3 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. At June 30, 2021 potentially dilutive shares of 59 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter and six months ended June 30, 2022 and six months ended June 30, 2021 were comprised of restricted stock units and performance stock units.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2022 and 2021:

	June 30, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(99,324)	(99,324)
Amounts reclassified from AOCI	—	—
Net current period OCI	(99,324)	(99,324)
Balance as of June 30, 2022	$305,730	$305,730

	June 30, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(64,867)	(64,867)
Amounts reclassified from AOCI	(37,116)	(37,116)
Net current period OCI	(101,983)	(101,983)
Balance as of June 30, 2021	$456,113	$456,113

There were no amounts reclassified from AOCI during the six months ended June 30, 2022. The amounts reclassified from AOCI balance comprised of $37 million net unrealized gains on available-for-sale securities sold for the six months ended June 30, 2021.

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. There were approximately 1 million shares available for future grants under the Incentive Plan as of June 30, 2022.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At June 30, 2022 and December 31, 2021, there are approximately 1 million and 914 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At June 30, 2022 and December 31, 2021, there are approximately 800 thousand and 699 thousand dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the quarters and six months ended June 30, 2022 and 2021, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 93 thousand and 221 thousand RSU awards during the quarter and six months ended June 30, 2022 with a grant date fair value of $1 million and $3 million, respectively for the 2022 performance year. The Company granted 62 thousand and 244 thousand RSU awards during the quarter and six months ended June 30, 2021, with a grant date fair value of $1 million and $3 million, respectively, for the 2021 performance year.

In addition, during the six months ended June 30, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2022 and 2021, include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. We did not grant any PSUs during the quarters ended June 30, 2022 and 2021. During the six months ended June 30, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the six months ended June 30, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.

The Company recognized stock based compensation expenses of $602 thousand and $4 million for the quarters and six months ended June 30, 2022. The Company recognized stock based compensation expenses $2 million and $7 million for the quarters and six months ended June 30, 2021.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended June 30,

2022, employees may contribute, through payroll deductions, up to $20,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters and six months ended June 30, 2022 were $179 thousand and $327 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarters and six months ended June 30, 2021 were $111 thousand and $236 thousand, respectively.

14. Income Taxes

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

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations generally recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded current income tax expense of $94 thousand and $24 thousand for the quarter and six months ended June 31, 2022, respectively. The Company recorded a current income tax benefit of $200 thousand for the quarter ended June 30, 2021 and current income tax expense of $4 million for the six months ended June 30, 2021.

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

The Company attempts to minimize credit risk through due diligence, asset selection and portfolio monitoring. The Company has established a whole loan target market including qualified mortgages, non-qualified mortgages and reperforming residential mortgage loans. Additionally, the Company seeks to minimize credit risk through compliance with regulatory requirements, geographic diversification, owner occupied property, and moderate loan-to-value ratios. These factors are considered to be important indicators of credit risk.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the

transactions.The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,148,832)	$—	$(3,148,832)	$3,999,373	$28,310	$878,851
Swaptions - Gross Assets	4,582	(4,582)	—	—	(1,408)	(1,408)
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(3,144,250)	$(4,582)	$(3,148,832)	$3,999,373	$26,902	$877,443

	December 31, 2021
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,261,613)	$—	$(3,261,613)	$4,393,350	$19,078	$1,149,815
Total	$(3,261,613)	$—	$(3,261,613)	$4,393,350	$19,078	$1,149,815

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
•changes in inflation, interest rates and mortgage prepayment rates;
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

Special Note Regarding COVID-19 pandemic

During the first six months of 2022, the financial markets continued to show signs of improvement from the disruptions driven by the COVID-19 pandemic during previous two years. However, there is still uncertainty about the future of COVID-19 and variants and its impact on our business, operations, personnel, or the U.S. economy as a whole. Any forecasts in this regard would be highly uncertain and could not be predicted with any certainty, including the scope and duration of the pandemic, the effectiveness of our work from home or remote work arrangements, third-party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic, and the other factors discussed above and throughout this Quarterly Report on Form 10-Q. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At June 30, 2022, based on the fair value of our interest earning assets, approximately 87% of our investment portfolio was residential mortgage loans, 10% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS. At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS.

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

Business Update

Record high inflation in the second quarter continued to put pressure on the Federal Reserve to raise its benchmark interest rates at a faster pace than previously estimated. Primary mortgage rates have risen to levels last seen in 2008, just prior to the Great Financial Crisis. This has negatively impacted both the primary and secondary markets for residential mortgages.

During the second quarter we settled on $201 million of seasoned reperforming residential mortgage loans we had committed to purchase earlier in the year. We also purchased and settled on $120 million of business purpose loans during the period.

Overall, our recourse financing during the quarter decreased by $276 million. We continue to seek to optimize our liabilities through securitization enabling us to have long-term non-mark-to-market financing on our residential mortgage loans; during the second quarter we completed two securitization transactions totaling $728 million. In addition, we refinanced a $207 million non-mark-to-market secured financing facility into a larger $308 million 12-month evergreen secured facility with a margin holiday feature. We also agreed to an extension on an existing $529 million non-mark-to-market secured facility by an additional 18 months to March 2024. This facility had been previously set to mature in September 2022. Lastly, our short-term funding costs increased by 73 basis points during the quarter due to higher interest rates.

Given the market outlook of higher interest rates, and the consequential potential for increasing interest expense, we entered into a swaption contract (one-year forward starting swap in May 2023, with a 3.26% strike rate on $1 billion notional value) to partially hedge our forward cost of borrowing.

As mentioned earlier, during the second quarter we completed two securitizations. In May 2022, we sponsored CIM 2022-R2, a rated securitization of seasoned reperforming residential mortgage loans with a principal balance of $508 million. Securities issued by CIM 2022-R2, with an aggregate balance of approximately $380 million, were sold in a private placement to institutional investors. These senior securities represented approximately 75% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $128 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans at any time beginning in May 2027. Our average cost of debt of this securitization is 4.4%.

In June, we completed our investor loan securitization, CIM 2022-I1 with a principal balance of approximately $219 million. Securities issued by CIM 2022-I1, with an aggregate balance of approximately $123 million were sold in a private placement to institutional investors. These senior securities represented approximately 56% of the capital structure. Our average cost of debt of this securitization is 5.1%.

We continued to focus on growing our residential credit portfolio. Year-to-date through June 30, 2022, we acquired $925 million in residential loans. We continue to use securitization as the primary financing vehicle for loans acquired and completed three securitizations totaling $1.1 billion this year. As of the end of second quarter, 96% of our capital is allocated to residential credit assets.

Market Conditions and our Strategy

The second quarter of 2022 saw trends which began in the fourth quarter of 2021 continuing with a dramatic rise in forward interest rates and a widening of credit spreads, a trend which began in the fourth quarter of 2021. As inflationary pressures continued to rise, numerous members of the Federal Reserve made increasingly hawkish statements, culminating in a 50-basis point increase in the Federal Funds target rate in May and an even more aggressive 75-basis point rate increase in June, representing the fastest pace of credit tightening since the 1980’s. With concerns that the Federal Reserve may overshoot with its rate increases, the broad-based equity indices fell by more than 15% in the quarter and resulted in an inversion of the treasury yield curve. Markets are increasingly beginning to price in a recession in the upcoming 12 to 18 months. Mortgages rates also moved higher, surpassing 6%, representing a doubling year-over-year, leading to a dramatic slowdown in mortgage originations for new homes and refinancing activity. Housing markets finally began to show some weakness, albeit substantially less than equity or credit markets showed. Consumer sentiment also began showing some signs of weakness due to high gasoline prices, however, the consumer generally remains in relatively good financial shape according to Federal Reserve data on disposable personal income.

Spreads on all fixed income sectors continued to widen substantially. Securitized product spreads also continued to widen, with substantial underperformance in bond prices. Within the mortgage sector, Non-QM, Prime Jumbo and Agency Eligible Investor loans performed especially poorly, with several Non-QM originators substantially reducing or shutting down production completely. Numerous new issue transactions were either pulled or widened in the market, although clearing levels were eventually found for most assets. RPL and NPL transactions were few and far between, with low supply and markets provided improved price execution on whole loans as compared to securitization. The outlook going forward hints at continued challenges, although commodities and rates have finally started retreating on recession fears, paving the way for a possible stabilization in credit spreads for securitized assets.

As a result of the conditions described above, we experienced mark downs in our Agency and Residential Credit portfolios. In addition, our securitized debt also experienced mark downs, resulting in unrealized gains that offset some of the book value reduction on our asset portfolio. This drove a decline in our book value per common share to $8.82, or $1.33 per common share as of June 30, 2022 as compared to $10.15 as of March 31, 2022.

While the current market conditions present us with challenges, we believe that our strategy of buying, financing, and securitizing residential mortgage loans will continue to generate positive risk adjusted returns over the long run. In addition, the significant movement in our share price relative to our book value, provided us with an attractive opportunity to repurchase our common stock that we believe will be beneficial to our shareholders. Utilizing our existing stock repurchase authorization, this quarter we repurchased 5.4 million shares of our common stock at a weighted average price of $9.10 per share. Total share repurchases amounted to $49 million during the second quarter, 2022. As we navigate through volatile markets, we believe our strategy of maintaining low leverage and ample liquidity will provide flexibility to add accretive assets to the portfolio or repurchase our common shares subject to market conditions.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended June 30, 2022 and March 30, 2022, and the six months ended June 30, 2022 and June 30, 2021.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Six Months Ended
	June 30, 2022	March 31, 2022	QoQ Change	June 30, 2022	June 30, 2021	YoY Change
Net interest income:
Interest income (1)	$195,357	$202,175	$(6,818)	$397,532	$495,805	$(98,273)
Interest expense (2)	78,467	64,473	13,994	142,939	188,677	(45,738)
Net interest income	116,890	137,702	(20,812)	254,593	307,128	(52,535)

Increase (decrease) in provision for credit losses	4,497	240	4,257	4,737	327	4,410

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(1,618)	—	(1,618)	(1,618)	—	(1,618)
Net unrealized gains (losses) on financial instruments at fair value	(239,246)	(370,167)	130,921	(609,412)	306,120	(915,532)
Net realized gains (losses) on sales of investments	—	—	—	—	45,313	(45,313)
Gains (losses) on extinguishment of debt	(2,897)	—	(2,897)	(2,897)	(258,914)	256,017
Other investment gains	980	—	980	980	—	980
Total other gains (losses)	(242,781)	(370,167)	127,386	(612,947)	92,519	(705,467)

Other expenses:
Compensation and benefits	8,859	11,353	(2,494)	20,211	22,669	(2,458)
General and administrative expenses	5,944	5,711	233	11,657	11,371	286
Servicing and asset manager fees	9,315	9,291	24	18,607	18,362	245
Transaction expenses	6,727	3,804	2,923	10,531	22,182	(11,651)
Total other expenses	30,845	30,159	686	61,006	74,584	(13,578)
Income (loss) before income taxes	(161,233)	(262,864)	101,631	(424,097)	324,736	(748,833)
Income taxes	94	(70)	164	24	3,824	(3,800)
Net income (loss)	$(161,327)	$(262,794)	$101,467	$(424,121)	$320,912	$(745,033)

Dividends on preferred stock	18,438	18,408	30	36,845	36,875	(30)

Net income (loss) available to common shareholders	$(179,765)	$(281,202)	$101,437	$(460,966)	$284,037	$(745,003)

Net income (loss) per share available to common shareholders:
Basic	$(0.76)	$(1.19)	$0.43	$(1.95)	$1.23	$(3.18)
Diluted	$(0.76)	$(1.19)	$0.43	$(1.95)	$1.14	$(3.09)

Weighted average number of common shares outstanding:
Basic	235,310,440	237,012,702	(1,702,262)	236,156,868	231,105,595	5,051,273
Diluted	235,310,440	237,012,702	(1,702,262)	236,156,868	251,723,940	(15,567,072)

Dividends declared per share of common stock	$0.33	$0.33	$—	$0.66	$0.63	$0.03

(1) Includes interest income of consolidated VIEs of $140,209 and $131,066 for the quarters ended June 30, 2022 and March 31, 2022, respectively, and $271,275 and $307,214 for the six months ended June 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $50,193 and $42,491 for the quarters ended June 30, 2022 and March 31, 2022, respectively, and $92,684 and $116,141 for the six months ended June 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended June 30, 2022 and March 31, 2022, and for the Six Months Ended June 30, 2022 and June 30, 2021.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended June 30, 2022 compared to the Quarter ended March 31, 2022

For the quarter ended June 30, 2022, our net loss available to common shareholders was $180 million, or $0.76 per average basic common share, compared to a net loss of $281 million, or $1.19 per average basic common share, for the quarter ended March 31, 2022. The net loss for the quarter ended June 30, 2022 was primarily driven by additional mark to market losses on our portfolio's asset prices due to continued increases in interest rates and credit spread widening. During the quarter ended June 30, 2022, we had net unrealized losses on financial instruments at fair value of $239 million, partially offset by net interest income of $117 million. The decrease in net loss available to common shareholders for the quarter ended June 30, 2022, as compared to the quarter ended March 31, 2022, was primarily driven by a decrease in unrealized losses on financial instruments at fair value of $131 million.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

For the six months ended June 30, 2022, our net loss available to common shareholders was $461 million, or $1.95 per average basic common share, compared to a net income of $284 million, or $1.23 per average basic common share for the six months ended June 30, 2021. The net loss available for the six months ended June 30, 2022 was primarily driven by mark to market losses on our portfolio's asset prices due to continued increases in interest rates and credit spread widening. During the six months ended June 30, 2022, we had net unrealized losses on financial instruments at fair value of $609 million, partially offset by net interest income of $255 million. The increase in net loss available to common shareholders for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 was primarily driven by an increase in unrealized losses on financial instruments at fair value of $916 million partially offset by a decrease in losses on extinguishment of debt of $256 million, which related to acquisitions of securitized debt collateralized by Loans held for investment.

Interest Income

Quarter ended June 30, 2022 compared to the Quarter ended March 31, 2022

Interest income decreased by $7 million, or 3% to $195 million for the quarter ended June 30, 2022 as compared to $202 million for the quarter ended March 31, 2022. This decrease in our interest income was driven by a decline in prepayment penalties and early paydowns received during the quarter ended June 30, 2022 as compared to the quarter ended March 31, 2022. During the quarter ended June 30, 2022 our interest income decreased by $17 million on our Agency CMBS investments due to no prepayment penalties received, and Non-Agency RMBS by $6 million due to lower Non-Agency RMBS asset balances, which was offset in part by an increase in interest income of $16 million on our Loans held for investments due to higher yields and higher loan asset balances as compared to the quarter ended March 31, 2022.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

Interest income decreased by $98 million, or 20%, to $398 million for the six months ended June 30, 2022 as compared to $496 million for the six months ended June 30, 2021. This decrease in our interest income during the six months ended June 30, 2022 was primarily driven by a decline in our average interest earning assets and lower yields on our Loans held for investments and Non-Agency RMBS as compared to the six months ended June 30, 2021. We reduced our average interest earning asset balances by $1.2 billion to $13.7 billion as compared to $14.9 billion from the same period of 2021 to respond to rising interest rates and residential credit cycle changes. This reduction in our Agency CMBS, Non-Agency RMBS and Loans held for investment portfolios decreased our interest income earned on Non-Agency RMBS by $40 million, Loans held for investments by $30 million, and Agency CMBS by $28 million.

Interest Expense

Quarter ended June 30, 2022 compared to the Quarter ended March 31, 2022

Interest expense increased by $14 million, or 22%, to $78 million for the quarter ended June 30, 2022 as compared to $64 million for the quarter ended March 31, 2022. This increase in our interest expense during the quarter ended June 30, 2022 was primarily driven by an increase Federal Funds Rate and an increase in our average interest bearing liability balances as compared to the quarter ended March 31, 2022. During the quarter ended June 30, 2022 we increased our average interest bearing liability balances by $612 million to $11.7 billion, as compared to $11.1 billion, from the quarter ended March 31, 2022. During the quarter ended June 30, 2022 interest expense on both securitized debt and total secured financing agreements each increased by $7 million as compared to the quarter ended March 31, 2022.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

Interest expense decreased by $46 million, or 24%, to $143 million for the six months ended June 30, 2022 as compared to $189 million for the six months ended June 30, 2021. This decrease was primarily driven by our de-levering efforts to reduce secured financing agreements balances, and calls of our higher rate securitized debt financing, replacing it with lower rates available.

During the six months ended June 30, 2022 we reduced our average interest bearing liability balances by $1.5 billion to $11.3 billion as compared to $12.8 billion, from the six months ended June 30, 2021. During the six months ended June 30, 2022 interest expense on securitized debt decreased by $25 million and the average cost of funding on this same debt decreased by 40 basis points as compared to the six months ended June 30, 2021. Additionally, due to lower average balances and financing rates our interest expense on secured financing agreements collateralized by Loans held for investment and Non-Agency RMBS decreased by $10 million and $8 million, respectively, as compared to the six months ended June 30, 2021.

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

	GAAP Interest Income	GAAP Interest Expense	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2022	$195,357	$78,467	$—	$78,467	$116,890	$(81)	$116,809
For the Quarter Ended March 31, 2022	$202,175	$64,473	$—	$64,473	$137,702	$(18)	$137,684
For the Quarter Ended December 31, 2021	$221,162	$66,598	$—	$66,598	$154,564	$(12)	$154,552
For the Quarter Ended September 30, 2021	$220,579	$71,353	$(239)	$71,114	$149,226	$220	$149,446
For the Quarter Ended June 30, 2021	$252,677	$80,610	$(959)	$79,651	$172,067	$936	$173,003
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

	For the Quarter Ended
	June 30, 2022			March 31, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$126,498	$312	1.0%	$113,723	$253	0.9%
Agency CMBS	466,403	5,938	5.1%	559,478	22,870	16.4%
Non-Agency RMBS	1,098,317	39,362	14.3%	1,310,359	45,675	13.9%
Loans held for investment	12,378,236	149,664	4.8%	11,599,206	133,359	4.6%
Total	$14,069,454	$195,276	5.6%	$13,582,766	$202,157	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$14,665	$36	1.0%	$20,342	$31	0.6%
Agency CMBS	336,379	770	0.9%	435,545	270	0.2%
Non-Agency RMBS	831,864	6,221	3.0%	817,261	5,448	2.7%
Loans held for investment	2,190,270	18,077	3.3%	1,948,974	12,839	2.6%
Securitized debt	8,330,885	53,363	2.6%	7,870,127	45,885	2.3%
Total	$11,704,063	$78,467	2.7%	$11,092,249	$64,473	2.3%

Economic net interest income/net interest rate spread		$116,809	2.9%		$137,684	3.7%

Net interest-earning assets/net interest margin	$2,365,391		3.3%	$2,490,517		4.1%

Ratio of interest-earning assets to interest bearing liabilities	1.20			1.22

(1) Interest-earning assets at amortized cost

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$119,817	$565	0.9%	$113,844	$663	1.2%
Agency CMBS	518,559	28,809	11.1%	1,244,370	56,592	9.1%
Non-Agency RMBS	1,216,330	85,037	14.0%	1,537,031	125,517	16.3%
Loans held for investment	11,890,868	283,022	4.8%	11,985,846	312,998	5.2%
Total	$13,745,574	$397,433	5.8%	$14,881,091	$495,770	6.7%

Liabilities and stockholders' equity:
Interest-bearing liabilities:
Secured financing agreements collateralized by:
Agency RMBS	$17,402	$67	0.8%	$63,566	$265	0.8%
Agency CMBS	393,014	1,040	0.5%	1,126,446	876	0.2%
Non-Agency RMBS	828,040	11,668	2.8%	937,280	20,095	4.3%
Loans held for investment	2,041,086	30,916	3.0%	2,067,638	40,699	3.9%
Securitized debt	8,057,619	99,248	2.5%	8,582,254	124,706	2.9%
Total	$11,337,161	$142,939	2.5%	$12,777,184	$186,641	2.9%

Economic net interest income/net interest rate spread		$254,494	3.3%		$309,129	3.8%

Net interest-earning assets/net interest margin	$2,408,413		3.7%	$2,103,907		4.2%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.16

(1) Interest-earning assets at amortized cost

Economic Net Interest Income and the Average Earning Assets

Quarter ended June 30, 2022 compared to the Quarter ended March 31, 2022

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $21 million to $117 million for the quarter ended June 30, 2022 from $138 million compared to the quarter ended March 31, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 80 basis points for the quarter ended June 30, 2022, as compared to the quarter ended March 31, 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 80 basis points for the quarter ended June 30, 2022, as compared to March 31, 2022. Our Average net interest-earning assets decreased by $125 million to $2.4 billion for the quarter ended June 30, 2022, compared to $2.5 billion for the quarter ended March 31, 2022. The decrease in our net interest rate spread is primarily due to an increase in secured financing rates driven by the higher Federal Funds Rates and lower yields on our Agency CMBS due to no prepayment penalties or early paydowns received during the quarter ended June 30, 2022 as compared to quarter ended March 31, 2022.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $55 million to $254 million for the six months ended June 30, 2022 from $309 million for the six months ended June 30, 2021. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 50 basis points for the six months ended June 30, 2022, as compared to the same period of 2021. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 50 basis points for the six months ended June 30, 2022, as compared to the same period of 2021. Our Average net interest-earning assets increased by $305 million to $2.4 billion for the six months ended June 30, 2022, compared to $2.1 billion for the same period of 2021. The decrease in our net interest rate spread for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 is primarily due to decline in our asset yields.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-Month LIBOR Relative to Average Three-Month LIBOR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2022	$11,704,063	$78,467	2.68%	1.02%	1.53%	(0.51)%
For the Quarter Ended March 31, 2022	$11,092,249	$64,473	2.32%	0.23%	0.52%	(0.29)%
For the Quarter Ended December 31, 2021	$11,477,331	$66,598	2.32%	0.09%	0.16%	(0.07)%
For the Quarter Ended September 30, 2021	$11,902,369	$71,114	2.39%	0.09%	0.13%	(0.04)%
For the Quarter Ended June 30, 2021	$12,422,089	$79,651	2.56%	0.10%	0.16%	(0.06)%

Average interest-bearing liabilities increased by $612 million for the quarter ended June 30, 2022, as compared to quarter ended March 31, 2022. Economic interest expense increased by $14 million for the quarter ended June 30, 2022, as compared to quarter ended March 31, 2022 due to increase in Federal Funds Rates and higher interest-bearing liabilities balance. The increase in our average interest-bearing liabilities for the quarter ended June 30, 2022 was to finance the additional asset purchases as compared to the quarter ended March 31, 2022.

Provision for Credit Losses

Quarter ended June 30, 2022 compared to the Quarter ended March 31, 2022

For the quarter ended June 30, 2022 and March 31, 2022, we recorded a net increase in provision of credit losses of $4 million and $240 thousand, respectively. The increase in the allowance for credit losses for the quarter ended June 30, 2022 and March 31, 2022, is primarily due to increases in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

For the six months ended June 30, 2022 and the six months June 30, 2021, we recorded a net increase in provision of credit losses of $5 million and $327 thousand, respectively. The changes in the allowance for credit losses for the six months ended June 30, 2022 and June 30, 2021 are primarily due to changes in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

Net Unrealized Gains (Losses) on Derivatives

We use derivatives to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. For the quarter and six months ended June 30, 2022, we had an unrealized total net loss of $2 million. We did not have derivatives for the quarter ended March 31, 2022 or the six months ended June 30, 2021.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter and six months ended June 30, 2022, there was an increase in headline inflation, an inversion of yield curve, an increase in expected Fed Funds Rate and widening of credit spreads. As a result, we experienced mark to market losses in our Agency MBS and Residential Credit portfolios compared to prior periods. In addition, our securitized debt also experienced mark downs, resulting in mark to market gains that offset some of the mark to market losses on our asset portfolio. During the quarter ended June 30, 2022, we had Net unrealized losses of $451 million, $34 million and $18 million on Loans held for investments, Non-Agency RMBS, and Agency MBS, respectively, which were offset by Net unrealized gains on Securitized debt collateralized by loans held for investment of $264 million. During the six months ended June 30, 2022, we had Net unrealized losses of $1.0 billion, $82 million and $54 million on Loans held for investments, Non-Agency RMBS, and Agency MBS, respectively, which were offset by Net unrealized gains on Securitized debt collateralized by loans held for investment of $521 million.

Quarter ended June 30, 2022 compared to the Quarter ended March 31, 2022

We recorded Net unrealized losses on financial instruments at fair value of $239 million for the quarter ended June 30, 2022, as compared to the Net unrealized losses on financial instruments at fair value of $370 million for the quarter ended March 31, 2022.

Six Months ended June 30, 2022 compared to the Six Months ended June 30, 2021

We recorded Net unrealized losses on financial instruments at fair value of $609 million for the six months ended June 30, 2022, as compared to Net unrealized gains on financial instruments at fair value of $306 million for the six months ended June 30, 2021.

Gains and Losses on Sales of Assets

We do not forecast sales of investments as we generally expect to invest for long term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, to achieve targeted leverage ratios as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors.

There were no investment sales during the quarter and six months ended June 30, 2022. We recorded a realized gain of $45 million for the six months ended June 30, 2021 as we sold some of our Agency CMBS and Non-Agency RMBS investments to strengthen our liquidity during that period.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended June 30, 2022 and March 31, 2022, and six months ended June 30, 2022 and 2021.

We did not acquire any securitized debt collateralized by loans held for investment during the quarters ended June 30, 2022 and March 31, 2022. We did not acquire any securitized debt collateralized by loans held for investment during the six months ended June 30, 2022. During the six months ended June 30, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.7 billion for $4.0 billion. This transaction resulted in net loss on extinguishment of debt of $256 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2022	$21,530	0.59%	2.73%
For the Quarter Ended March 31, 2022	$20,868	0.54%	2.36%
For the Quarter Ended December 31, 2021	$21,275	0.54%	2.24%
For the Quarter Ended September 30, 2021	$21,426	0.54%	2.29%
For the Quarter Ended June 30, 2021	$21,148	0.52%	2.35%

Compensation and benefit costs were approximately $9 million and $11 million for the quarters ended June 30, 2022 and March 31, 2022, respectively. The Compensation and benefit costs were approximately $20 million and $23 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The decrease in Compensation and benefit costs were driven by a decline in performance based compensation costs.

G&A expenses were approximately $6 million and $6 million for the quarters ended June 30, 2022 and March 31, 2022, respectively and remained relatively unchanged. The G&A expenses were approximately $12 million and $11 million for the six months ended June 30, 2022 and June 30, 2021, respectively and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $7 million and $4 million for the quarters ended June 30, 2022 and March 31, 2022 , respectively. The transactions expenses were approximately $11 million and $22 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The transaction expenses increased by $3 million for the quarter ended June 30, 2022 as compared to the quarter ended March 31, 2022 due to higher call and securitization activity. The transaction expense decreased by $11 million during six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to lower call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained relatively unchanged at $9 million and $9 million for the quarters ended June 30, 2022, and March 31, 2022, respectively. The servicing fees and asset manager expenses were $19 million and $18 million for the six months ended June 30, 2022 and June 30, 2021, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 11 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

As defined, Earnings available for distribution is the Economic net interest income, as defined previously, reduced by compensation and benefits expenses (adjusted for awards to retirement eligible employees), general and administrative expenses, servicing and asset manager fees, income tax benefits or expenses incurred during the period, as well as the preferred dividend charges. We view Earnings available for distribution as a consistent measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our board of directors uses to determine the amount, if any, of dividends on our common stock. Other metrics that our board of directors may consider when determining the amount, if any, of dividends on our common stock include (among others) REIT taxable income, dividend yield, book value, reinvestment opportunities and other cash needs. In addition, Earnings available for distribution is different than REIT taxable income and the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders in order to maintain qualification as a REIT is not based on Earnings available for distribution. Therefore, Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay, because Earnings available for distribution excludes certain items that impact our cash needs. We believe Earnings available for distribution as described above helps us and investors evaluate our financial performance period over period without the impact of certain transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating Earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

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

	For the Quarters Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(179,765)	$(281,202)	$(718)	$313,030	$144,883
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	239,246	370,167	108,286	(239,524)	(36,108)
Net realized (gains) losses on sales of investments	—	—	—	—	(7,517)
(Gains) losses on extinguishment of debt	2,897	—	(980)	25,622	21,777
Interest expense on long term debt	—	—	—	238	959
Increase (decrease) in provision for credit losses	4,497	240	92	(386)	453
Net unrealized (gains) losses on derivatives	1,618	—	—	—	—
Transaction expenses	6,727	3,804	4,241	3,432	5,745
Stock Compensation expense for retirement eligible awards	(309)	723	(363)	(365)	(361)
Other investment gains	(980)	—	—	—	—
Earnings available for distribution	$73,931	$93,732	$110,558	$102,047	$129,831

GAAP net income (loss) per diluted common share	$(0.76)	$(1.19)	$(0.00)	$1.30	$0.60
Earnings available for distribution per adjusted diluted common share	$0.31	$0.39	$0.46	$0.42	$0.54

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Weighted average diluted shares - GAAP	235,310,440	237,012,702	236,896,512	240,362,602	241,739,536
Potentially dilutive shares (1)	2,277,366	2,421,546	2,672,393	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	237,587,806	239,434,248	239,568,905	240,362,602	241,739,536
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended June 30, 2022, March 31, 2022, and December 31, 2021.

Our Earnings available for distribution for the quarter ended June 30, 2022 were $74 million, or $0.31 per average diluted common share, and decreased by $20 million, or $0.08 per average diluted common share, as compared to $94 million, or $0.39 per average diluted common share, for the quarter ended March 31, 2022. The decrease in Earnings available for distribution was driven by an increase in interest expense driven by higher Fed Funds rate and no prepayment penalties or early paydowns received during the quarter ended June 30, 2022 as compared to the quarter ended March 31, 2022.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2022	(20.45)%	14.81%	13.29%
For the Quarter Ended March 31, 2022	(29.72)%	15.57%	14.38%
For the Quarter Ended December 31, 2021	1.87%	16.30%	15.45%
For the Quarter Ended September 30, 2021	35.47%	15.99%	14.54%
For the Quarter Ended June 30, 2021	18.16%	19.24%	19.47%
* Excludes long term debt expense.

Return on average equity improved by 927 basis points for the quarter ended June 30, 2022, as compared to the quarter ended March 31, 2022. This increase is driven primarily by lower unrealized asset pricing losses on our financial instruments. Economic net interest income as a percentage of average equity decreased by 76 basis points for the quarter ended June 30, 2022 compared to the quarter ended March 31, 2022. Earnings available for distribution as a percentage of average common equity decreased by 109 basis points for the quarter ended June 30, 2022 compared to the quarter ended March 31, 2022. The decrease in Earnings available for distribution as a percentage of average common equity for the quarter ended June 30, 2022 as compared to the quarter ended March 31, 2022, was primarily driven an increase in interest expense driven by higher Fed Funds rate and no prepayment penalties or early paydowns received.

Financial Condition

Portfolio Review

During the six months ended June 30, 2022, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets. During the six months ended June 30, 2022, on an aggregate basis, we purchased $1.5 billion of investments and received $1.6 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2022 and December 31, 2021.

	June 30, 2022	December 31, 2021
Interest earning assets at period-end (1)	$13,745,287	$14,893,829
Interest bearing liabilities at period-end	$10,912,855	$11,075,655
GAAP Leverage at period-end	3.7:1	3.0:1
GAAP Leverage at period-end (recourse)	1.1:1	0.9:1
(1) Excludes cash and cash equivalents.

	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.8%	10.1%	9.6%	12.1%
Senior	4.1%	4.5%	6.2%	6.5%
Subordinated	2.5%	4.2%	2.5%	4.4%
Interest-only	1.2%	1.4%	0.9%	1.2%
Agency RMBS	0.9%	0.8%	0.5%	0.4%
Interest-only	0.9%	0.8%	0.5%	0.4%
Agency CMBS	3.4%	5.3%	3.3%	5.2%
Project loans	2.3%	4.2%	2.3%	4.2%
Interest-only	1.1%	1.1%	1.0%	1.0%
Loans held for investment	87.9%	83.8%	86.6%	82.3%
Fixed-rate percentage of portfolio	95.7%	95.4%	94.9%	94.4%
Adjustable-rate percentage of portfolio	4.3%	4.6%	5.1%	5.6%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at June 30, 2022 and December 31, 2021. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,203,494	$46.59	$70.95	4.7%	18.3%	13.5%	14.5%	1.7%	1.7%	24.1%	2.2%
Subordinated	$509,636	$67.93	$68.69	4.6%	7.1%	14.0%	20.2%	0.3%	0.2%	31.8%	5.8%
Interest-only	$3,468,368	$4.96	$3.40	1.4%	7.9%	13.9%	20.9%	0.8%	1.1%	30.4%	0.1%
Agency RMBS
Interest-only	$1,709,415	$7.36	$4.30	1.4%	1.0%	24.8%	21.1%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$304,305	$101.93	$104.00	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,732,537	$5.42	$5.09	0.7%	4.3%	4.5%	9.2%	N/A	N/A	N/A	N/A
Loans held for investment	$12,252,230	$98.86	$97.22	5.6%	4.9%	14.6%	15.3%	1.0%	0.8%	44.2%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%	14.1%	14.6%	1.6%	1.9%	23.6%	2.8%
Subordinated	$845,432	$68.10	$77.12	3.8%	7.1%	18.6%	19.3%	0.2%	0.5%	28.9%	3.6%
Interest-only	$3,904,665	$4.90	$4.42	1.7%	13.2%	22.2%	25.5%	1.0%	1.8%	23.4%	—%
Agency RMBS
Interest-only	$992,978	$10.37	$6.09	1.3%	0.3%	25.6%	26.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$560,565	$101.77	$109.61	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,578,640	$5.70	$5.69	0.7%	4.6%	14.0%	30.9%	N/A	N/A	N/A	N/A
Loans held for investment	$11,519,255	$99.22	$106.58	5.5%	4.9%	16.1%	15.0%	0.9%	0.4%	50.5%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Balance, beginning of period	$258,494	$333,546	$352,545	$338,024	$358,562
Accretion of discount	(17,408)	(19,470)	(22,172)	(21,820)	(37,986)
Purchases	—	—	—	1,995	(3,453)
Sales	—	—	—	—	(17,123)
Elimination in consolidation	—	(60,361)	—	—	—
Transfers from/(to) credit reserve, net	305	4,779	3,173	34,346	38,024
Balance, end of period	$241,391	$258,494	$333,546	$352,545	$338,024

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Balance, beginning of period	$94,590	$106,240	$107,686	$129,053	$133,607
Realized losses	(909)	7,995	(987)	(229)	(2,482)
Accretion	2,614	3,049	2,928	3,374	3,466
Purchased losses	—	—	—	1,006	3,066
Sold losses	—	—	—	—	(678)
Losses removed due to consolidation	—	(10,191)	—	—	—
Increase/(decrease)	(5,108)	(12,503)	(3,387)	(25,518)	(7,926)
Balance, end of period	$91,187	$94,590	$106,240	$107,686	$129,053

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Balance, beginning of period	$409,650	$369,028	$340,431	$420,323	$448,763
Realized losses	(10,766)	(12,260)	(8,368)	(7,641)	(13,244)
Accretion	4,563	4,251	4,074	4,487	4,795
Purchased losses	3,028	14,883	3,485	5,524	—
Losses added due to consolidation	—	49,774	—	—	—
Increase/(decrease)	(91,176)	(16,026)	29,406	(82,262)	(19,991)
Balance, end of period	$315,299	$409,650	$369,028	$340,431	$420,323

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

As discussed earlier, during the first half of 2022, we experienced mark downs in our Agency, Residential Credit and securitized debt portfolios as a result of the increase in headline inflation, an inversion of yield curve, an increase in expected Fed Funds Rate and widening of credit spreads. There is still uncertainty and risks related to the COVID-19 pandemic and potentially new, more infectious variants. If these conditions become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $158 million and $386 million at June 30, 2022 and December 31, 2021, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $228 million from December 31, 2021 to June 30, 2022.

Our operating activities provided net cash of approximately $259 million and $259 million for the six months ended June 30, 2022 and 2021, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $308 million and $345 million during the six months ended June 30, 2022 and 2021, respectively.

Our investing activities provided cash of $169 million and $1.7 billion for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.6 billion. This cash received was offset in part by cash used on investment purchases of $1.5 billion, primarily consisting of Loans held for investment of $1.4 billion, Agency MBS of $56 million and Non-Agency RMBS of $23 million. During the six months ended June 30, 2021, we received cash from sale of investments of $1.5 billion, primarily consisting of Loans held for investments of $1.2 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $1.8 billion. This cash provided was offset in part by cash used on investment purchases of $1.6 billion, primarily consisting of Loans held for investments.

Our financing activities used cash of $655 million and $1.8 billion for the six months ended June 30, 2022 and 2021, respectively. During the six months ended June 30, 2022, we primarily used cash for repayment of principal on our securitized debt of $1.1 billion, payment of common and preferred dividends of $194 million, net payments on our secured financing agreements of $116 million and repurchase of our common stock of $44 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $755 million. During the six months ended June 30, 2021, we used cash for repayment of principal on our securitized debt of $5.0 billion, net payments on our secured financing agreements of $1.1 billion, settlement of warrants of $221 million, and paid common and preferred dividends of $176 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $4.7 billion.

Our recourse leverage was 1.1:1 and 0.9:1 at June 30, 2022 and at December 31, 2021, respectively and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At June 30, 2022 and December 31, 2021, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	June 30, 2022			December 31, 2021
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
1 to 29 days	322,212	1.46%	1.12% - 1.75%	1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	383,451	2.67%	1.18% - 4.40%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	98,567	2.09%	1.73% - 2.44%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	234,331	3.93%	2.42% - 4.65%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	387,481	3.21%	2.45% - 3.60%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	1,137,376	3.45%	2.76% - 4.60%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	585,414	4.25%	3.39% - 4.38%	143,239	3.05%	3.05% - 3.05%
Greater than 3 years	—	NA	NA	256,889	5.56%	5.56% - 5.56%
Total	$3,148,832	3.26%		$3,261,613	2.30%
(1) The principal balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of December 31, 2021.

Average remaining maturity of Secured financing agreements secured by:
	June 30, 2022	December 31, 2021
Agency RMBS (in thousands)	18 Days	4 Days
Agency CMBS (in thousands)	23 Days	13 Days
Non-Agency RMBS and Loans held for investment (in thousands)	278 Days	257 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have remained relatively stable during second quarter of 2022. At June 30, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 8.5% and Non-Agency RMBS and Loans held for investment was 26.7%. At December 31, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 6.7% and Non-Agency RMBS and Loans held for investment was 27.9%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of June 30, 2022, we have entered into $877 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by non-agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of June 30, 2022 we have $481 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At June 30, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 1.5%, Agency CMBS was 1.4% and Non-Agency MBS and Loans held for investment was 3.5%. At December 31, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 2.8%.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End June 30, 2022	$3,373,179	$3,148,832
Quarter End March 31, 2022	$3,222,122	$3,424,405
Quarter End December 31, 2021	$3,468,212	$3,261,613
Quarter End September 30, 2021	$3,824,615	$3,788,336
Quarter End June 30, 2021	$3,792,547	$3,554,428

Our secured financing agreements do not required us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2022 and December 31, 2021, the carrying value of our total interest-bearing debt was approximately $10.9 billion and $11.1 billion, respectively, which represented a leverage ratio of approximately 3.7:1 and 3.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2022, we had secured financing agreements with 11 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of June 30, 2022 and December 31, 2021, we had $4.0 billion and $4.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity. When we renew our secured financing agreements, there is a risk that we will not be able to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of the COVID-19 pandemic.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2022:

June 30, 2022
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	8	1,883,665	551,672
Japan	1	769,352	176,286
Canada	1	422,023	130,386
South Korea	1	73,792	4,774
Total	11	$3,148,832	$863,117
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At June 30, 2022, we did not have any exposure to a counterparty which exceeded 10% of our equity.

At June 30, 2022, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We repurchased approximately 5.4 million shares of our common stock at an average price of $9.10 for a total of $49 million during the quarter and six months ended June 30, 2022. We did not repurchase any of our common stock during the quarter ended June 30, 2021. We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the six months ended June 30, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $177 million as of June 30, 2022.

In February 2022, we entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and
RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time through any of the Sales Agents under the Securities Act of 1933. During the quarter and six months ended June 30, 2022, we did not issue any shares under the at-the-market sales program.

During the quarter and six months ended June 30, 2022, we declared dividends to common shareholders of $78 million and $156 million, or $0.33 and $0.66 per share, respectively. During the quarter and six months ended June 30, 2021, we declared dividends to common shareholders of $79 million and $149 million, or $0.33 and $0.63 per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $6 million , or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively. We declared dividends to Series A preferred stockholders of $3 million and $6 million , or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively. We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during quarter and six months ended June 30, 2022, respectively. We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during quarter ended and six months ended June 30, 2021, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively. We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2021, respectively.

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

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the quarter and six months ended June 30, 2022 and 2021, we granted RSU awards to our employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 93 thousand and 221 thousand RSU awards during the quarter and six months ended June 30, 2022, with a grant date fair value of $1 million and $3 million, respectively for the 2022 performance year. We granted 62 thousand and 244 thousand RSU awards during the quarter and six months ended June 30, 2021, with a grant date fair value of $1 million and $3 million, respectively, for the 2021 performance year. In addition, during the six months ended June 30, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the first quarter of 2022 and 2021 include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. We did not grant any PSUs during the quarters ended June 30, 2022 and 2021. During the six months ended June 30, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the six months ended June 30, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.
At June 30, 2022 and December 31, 2021, there were approximately 3.0 million and 2.8 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at June 30, 2022 and December 31, 2021. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,563,418	$585,414	$—	$—	$3,148,832
Securitized debt, collateralized by Non-Agency RMBS	1,534	1,462	494	5	3,495
Securitized debt at fair value, collateralized by Loans held for investment	1,983,989	2,885,751	1,796,749	1,588,390	8,254,879
Interest expense on MBS secured financing agreements (1)	13,798	1,935	—	—	15,733
Interest expense on securitized debt (1)	203,438	284,271	160,562	155,063	803,334
Total	$4,766,177	$3,758,833	$1,957,805	$1,743,458	$12,226,273
(1) Interest is based on variable rates in effect as of June 30, 2022.

December 31, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,861,485	$143,239	$256,889	$—	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS	4,374	2,361	949	82	7,766
Securitized debt at fair value, collateralized by Loans held for investment	2,031,445	2,886,255	1,697,760	1,145,995	7,761,455
Interest expense on MBS secured financing agreements (1)	7,687	352	1,270	—	9,309
Interest expense on securitized debt (1)	170,798	223,316	117,998	101,367	613,479
Total	$5,075,789	$3,255,523	$2,074,866	$1,247,444	$11,653,622
(1) Interest is based on variable rates in effect as of December 31, 2021.

Not included in the table above are the unfunded construction loan commitments of $12 million and $23 million as of June 30, 2022 and December 31, 2021, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

Capital Expenditure Requirements

At June 30, 2022 and December 31, 2021, we had no material commitments for capital expenditures.

Dividends

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our taxable income (subject to certain adjustments). Before we pay any dividend, we must first meet any operating requirements and scheduled debt service on our financing facilities and other debt payable.

Critical Accounting Estimates

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the COVID-19 pandemic and updated Federal Reserve rate hike projections in 2022. As Federal Reserve increases its Federal Funds Rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over LIBOR or SOFR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions contracts that use LIBOR as a benchmark for adjustable interest rates to another benchmark, once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract that does not select a benchmark replacement for LIBOR or identify a person authorized to select a benchmark replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based benchmark replacement is selected to replace LIBOR, the person responsible under a contract for determining values is not required to obtain the consent of anyone before determining values based on that benchmark replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association protocol, (ii) CME Term SOFR for all covered non-government-sponsored enterprise (“GSE”) cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts. The proposed rules remain subject to public comment. We are currently evaluating the impact of the Act and proposed regulations on our LIBOR-based instruments, including certain classes of our outstanding fixed-to-floating preferred stock. However, we believe that the Act should provide some measure of certainty with respect to the treatment of such instruments once LIBOR is permanently discontinued.

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

Our profitability and the value of our portfolio may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2022 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2022
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	10.12%	7.86%
-50 Basis Points	4.72%	3.61%
Base Interest Rate	—	—
+50 Basis Points	(4.32)%	(3.82)%
+100 Basis Points	(8.49)%	(7.15)%
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
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods, rights to post both cash and collateral for margin calls and provisions for non-mark-to-market financing facilities;
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2022. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2022
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,504,842	$8,651,013	$57,436	$3,549,219	$13,762,510
Cash equivalents	158,455	—	—	—	158,455
Total rate sensitive assets	$1,663,297	$8,651,013	$57,436	$3,549,219	$13,920,965

Rate sensitive liabilities	4,870,375	5,960,746	—	—	10,831,121
Interest rate sensitivity gap	$(3,207,078)	$2,690,267	$57,436	$3,549,219	$3,089,844

Cumulative rate sensitivity gap	$(3,207,078)	$(516,811)	$(459,375)	$3,089,844

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(23)%	(4)%	(3)%	22%

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the second quarter of 2022.

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

The following table presents information with respect to (i) the total number of shares of common stock repurchased by the Company under the Repurchase Program, (ii) the average price paid per share of common stock, and (iii) approximate dollar value for repurchase under the Repurchase Program during the second quarter of 2022:

Period(1)	Total Number of Common Shares Repurchased(2)	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(2)	Approximate Dollar Value of the Purchase	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

4/1/2022 - 4/30/2022	—	—	—	—	$226 million
5/1/2022 - 5/31/2022	2,508,149	$9.49	2,508,149	$23,794,552	$202 million
6/1/2022 - 6/30/2022	2,863,332	$8.76	2,863,332	$25,091,229	$177 million
Total:	5,371,481	$9.10	5,371,481	$48,885,781	$177 million
(1) All shares repurchased for the quarter ended June 30, 2022, which are reported in the table above, were executed under the Repurchase Program.
(2) The Repurchase Program does not have an expiration date to date and no repurchase program expired during the quarter ended June 30, 2022.

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
Date: August 4, 2022

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: August 4, 2022