Form 10-Q
period 2022-09-30
CHIMERA INVESTMENT CORP
filed 2022-11-03
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2022
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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2022
Common Stock, $0.01 par value	231,754,346

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

Consolidated Statements of Financial Condition as of September 30, 2022 (Unaudited) and December 31, 2021 (Derived from the audited consolidated financial statements as of December 31, 2021)	2

Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2022 and 2021	3

Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2022 and 2021	4

Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2022 and 2021	5

Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021	7

Notes to Consolidated Financial Statements (Unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures about Market Risk	66

Item 4. Controls and Procedures	71

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	72

Item 3. Defaults Upon Senior Securities	72

Item 4. Mine Safety Disclosures	72

Item 5. Other Information	72

Item 6. Exhibits	73

SIGNATURES	75

Part I - Financial Information
Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2022	December 31, 2021
Cash and cash equivalents	$86,234	$385,741
Non-Agency RMBS, at fair value (net of allowance for credit losses of $3 million and $213 thousand, respectively)	1,191,298	1,810,208
Agency RMBS, at fair value	38,470	60,487
Agency CMBS, at fair value	427,984	761,208
Loans held for investment, at fair value	11,707,299	12,261,926
Receivable for investments sold	14,118	—
Accrued interest receivable	69,330	69,513
Other assets	130,198	58,320
Derivatives, at fair value	4,389	—
Total assets (1)	$13,669,320	$15,407,403
Liabilities:
Secured financing agreements ($3.8 billion and $4.4 billion pledged as collateral, respectively)	$2,820,931	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS ($281 million and $365 million pledged as collateral, respectively)	79,967	87,999
Securitized debt at fair value, collateralized by Loans held for investment ($10.6 billion and $11.0 billion pledged as collateral, respectively)	7,354,311	7,726,043
Payable for investments purchased	644,120	477,415
Accrued interest payable	25,773	20,416
Dividends payable	63,860	86,152
Accounts payable and other liabilities	26,654	11,574
Total liabilities (1)	$11,015,616	$11,671,212

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 231,751,256 and 236,951,266 shares issued and outstanding, respectively	2,318	2,370
Additional paid-in-capital	4,314,942	4,359,045
Accumulated other comprehensive income	244,204	405,054
Cumulative earnings	3,941,742	4,552,008
Cumulative distributions to stockholders	(5,849,874)	(5,582,658)
Total stockholders' equity	$2,653,704	$3,736,191
Total liabilities and stockholders' equity	$13,669,320	$15,407,403
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2022, and December 31, 2021, total assets of consolidated VIEs were $10,790,005 and $10,666,591, respectively, and total liabilities of consolidated VIEs were $7,005,717 and $7,223,655, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net interest income:
Interest income (1)	$188,303	$220,579	$585,835	$716,384
Interest expense (2)	83,464	71,353	226,403	260,029
Net interest income	104,839	149,226	359,432	456,355

Increase/(decrease) in provision for credit losses	(1,534)	(386)	3,203	(58)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	10,307	—	8,689	—
Periodic interest cost of swaps, net	(122)	—	(122)	—
Net gains (losses) on derivatives	10,185	—	8,567	—
Net unrealized gains (losses) on financial instruments at fair value	(239,513)	239,524	(848,925)	545,643
Net realized gains (losses) on sales of investments	(37,031)	—	(37,031)	45,313
Gains (losses) on extinguishment of debt	—	(25,622)	(2,897)	(284,535)
Other investment gains (losses)	(462)	—	517	—
Total other gains (losses)	(266,821)	213,902	(879,769)	306,421

Other expenses:
Compensation and benefits	10,000	12,694	30,211	35,363
General and administrative expenses	4,836	5,300	16,493	16,672
Servicing and asset manager fees	8,516	9,297	27,122	27,659
Transaction expenses	2,341	3,432	12,872	25,614
Total other expenses	25,693	30,723	86,698	105,308
Income (loss) before income taxes	(186,141)	332,791	(610,238)	657,526
Income tax expense (benefit)	4	1,323	28	5,146
Net income (loss)	$(186,145)	$331,468	$(610,266)	$652,380

Dividends on preferred stock	18,438	18,438	55,283	55,313

Net income (loss) available to common shareholders	$(204,583)	$313,030	$(665,549)	$597,067

Net income (loss) per share available to common shareholders:
Basic	$(0.88)	$1.33	$(2.84)	$2.57
Diluted	$(0.88)	$1.30	$(2.84)	$2.42

Weighted average number of common shares outstanding:
Basic	231,750,422	235,887,296	234,671,912	232,717,010
Diluted	231,750,422	240,362,602	234,671,912	247,358,823

(1) Includes interest income of consolidated VIEs of $139,598 and $138,984 for the quarters ended September 30, 2022 and 2021, respectively, and $410,873 and $446,198 for the nine months ended September 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $50,030 and $43,525 for the quarters ended September 30, 2022 and 2021, respectively, and $142,714 and $159,666 for the nine months ended September 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Comprehensive income (loss):
Net income (loss)	$(186,145)	$331,468	$(610,266)	$652,380
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(61,526)	(17,198)	(160,850)	$(82,065)
Reclassification adjustment for net realized losses (gains) included in net income	—	—	—	$(37,116)
Other comprehensive income (loss)	(61,526)	(17,198)	(160,850)	$(119,181)
Comprehensive income (loss) before preferred stock dividends	$(247,671)	$314,270	$(771,116)	$533,199
Dividends on preferred stock	$18,438	$18,438	$55,283	$55,313
Comprehensive income (loss) available to common stock shareholders	$(266,109)	$295,832	$(826,399)	$477,886

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2022	$58	$130	$104	$80	$2,317	$4,312,604	$305,730	$4,127,887	$(5,775,911)	$2,972,999
Net income (loss)	—	—	—	—	—	—	—	(186,145)	—	(186,145)
Other comprehensive income (loss)	—	—	—	—	—	—	(61,526)	—	—	(61,526)
Stock based compensation	—	—	—	—	1	2,338	—	—	—	2,339
Common dividends declared	—	—	—	—	—	—	—	—	(55,525)	(55,525)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2022	$58	$130	$104	$80	$2,318	$4,314,942	$244,204	$3,941,742	$(5,849,874)	$2,653,704

For the Quarter Ended September 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2021	$58	$130	$104	$80	$2,356	$4,352,986	$456,113	$4,202,806	$(5,387,202)	$3,627,431
Net income (loss)	—	—	—	—	—	—	—	331,468	—	331,468
Other comprehensive income (loss)	—	—	—	—	—	—	(17,198)	—	—	(17,198)
Settlement of convertible debt	—	—	—	—	8	5,518	—	—	—	5,526
Stock based compensation	—	—	—	—	5	(978)	—	—	—	(973)
Common dividends declared	—	—	—	—	—	—	—	—	(79,268)	(79,268)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2021	$58	$130	$104	$80	$2,369	$4,357,526	$438,915	$4,534,274	$(5,484,908)	$3,848,548

For the Nine Months Ended September 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(610,266)	—	(610,266)
Other comprehensive income (loss)	—	—	—	—	—	—	(160,850)	—	—	(160,850)
Repurchase of common stock	—	—	—	—	(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—		2	4,729	—	—	—	4,731
Common dividends declared	—	—	—	—	—	—	—	—	(211,933)	(211,933)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,283)	(55,283)
Balance, September 30, 2022	$58	$130	$104	$80	$2,318	$4,314,942	$244,204	$3,941,742	$(5,849,874)	$2,653,704

For the Nine Months Ended September 30, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	652,380	—	652,380
Other comprehensive income (loss)	—	—	—	—	—	—	(119,181)	—	—	(119,181)
Repurchase of Common Stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	58	37,282	—	—	—	37,340
Stock based compensation	—	—	—	—	7	4,986	—	—	—	4,993
Common dividends declared	—	—	—	—	—	—	—	—	(228,284)	(228,284)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,313)	(55,313)
Balance, September 30, 2021	$58	$130	$104	$80	$2,369	$4,357,526	$438,915	$4,534,274	$(5,484,908)	$3,848,548

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities:
Net income (loss)	$(610,266)	$652,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	68,632	61,158
Accretion (amortization) of deferred financing costs, debt issuance costs, and securitized debt discounts/premiums, net	(2,799)	9,268
Net unrealized losses (gains) on derivatives	(8,689)	—
Proceeds (payments) for derivative settlements	(6,200)	—
Margin (paid) received on derivatives	(2,301)	—
Net unrealized losses (gains) on financial instruments at fair value	848,925	(545,643)
Net realized losses (gains) on sales of investments	37,031	(45,313)
Other investment (gains) losses	(517)	—
Net increase (decrease) in provision for credit losses	3,203	(58)
(Gain) loss on extinguishment of debt	2,897	284,535
Equity-based compensation expense	4,731	4,993
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	164	7,145
Decrease (increase) in other assets	(57,260)	(22,439)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	15,079	24,626
Increase (decrease) in accrued interest payable, net	6,657	(20,564)
Net cash provided by (used in) operating activities	$299,287	$410,088
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(57,473)	$(182,350)
Sales	4,187	201,653
Principal payments	253,131	509,693
Non-Agency RMBS portfolio:
Purchases	(23,000)	(9,766)
Sales	—	47,674
Principal payments	159,151	239,348
Loans held for investment:
Purchases	(1,444,542)	(2,601,071)
Sales	—	1,653,260
Principal payments	1,764,067	1,982,400
Net cash provided by (used in) investing activities	$655,521	$1,840,841
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$28,538,545	$36,235,601
Payments on secured financing agreements	(28,982,125)	(37,087,294)
Payments on repurchase of common stock	(48,886)	(1,828)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	1,029,050	5,060,056
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,498,622)	(5,846,212)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(2,769)	(18,495)
Payments on convertible debt purchases	—	(36,892)
Settlement of warrants	—	(220,945)

Common dividends paid	(234,225)	(220,242)
Preferred dividends paid	(55,283)	(55,313)
Net cash provided by (used in) financing activities	$(1,254,315)	$(2,191,564)
Net increase (decrease) in cash and cash equivalents	(299,507)	59,365
Cash and cash equivalents at beginning of period	385,741	269,090
Cash and cash equivalents at end of period	$86,234	$328,455

Supplemental disclosure of cash flow information:
Interest received	$654,650	$784,688
Interest paid	$223,845	$271,325
Non-cash investing activities:
Receivable for investments sold	$14,118	$—
Payable for investments purchased	$644,120	$192,552
Net change in unrealized gain (loss) on available-for sale securities	$(160,850)	$(119,181)
Retained beneficial interests	$—	$24,891

Transfer of investments due to consolidation
Loans held for investment, at fair value	$1,047,838	$—
Securitized debt at fair value, collateralized by loans held for investment	$774,514	$—
Non-Agency RMBS, at fair value	$(218,276)	$—

Non-cash financing activities:
Dividends declared, not yet paid	$63,860	$85,255
Conversion of convertible debt	$—	$37,340

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

During the second quarter of 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at September 30, 2022. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company did not pay any fees to Kah Capital Management, LLC during the quarter ended September 30, 2022 and paid $321 thousand in such fees during the quarter ended September 30, 2021. The Company paid $250 thousand and $1 million during the nine months ended September 30, 2022 and 2021, respectively, in fees to Kah Capital Management, LLC. These fees are paid for investment services provided and are reported within Other expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of September 30, 2022, the Company has funded $27 million towards that commitment. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Statement of Operations.

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
(b) Statements of Financial Condition Presentation
The Company’s Consolidated Statements of Financial Condition include both the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles. Retained beneficial interests of the consolidated securitization vehicles are eliminated in consolidation. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company. The Company is not obligated to provide, nor does it intend to provide, any financial support to these consolidated securitization vehicles. The notes to the consolidated financial statements describe the Company’s assets and liabilities including the assets and liabilities of consolidated securitization vehicles. See Note 9 for additional information related to the Company’s investments in consolidated securitization vehicles.

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

d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2021.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2022 or December 31, 2021.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of September 30, 2022 and December 31, 2021.

September 30, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,171,759	$6,702	$(635,696)	$542,765	$(1,745)	$786,378	$251,616	$(6,258)	$245,358
Subordinated	506,901	3,970	(166,925)	343,946	(1,610)	308,692	18,980	(52,624)	(33,644)
Interest-only	3,363,236	166,502	—	166,502	—	96,228	15,459	(85,733)	(70,274)
Agency RMBS
Interest-only	1,229,240	67,368	—	67,368	—	38,470	479	(29,377)	(28,898)
Agency CMBS
Project loans	303,369	5,931	(196)	309,104	—	297,259	—	(11,845)	(11,845)
Interest-only	2,704,539	144,664	—	144,664	—	130,725	1,651	(15,590)	(13,939)
Total	$9,279,044	$395,137	$(802,817)	$1,574,349	$(3,355)	$1,657,752	$288,185	$(201,427)	$86,758

December 31, 2021
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,283,788	$5,906	$(673,207)	$616,487	$(212)	$985,682	$369,913	$(506)	$369,407
Subordinated	845,432	5,179	(274,843)	575,768	(1)	652,025	99,240	(22,982)	76,258
Interest-only	3,904,665	191,230	—	191,230	—	172,501	36,512	(55,241)	(18,729)
Agency RMBS
Interest-only	992,978	102,934	—	102,934	—	60,487	—	(42,447)	(42,447)
Agency CMBS
Project loans	560,565	10,812	(879)	570,498	—	614,419	43,921	—	43,921
Interest-only	2,578,640	147,024	—	147,024	—	146,789	3,044	(3,279)	(235)
Total	$10,166,068	$463,085	$(948,929)	$2,203,941	$(213)	$2,631,903	$552,630	$(124,455)	$428,175

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2022 and December 31, 2021. All available for sale Non-Agency RMBS not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

September 30, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$52,192	$(6,258)	8	$—	$—	—	$52,192	$(6,258)	8
Subordinated	199,709	(43,400)	34	32,543	(9,224)	12	232,252	(52,624)	46
Interest-only	40,402	(29,741)	82	14,061	(55,992)	51	54,463	(85,733)	133
Agency RMBS
Interest-only	16,787	(7,934)	14	15,986	(21,443)	12	32,773	(29,377)	26
Agency CMBS
Project loans	289,078	(11,845)	127	—	—	—	289,078	(11,845)	127
Interest-only	122,117	(15,362)	8	257	(228)	2	122,374	(15,590)	10
Total	$720,285	$(114,540)	273	$62,847	$(86,887)	77	$783,132	$(201,427)	350

December 31, 2021
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$30,846	$(506)	2	$—	$—	—	$30,846	$(506)	2
Subordinated	36,942	(657)	7	28,371	(22,325)	9	65,313	(22,982)	16
Interest-only	11,872	(1,958)	24	30,474	(53,283)	56	42,346	(55,241)	80
Agency RMBS
Interest-only	5,003	(1,215)	4	55,486	(41,232)	21	60,489	(42,447)	25
Agency CMBS
Interest-only	131,551	(3,164)	7	491	(115)	1	132,042	(3,279)	8
Total	$216,214	$(7,500)	44	$114,822	$(116,955)	87	$331,036	$(124,455)	131

At September 30, 2022, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2022.

The Company had $2 million gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of September 30, 2022. There were no such losses on its Agency MBS as of December 31, 2021. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2022 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $18 million and $506 thousand, at September 30, 2022 and December 31, 2021, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and nine months ended September 30, 2022 and 2021 is presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$4,890	$508	$213	$180

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	851	7	2,443	475
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	(2,385)	(544)	636	(721)
Write-offs charged against the allowance	(1)	(23)	(77)	(86)
Recoveries of amounts previously written off	—	174	140	274
Ending allowance for credit losses	$3,355	$122	$3,355	$122

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of September 30, 2022 and December 31, 2021.

	September 30, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	52,377	6.9%	2.8%	38.1%
Subordinated	49,765	8.5%	0.5%	39.4%

	December 31, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	6,941	2.4%	5.1%	60.9%
Subordinated	1	10.0%	0.3%	30.0%

The increase in the allowance for credit losses for the nine months ended September 30, 2022 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2021. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at September 30, 2022 and December 31, 2021.

		September 30, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$251,616	$—	$251,616	$(4,729)	$(1,529)	$(6,258)
Subordinated	12,962	6,018	18,980	(13,566)	(39,058)	(52,624)
Interest-only	—	15,459	15,459	—	(85,733)	(85,733)
Agency RMBS
Interest-only	—	479	479	—	(29,377)	(29,377)
Agency CMBS
Project loans	—	—	—	(2,079)	(9,766)	(11,845)
Interest-only	—	1,651	1,651	—	(15,590)	(15,590)
Total	$264,578	$23,607	$288,185	$(20,374)	$(181,053)	$(201,427)

		December 31, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$369,913	$—	$369,913	$(506)	$—	$(506)
Subordinated	33,587	65,653	99,240	—	(22,982)	(22,982)
Interest-only	—	36,512	36,512	—	(55,241)	(55,241)
Agency RMBS
Interest-only	—	—	—	—	(42,447)	(42,447)
Agency CMBS
Project loans	2,060	41,861	43,921	—	—	—
Interest-only	—	3,044	3,044	—	(3,279)	(3,279)
Total	$405,560	$147,070	$552,630	$(506)	$(123,949)	$(124,455)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2022 and December 31, 2021.

	September 30, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,171,759	$46.17	67.11	5.0%	16.8%
Subordinated	506,901	67.54	60.90	4.6%	6.9%
Interest-only	3,363,236	4.95	2.86	1.0%	7.4%
Agency RMBS
Interest-only	1,229,240	5.48	3.13	0.8%	1.6%
Agency CMBS
Project loans	303,369	101.89	97.99	4.3%	4.1%
Interest-only	2,704,539	5.35	4.83	0.7%	3.8%
(1) Bond Equivalent Yield at period end.

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%
Subordinated	845,432	68.10	77.12	3.8%	7.1%
Interest-only	3,904,665	4.90	4.42	1.7%	13.2%
Agency RMBS
Interest-only	992,978	10.37	6.09	1.3%	0.3%
Agency CMBS
Project loans	560,565	101.77	109.61	4.3%	4.1%
Interest-only	2,578,640	5.70	5.69	0.7%	4.6%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2022 and December 31, 2021 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$14,897	$164,597	$295,320	$311,564	$786,378
Subordinated	4,175	7,683	122,733	174,101	308,692
Interest-only	140	33,929	59,298	2,861	96,228
Agency RMBS
Interest-only	—	5,203	33,267	—	38,470
Agency CMBS
Project loans	8,182	—	—	289,077	297,259
Interest-only	177	130,548	—	—	130,725
Total fair value	$27,571	$341,960	$510,618	$777,603	$1,657,752
Amortized cost
Non-Agency RMBS
Senior	$5,197	$138,794	$189,007	$209,767	$542,765
Subordinated	1,428	5,250	133,297	203,971	343,946
Interest-only	11,937	69,251	74,880	10,434	166,502
Agency RMBS
Interest-only	—	6,521	60,847	—	67,368
Agency CMBS
Project loans	8,182	—	—	300,922	309,104
Interest-only	519	144,145	—	—	144,664
Total amortized cost	$27,263	$363,961	$458,031	$725,094	$1,574,349

	December 31, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$3,186	$279,222	$318,684	$384,590	$985,682
Subordinated	3,303	149,089	276,979	222,654	652,025
Interest-only	2,300	140,558	29,642	1	172,501
Agency RMBS
Interest-only	—	—	60,487	—	60,487
Agency CMBS
Project loans	8,388	—	—	606,031	614,419
Interest-only	1,335	141,997	3,457	—	146,789
Total fair value	$18,512	$710,866	$689,249	$1,213,276	$2,631,903
Amortized cost
Non-Agency RMBS
Senior	$2,349	$194,506	$190,030	$229,602	$616,487
Subordinated	1	129,063	244,103	202,601	575,768
Interest-only	27,764	140,757	22,648	61	191,230
Agency RMBS
Interest-only	—	—	102,934	—	102,934
Agency CMBS
Project loans	8,388	—	—	562,110	570,498
Interest-only	1,540	142,290	3,194	—	147,024
Total amortized cost	$40,042	$606,616	$562,909	$994,374	$2,203,941

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at September 30, 2022 and December 31, 2021. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

September 30, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.8%	1.0%	3.3%	1.2%	3.1%	0.6%	12.0%

December 31, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.3%	5.5%	1.3%	2.6%	0.4%	14.5%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
Weighted average maturity (years)		19.6		21.4
Weighted average amortized loan to value (1)		58.7%		60.3%
Weighted average FICO (2)		712		706
Weighted average loan balance (in thousands)		$259		$259
Weighted average percentage owner-occupied		84.5%		84.0%
Weighted average percentage single family residence		61.6%		62.7%
Weighted average current credit enhancement		1.1%		1.2%
Weighted average geographic concentration of top four states	CA	32.4%	CA	31.2%
	NY	11.1%	NY	10.4%
	FL	7.8%	FL	8.0%
	NJ	4.6%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.

(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2022 and December 31, 2021.

Origination Year	September 30, 2022	December 31, 2021
2003 and prior	1.2%	1.4%
2004	1.0%	1.2%
2005	8.7%	8.6%
2006	46.0%	53.7%
2007	30.8%	25.3%
2008 and later	12.3%	9.8%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2022 and 2021 are as follows:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	—	—	—	47,877
Agency RMBS	18,378	—	18,378	626
Agency CMBS	—	—	—	201,037

Gross realized gains:
Non-Agency RMBS	—	—	—	37,742
Agency CMBS	—	—	—	13,735
Gross realized losses:
Non-Agency RMBS	—	—	—	(4,955)
Agency RMBS	(37,031)	—	(37,031)	(1,209)
Net realized gain (loss)	$(37,031)	$—	$(37,031)	$45,313

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes business purpose loans.

At September 30, 2022 and December 31, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $12.3 billion and $11.4 billion as of September 30, 2022 and December 31, 2021, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2022 and December 31, 2021:

	For the Nine Months Ended	For the Year Ended
	September 30, 2022	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$12,261,926	$13,112,129
Transfer due to consolidation	1,047,838	—
Purchases	1,625,222	3,364,609
Principal paydowns	(1,764,067)	(2,652,767)
Sales and settlements	(3,586)	(1,679,280)
Net periodic accretion (amortization)	(57,434)	(79,368)
Change in fair value	(1,402,600)	196,603
Balance, end of period	$11,707,299	$12,261,926

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter and nine months ended September 30, 2022. During the year ended December 31, 2021, the Company sold loans with a fair value of $450 million, with the Company retaining $25 million of beneficial interests in these loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2022 (1)	December 31, 2021 (1)
2002 and prior	6.2%	6.6%
2003	5.3%	5.7%
2004	10.2%	11.7%
2005	17.0%	18.6%
2006	21.0%	22.7%
2007	22.1%	22.6%
2008	6.7%	6.2%
2009	1.5%	1.2%
2010 and later	10.0%	4.7%
Total	100.0%	100.0%
(1) The above table excludes approximately $687 million and $437 million of Loans held for investment for September 30, 2022 and December 31, 2021, which were purchased prior to the reporting dates and settled subsequent to the reporting dates.

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2022 and December 31, 2021:

	September 30, 2022 (1)		December 31, 2021 (1)
Number of loans		115,248		114,946
Weighted average maturity (years)		20.7		19.3
Weighted average loan to value		82.6%		84.2%
Weighted average FICO		654		656
Weighted average loan balance (in thousands)		$102		$96
Weighted average percentage owner occupied		87.5%		88.8%
Weighted average percentage single family residence		80.4%		82.2%
Weighted average geographic concentration of top five states	CA	14.5%	CA	13.9%
	NY	8.7%	FL	8.1%
	FL	8.4%	NY	8.0%
	PA	4.7%	VA	4.8%
	VA	4.4%	PA	4.8%
(1) The above table excludes approximately $687 million and $437 million of Loans held for investment for September 30, 2022 and December 31, 2021, which were purchased prior to the reporting dates and settled subsequent to the reporting dates.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at September 30, 2022 and December 31, 2021, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
September 30, 2022 (1)	$716,864	$235,250	$419,543	$217,730	$401,387	$30,869	$2,021,643	$11,794,116
% of Unpaid Principal Balance	6.1%	2.0%	3.6%	1.8%	3.4%	0.3%	17.2%

December 31, 2021 (1)	$959,481	$227,593	$582,311	$215,669	$260,888	$27,712	$2,273,654	$11,082,096
% of Unpaid Principal Balance	8.7%	2.1%	5.3%	1.9%	2.4%	0.3%	20.7%
(1) The above table excludes approximately $687 million and $437 million of Loans held for investment for September 30, 2022 and December 31, 2021, which were purchased prior to the reporting dates and settled subsequent to the reporting dates.

The fair value of residential mortgage loans 90 days or more past due was $705 million and $830 million as of September 30, 2022 and December 31, 2021, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At September 30, 2022, three investment holdings with an internally developed fair value of $8.7 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $510 thousand lower, in the aggregate, than the third-party prices provided of $9.2 million. After review and discussion, the Company affirmed and valued the investments at the lower internally developed prices. No other differences were noted at September 30, 2022 in excess of the thresholds for the period. At December 31, 2021, seven investment holdings with an internally developed fair value of $50 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $8 million higher, in the aggregate, than the third-party prices provided of $42 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the thresholds for the period.

The Company’s estimate of prepayment, default and severity curves all involve judgment and assumptions that are deemed to be significant to the fair value measurement process. This subjective estimation process renders the Non-Agency RMBS fair value estimates as Level 3 in the fair value hierarchy. As the fair values of Agency MBS are more observable, these investments are classified as Level 2 in the fair value hierarchy.

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also include business purpose loans.
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

At September 30, 2022, four loan pools with an internally developed fair value of $1.4 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $69 million higher than the third-party prices provided of $1.3 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2022 in excess of the threshold for the period. At December 31, 2021, three loan pools with an internally developed fair value of $3.5 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $97 million higher than the third-party prices provided of $3.4 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $236 million and $230 million as of September 30, 2022 and December 31, 2021, respectively.

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

At September 30, 2022, three securitized debt collateralized by loans held for investment positions with an internally developed fair value of $11.8 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $164 thousand higher on a net basis than the third-party prices provided of $11.6 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at September 30, 2022 in excess of the threshold for the period. At December 31, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices

The Company’s estimates of fair value of securitized debt, collateralized by Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of September 30, 2022 and December 31, 2021, respectively:

	September 30, 2022		December 31, 2021
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	18,890	17,374	—	—
Subordinated	322,086	196,759	653,616	500,288
Interest-only	3,363,236	96,228	3,904,665	172,501
Agency RMBS
Interest-only	1,229,240	38,470	992,978	60,487
Agency CMBS
Project loans	268,609	263,865	499,186	549,529
Interest-only	2,704,539	130,725	2,578,640	146,789
Loans held for investment, at fair value	12,481,055	11,707,299	11,519,255	12,261,926
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	8,096,536	7,354,311	7,762,864	7,726,043

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the quarters and nine months ended September 30, 2022 and 2021:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	(144)	—	(1,529)	—
Subordinated	(30,295)	23,228	(75,569)	56,638
Interest-only	(15,948)	630	(51,546)	(26,941)
Agency RMBS
Interest-only	23,472	(7,134)	13,548	(12,460)
Agency CMBS
Project loans	(16,595)	(17,129)	(51,627)	(72,013)
Interest-only	(4,870)	(463)	(13,704)	1,777
Loans held for investment, at fair value	(353,650)	248,244	(1,402,683)	348,971
Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	158,517	(7,852)	679,133	249,671

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

Equity Method Investments

The Company has made investments in entities or funds. For these investments where we have a non-controlling interest, but we are deemed to be able to exert significant influence over the affairs of these entities or funds, we utilize equity method of accounting. These investments are not carried at fair value. The carrying value of the Company's equity method investments is determined using cost accumulation method. The Company adjusts the carrying value of its equity method investments for its share of earnings or losses, dividends or return of capital on a quarterly basis. The fair value of equity method investments is based on the fund valuation received from the manager of the fund. The Company has classified the characteristics used to determine the fair value of equity method investments as Level 3 inputs in the fair value hierarchy. The equity method investments are included in Other assets on Statement of Financial Condition.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2022 and December 31, 2021 are presented below.

	September 30, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,191,298	$—	$1,191,298
Agency RMBS, at fair value	—	38,470	—	—	38,470
Agency CMBS, at fair value	—	427,984	—	—	427,984
Loans held for investment, at fair value	—	236,074	11,471,225	—	11,707,299
Derivatives, at fair value	—	15,359	—	(10,970)	4,389

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,354,311	—	7,354,311
Derivatives, at fair value	—	470	—	(470)	—

	December 31, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,810,208	$—	$1,810,208
Agency RMBS, at fair value	—	60,487	—	—	60,487
Agency CMBS, at fair value	—	761,208	—	—	761,208
Loans held for investment, at fair value	—	229,627	12,032,299	—	12,261,926

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,726,043	—	7,726,043

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2022 and December 31, 2021.

Fair Value Reconciliation, Level 3
	For the Nine Months Ended
	September 30, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$1,810,208	$12,032,299	$7,726,043
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Transfer due to consolidation	(218,276)	1,047,838	774,514
Purchases of assets/ issuance of debt	23,187	1,439,348	1,029,050
Principal payments	(159,149)	(1,587,269)	(1,498,635)
Sales and Settlements	—	(3,585)	—
Net accretion (amortization)	24,026	(57,717)	2,464
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(3,201)	—	—
Realized gains (losses) on sales and settlements	—	—	—
Net unrealized gains (losses) included in income	(128,644)	(1,399,689)	(679,125)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(156,853)	—	—
Ending balance Level 3	$1,191,298	$11,471,225	$7,354,311

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

There were no transfers in or out from Level 3 during the quarter and nine months ended September 30, 2022. During the year ended December 31, 2021, there were transfers out of $272 million Loans held for investment from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2022 and December 31, 2021 follows. The weighted average discount rates are based on fair value.

	September 30, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-13%	6.5%	1%-20%	8.1%	0%-7%	1.6%	26%-79%	32.4%
Subordinated	6%-15%	8.2%	2%-17%	9.6%	0%-6%	0.4%	10%-45%	37.8%
Interest-only	0%-55%	10.1%	2%-35%	12.4%	0%-9%	1.1%	0%-87%	30.1%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1% -10%	3.9%	1% -30%	11.4%	0% -7%	1.8%	26% -78%	36.6%
Subordinated	2% -10%	5.6%	6% -45%	17.8%	0% -6%	1.1%	10% -55%	40.1%
Interest-only	0% -100%	10.3%	6% -55%	24.9%	0% -9%	1.3%	26% -84%	33.0%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of September 30, 2022 and December 31, 2021 follows:

	September 30, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	0%-10%	6.3%	0%-18%	11.7%	0%-10%	1.1%	0%-70%	49.3%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	1% -7%	2.6%	6% - 20%	15.1%	0% - 11%	1.4%	30% - 75%	56.1%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2022 and December 31, 2021, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of September 30, 2022 and December 31, 2021 follows:

	September 30, 2022	December 31, 2021
Factor:
Coupon
Base Rate	6.5%	3.1%
Actual	5.8%	6.1%

FICO
Base Rate	640	640
Actual	652	654

Loan-to-value (LTV)
Base Rate	87%	87%
Actual	83%	84%

Loan Characteristics:
Occupancy
Owner Occupied	89%	91%
Investor	5%	3%
Secondary	6%	6%
Property Type
Single family	81%	83%
Manufactured housing	3%	4%
Multi-family/mixed use/other	16%	13%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

	September 30, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	2,820,931	2,827,976
Securitized debt, collateralized by Non-Agency RMBS	3	79,967	55,952
Equity method investments	3	27,907	27,907

	December 31, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,261,613	3,265,577
Securitized debt, collateralized by Non-Agency RMBS	3	87,999	72,505

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

The long-term financing agreements include secured financing arrangements with an original term of one year or greater which is secured by Non-Agency RMBS pledged as collateral. These long-term secured financing agreements have a maturity date of February 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At September 30, 2022 and December 31, 2021, the Company has $737 million and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At September 30, 2022 and December 31, 2021, the Company has $476 million and $113 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

The secured financing agreements outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of September 30, 2022 and December 31, 2021 were:

	September 30, 2022	December 31, 2021
Secured financing agreements outstanding secured by:
Agency RMBS (in thousands)	$6,141	$23,170
Agency CMBS (in thousands)	368,554	589,535
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,446,236	2,648,908
Total:	$2,820,931	$3,261,613

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$8,048	$28,320
Agency CMBS (in thousands)	395,286	617,457
Non-Agency RMBS and Loans held for investment (in thousands)	3,314,176	3,747,573
Total:	$3,717,510	$4,393,350

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$14,024	$47,155
Agency CMBS (in thousands)	382,806	963,894
Non-Agency RMBS and Loans held for investment (in thousands)	2,806,481	2,926,880
Total:	$3,203,311	$3,937,929

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	3.10%	0.68%
Agency CMBS	3.12%	0.21%
Non-Agency RMBS and Loans held for investment	5.03%	2.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	18 Days	4 Days
Agency CMBS	24 Days	13 Days
Non-Agency RMBS and Loans held for investment	301 Days	257 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	92 Days	61 Days
Agency CMBS	35 Days	35 Days
Non-Agency RMBS and Loans held for investment	327 Days	283 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of December 31, 2021.

At September 30, 2022 and December 31, 2021, we pledged $56 million and $19 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At September 30, 2022 and December 31, 2021, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	September 30, 2022			December 31, 2021
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
1 to 29 days	$425,202	3.84%	2.77% - 6.11%	$1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	434,926	3.40%	2.74% - 4.13%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	181,282	4.26%	2.45% - 4.93%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	146,780	4.36%	3.63% - 5.96%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	546,867	5.18%	3.98% - 6.06%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	596,387	4.67%	4.33% - 5.33%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	—	NA	NA	143,239	3.05%	3.05% - 3.05%
2 to 3 years	489,487	6.79%	6.79% - 6.79%	—	NA	NA
Greater than 3 years	—	NA	NA	256,889	5.56%	5.56% - 5.56%
Total	$2,820,931	4.77%		$3,261,613	2.30%
(1) The principal balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of and December 31, 2021.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $2.0 billion unused uncommitted warehouse credit facilities as of September 30, 2022.

At September 30, 2022 and December 31, 2021, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million and $113 million, respectively. At September 30, 2022 and December 31, 2021, the debt carried a weighted average coupon of 6.7%. As of September 30, 2022, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and nine months ended September 30, 2022 and 2021.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$751	$4,374
One to Three Years	533	2,361
Three to Five Years	88	949
Greater Than Five Years	84	82
Total	$1,456	$7,766

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.1 billion and $7.8 billion, respectively. At September 30, 2022 and December 31, 2021, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 2.7% and 2.4%, respectively. As of September 30, 2022, the maturities of the debt range between the years 2023 and 2070.

The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter and nine months ended September 30, 2022. During the quarter ended September 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $189 million for $193 million. This transaction resulted in net loss on extinguishment of debt of $4 million. During the nine months ended September 30, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $260 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at September 30, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$1,799,830	$2,031,445
One to Three Years	2,705,792	2,886,255
Three to Five Years	1,767,557	1,697,760
Greater Than Five Years	1,821,698	1,145,995
Total	$8,094,877	$7,761,455

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to mange. The following table presents the par value of the callable debt by year as of September 30, 2022, excluding any debt issued by the Company where the Company only has a clean-up call.

September 30, 2022
(dollars in thousands)
Year	Principal
Currently callable	$1,222,913
2022	382,093
2023	1,436,331
2024	1,274,530
2025	1,939,919
2026	246,769
2027	871,390
Total	$7,373,945

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

During the quarter and nine months ended September 30, 2022, the Company consolidated approximately $370 million and $2.5 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans. During the quarter and nine months ended September 30, 2021, the Company securitized and consolidated approximately $450 million and $6.0 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$281,055	$399,048
Loans held for investment, at fair value	10,437,514	10,205,587
Accrued interest receivable	53,259	47,237
Other assets	18,177	14,719
Total Assets:	$10,790,005	$10,666,591

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$79,967	$87,999
Securitized debt at fair value, collateralized by Loans held for investment	6,905,913	7,118,374
Accrued interest payable	17,526	15,101
Other liabilities	2,311	2,181
Total Liabilities:	7,005,717	7,223,655
(1) September 30, 2022 balance includes allowance for credit losses of $1 million.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$139,598	$138,984
Interest expense, Non-recourse liabilities of VIEs	50,030	43,525
Net interest income	$89,568	$95,459

(Increase) decrease in provision for credit losses	$2,284	$(365)

Servicing fees	$6,701	$6,561

	For the Nine Months ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$410,873	$446,198
Interest expense, Non-recourse liabilities of VIEs	142,714	159,666
Net interest income	$268,159	$286,532

(Increase) decrease in provision for credit losses	$(859)	$(117)

Servicing fees	$20,256	$20,244

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

The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2022, ranged from less than $1 million to $21 million, with an aggregate amount of $910 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2021, ranged from less than $1 million to $220 million, with an aggregate amount of $1.4 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $865 million and $1.2 billion at September 30, 2022 and December 31, 2021, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

During the second quarter of 2022, the Company purchased a swaption contract for a one-year forward starting swap of $1.0 billion in notional amount with a 3.26% strike rate. The underlying swap terms will allow the Company to pay a fix rate of 3.26% and receive floating overnight SOFR rate. The Company paid a $6 million premium for the purchase of this swaption contract. The Company also maintains collateral in the form of cash on margin from counterparty to its swaption contact. In accordance with the Company's netting policy, the Company presents the fair value of its swaption contract net of cash margin received. See Note 15 for additional details on derivative netting.

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

The Company entered into two, pay fix - receive float, SOFR based interest rate swaps during the quarter ended September 30, 2022 with a $885 million notional amount. The weighted average pay rate on the Company's interest rate swaps at September 30, 2022 was 3.94% and the weighted average receive rate was 2.98%. The swaps had remaining maturity range of two years to five years and weighted average maturity of three years.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2022. The Company did not have any derivative instruments as of December 31, 2021.

		September 30, 2022
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	885,000	Derivatives, at fair value	$4,187	Derivatives, at fair value	$—
Swaptions	1,000,000	Derivatives, at fair value	$202	Derivatives, at fair value	$—
Total	$1,885,000		$4,389		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarter and the nine months ended September 30, 2022 and September 30, 2021, respectively is presented below.

		Net gains (losses) on derivatives for the quarters ended		Net gains (losses) on derivatives for the nine months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
		(dollars in thousands)		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	3,718	$—	3,718	$—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	(122)	—	(122)	—
Swaptions	Net unrealized gains (losses) on derivatives	6,589	—	4,971	—
Total		$10,185	$—	$8,567	$—

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million , or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during quarter and nine months ended September 30, 2022, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during quarter and nine months ended September 30, 2021, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2021, respectively.

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

The Company did not repurchase any of its common stock during the quarters ended September 30, 2022 and 2021. The Company repurchased approximately 5.4 million shares of its common stock at an average price of $9.10 for a total of $49 million during the nine months ended September 30, 2022. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the nine months ended September 30, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $177 million as of September 30, 2022.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time through any of the Sales Agents under the Securities Act of 1933. During the quarter and nine months ended September 30, 2022, the Company did not issue any shares under the at-the-market sales program.

During the quarter and nine months ended September 30, 2022, the Company declared dividends to common shareholders of $56 million and $212 million, or $0.23 and $0.89 per share, respectively. During the quarter and nine months ended September 30, 2021, the Company declared dividends to common shareholders of $79 million and $228 million, or $0.33 and $0.96 per share, respectively.

Earnings per Share (EPS)

EPS for the quarter and nine months ended September 30, 2022 and 2021, are computed as follows:

	For the Quarters Ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(204,583)	$313,030
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	238
Net income (loss) available to common shareholders - Diluted	$(204,583)	$313,268

Denominator:
Weighted average basic shares	231,750,422	235,887,296
Effect of dilutive securities	—	4,475,306
Weighted average dilutive shares	231,750,422	240,362,602

Net income (loss) per average share attributable to common stockholders - Basic	$(0.88)	$1.33
Net income (loss) per average share attributable to common stockholders - Diluted	$(0.88)	$1.30

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(665,549)	$597,067
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	2,274
Net income (loss) available to common shareholders - Diluted	$(665,549)	$599,341

Denominator:
Weighted average basic shares	234,671,912	232,717,010
Effect of dilutive securities	—	14,641,813
Weighted average dilutive shares	234,671,912	247,358,823

Net income (loss) per average share attributable to common stockholders - Basic	$(2.84)	$2.57
Net income (loss) per average share attributable to common stockholders - Diluted	$(2.84)	$2.42

For the quarter and the nine months ended September 30, 2022 potentially dilutive shares of 2.4 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. There were no potentially dilutive shares excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive for the quarter ended September 30, 2021. For the nine months ended September 30, 2021, potentially dilutive shares of 154 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter and the nine months ended September 30, 2022 and nine months ended September 30, 2021 were comprised of restricted stock units and performance stock units.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2022 and 2021:

	September 30, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(160,850)	(160,850)
Amounts reclassified from AOCI	—	—
Net current period OCI	(160,850)	(160,850)
Balance as of September 30, 2022	$244,204	$244,204

	September 30, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(82,065)	(82,065)
Amounts reclassified from AOCI	(37,116)	(37,116)
Net current period OCI	(119,181)	(119,181)
Balance as of September 30, 2021	$438,915	$438,915

There were no amounts reclassified from AOCI during the nine months ended September 30, 2022. The amounts reclassified from AOCI balance comprised of $37 million net unrealized gains on available-for-sale securities sold for the nine months ended September 30, 2021.

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. There were approximately 1 million shares available for future grants under the Incentive Plan as of September 30, 2022.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At September 30, 2022 and December 31, 2021, there are approximately 1 million and 914 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At September 30, 2022 and December 31, 2021, there are approximately 945 thousand and 699 thousand dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the nine months ended September 30, 2022 and 2021, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 221 thousand RSU awards during the nine months ended September 30, 2022 with a grant date fair value of $3 million for the 2022 performance year. The Company did not grant any RSU awards during the quarter ended September 30, 2022. The Company granted 51 thousand and 296 thousand RSU awards during the quarter and nine months ended September 30, 2021, with a grant date fair value of $1 million and $4 million, respectively for the 2021 performance year.

In addition, during the nine months ended September 30, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the first quarter of 2022 and 2021, include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. The Company did not grant any PSUs during the quarters ended September 30, 2022 and 2021. During the nine months ended September 30, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the nine months ended September 30, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.

The Company recognized stock based compensation expenses of $2 million and $5 million for the quarter and nine months ended September 30, 2022. The Company recognized stock based compensation expenses $2 million and $9 million for the quarter and nine months ended September 30, 2021.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended September 30, 2022, employees may contribute, through payroll deductions, up to $20,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarter and nine months ended September 30, 2022 were $95 thousand and $423 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarter and nine months ended September 30, 2021 were $92 thousand and $328 thousand, respectively.

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

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations generally recognize the Company’s status as a REIT and therefore the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded current income tax expense of $4 thousand and $28 thousand for the quarter and nine months ended September 30, 2022, respectively. The Company recorded current income tax expense of $1 million and $5 million for the quarter and nine months ended September 30, 2021, respectively.

On August 16, 2022, the Inflation Reduction Act, or IRA, was enacted, which, among other provisions, imposes a 15% corporate alternative minimum tax, or CAMT, on adjusted financial statement income, or AFSI, of certain “applicable corporations” with AFSI generally over $1 billion. REITs are excluded from the definition of an “applicable corporation” and, therefore, not subject to the CAMT. However, its TRSs may be subject to the CAMT if certain income thresholds are met. The CAMT is effective for tax years beginning after December 31, 2022. We do not expect the IRA to have a material impact on our financial statements.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions.The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,820,931)	$—	$(2,820,931)	$3,717,510	$55,642	$952,221
Interest Rate Swaps - Gross Assets	4,187	—	4,187	—	5,679	9,866
Interest Rate Swaps - Gross Liabilities	(470)	470	—	—	7,123	7,123
Swaptions - Gross Assets	11,172	(10,970)	202	—	—	202
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(2,806,042)	$(10,500)	$(2,816,542)	$3,717,510	$68,444	$969,412
(1) Included in other assets

	December 31, 2021
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,261,613)	$—	$(3,261,613)	$4,393,350	$19,078	$1,149,815
Total	$(3,261,613)	$—	$(3,261,613)	$4,393,350	$19,078	$1,149,815
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

We currently focus our investment activities primarily on acquiring residential mortgage loans, Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At September 30, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS. At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS.

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

Business Update

Persistent high inflation in the third quarter continued to put pressure on the Federal Reserve to raise its benchmark interest rates at a faster pace than previously estimated. The Federal Reserve responded by undertaking two 75 basis-points rate hikes in the third quarter, which brought the Federal Funds Rate north of 3%, the highest level since 2008. As a result, mortgage rates continued to surge reaching the highest level in more than 15 years causing more home buyers to pull back from the market. This has negatively impacted both the primary and secondary markets for residential mortgages.

During the third quarter of 2022, we committed to purchase $211 million of Seasoned Re-Performing residential mortgage loans that will settle in the fourth quarter. We plan to finance these loans with existing warehouse facilities. We also committed to purchase $476 million Prime Jumbo loans during the third quarter of 2022 and expect these loans to settle in the fourth quarter of 2022. Simultaneous with the purchase of the Prime Jumbo mortgage loans, to finance them, we expect to enter a $393 million, five-year non-mark-to-market senior financing facility. Additionally, we purchased and settled on $66 million of Business Purpose loans during the third quarter of 2022.

During the quarter ended September 30, 2022, we reduced our secured financing borrowings by $328 million as compared to previous quarter ended June 30, 2022. We continue to seek to optimize our liabilities through the use of securitizations. In September 2022, we sponsored CIM 2022-R3, a rated securitization of Seasoned Re-Performing residential mortgage loans with a principal balance of $370 million. Securities issued by CIM 2022-R3, with an aggregate balance of approximately $284 million, were sold in a private placement to institutional investors. These senior securities represented approximately 77% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $86 million and certain interest-only securities We also retained an option to call the securitized mortgage loans at any time beginning in September 2027. Our average cost of debt of this securitization is 5.80%.

In addition, we extended a maturing $489 million non-mark-to-market secured financing facility by an additional 29 months to February 2025. We also refinanced $114 million secured financing facility into an evergreen structure. Lastly, our short-term funding costs increased by 151 basis-points during the quarter consistent with increases in the Federal Funds Rate over the period.

Given the market outlook of higher interest rates for an extended period and the potential consequence for increasing interest expense, we entered into two interest rate swaps in September. The swaps were a $500 million two-year interest rate swap and a $380 million five-year interest rate swap contract so that we may partially hedge our borrowing costs over a longer period.

We continue to focus on growing our Residential Credit portfolio; we have acquired $1.6 billion in residential mortgage loans through the nine months ended September 30, 2022. We continue to use securitization as the primary financing vehicle for loans acquired and completed four securitizations totaling $1.4 billion this year. At the end of the third quarter, 96% of our capital is allocated to Residential Credit assets.

Market Conditions and our Strategy

The third quarter of 2022, like the previous two quarters of 2022, saw a continued rise in forward interest rates and a continued widening of credit spreads. In July, the market had started to focus on the possibility of interest rate cuts from the Federal Reserve in 2023, given concerns about slowing growth; however, such hopes faded quickly as the Federal Reserve reaffirmed its commitment to fighting inflation even at the cost of slower growth. The Federal Reserve raised its target Federal Funds Rate by 75 basis-points to 3.25% in September which was a third consecutive 75 basis-point increase. This contributed to equity markets moving lower and borrowing rates moving higher in the second half of the third quarter of 2022.

Mixed economic data, lower energy and commodity prices offset by strong employment and strength in the US Dollar have kept pressure on the Federal Reserve to continue with its planned course of rate increases. Mortgages rates also moved higher, surpassing 7% during third quarter of 2022, leading to a significant slowdown in mortgage originations for refinance activity. Housing markets have begun to show signs of softening, with slower turnover and home price appreciation.

Spreads on all fixed income sectors continued to widen, albeit after a brief tightening in July and early August. There was pervasive fear amongst investors that the high yield credit markets may be at an inflection point, with worries that higher interest rates may drive some highly leveraged companies into insolvency. Agency MBS spreads continued to widen. Securitized products spreads widened along with Agency spreads, however to a more moderate extent. The spread on both Agency MBS and securitized products are approaching levels last seen during the onset of the COVID-19 pandemic in March 2020. On the Non-Agency mortgage new issue front, the increase in deal flow of Non-QM collateral has increased pressure on spreads across the full capital structure spreading into Re-Performing and Non-Performing deals. Overall, trading in the primary market was relatively orderly, with most new issues finding clearing levels. The immediate economic outlook remains challenging, with interest rate and spread volatility expected to continue until there is some substantial softening in inflation.

As a result of higher rates and wider spreads, we continued to experience mark downs in our Agency and Residential Credit portfolios during the quarter ended September 30, 2022. This drove a decline of $1.38 per common share in our book value per common share to $7.44, as of September 30, 2022 as compared to $8.82 as of June 30, 2022.

While the current market conditions present challenges, we maintain our strategy of acquiring new assets for the portfolio while preserving low leverage and ample liquidity. As noted above, we have purchased additional hedges to protect our earnings against rising interest rates. The significant increase in interest expense during the quarter driven by increase in Federal Funds Rate led to a decline in our earnings available for distribution. As a result, the Board of Directors declared a $0.23 dividend down from $0.33 per share during the quarter.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended September 30, 2022 and June 30, 2022, and the nine months ended September 30, 2022 and September 30, 2021.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2022	June 30, 2022	QoQ Change	September 30, 2022	September 30, 2021	YoY Change
Net interest income:
Interest income (1)	$188,303	$195,357	$(7,054)	$585,835	$716,384	$(130,549)
Interest expense (2)	83,464	78,467	4,997	226,403	260,029	(33,626)
Net interest income	104,839	116,890	(12,051)	359,432	456,355	(96,923)

Increase (decrease) in provision for credit losses	(1,534)	4,497	(6,031)	3,203	(58)	3,261

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	10,307	(1,618)	11,925	8,689	—	8,689
Periodic interest cost of swaps, net	(122)	—	(122)	(122)	—	(122)
Net gains (losses) on derivatives	10,185	(1,618)	11,803	8,567	—	8,567
Net unrealized gains (losses) on financial instruments at fair value	(239,513)	(239,246)	(267)	(848,925)	545,643	(1,394,568)
Net realized gains (losses) on sales of investments	(37,031)	—	(37,031)	(37,031)	45,313	(82,344)
Gains (losses) on extinguishment of debt	—	(2,897)	2,897	(2,897)	(284,535)	281,638
Other investment gains (losses)	(462)	980	(1,442)	517	—	517
Total other gains (losses)	(266,821)	(242,781)	(24,040)	(879,769)	306,421	(1,186,190)

Other expenses:
Compensation and benefits	10,000	8,859	1,141	30,211	35,363	(5,152)
General and administrative expenses	4,836	5,944	(1,108)	16,493	16,672	(179)
Servicing and asset manager fees	8,516	9,315	(799)	27,122	27,659	(537)
Transaction expenses	2,341	6,727	(4,386)	12,872	25,614	(12,742)
Total other expenses	25,693	30,845	(5,152)	86,698	105,308	(18,610)
Income (loss) before income taxes	(186,141)	(161,233)	(24,908)	(610,238)	657,526	(1,267,764)
Income taxes	4	94	(90)	28	5,146	(5,118)
Net income (loss)	$(186,145)	$(161,327)	$(24,818)	$(610,266)	$652,380	$(1,262,646)

Dividends on preferred stock	18,438	18,438	—	55,283	55,313	(30)

Net income (loss) available to common shareholders	$(204,583)	$(179,765)	$(24,818)	$(665,549)	$597,067	$(1,262,616)

Net income (loss) per share available to common shareholders:
Basic	$(0.88)	$(0.76)	$(0.12)	$(2.84)	$2.57	$(5.41)
Diluted	$(0.88)	$(0.76)	$(0.12)	$(2.84)	$2.42	$(5.26)

Weighted average number of common shares outstanding:
Basic	231,750,422	235,310,440	(3,560,018)	234,671,912	232,717,010	1,954,902
Diluted	231,750,422	235,310,440	(3,560,018)	234,671,912	247,358,823	(12,686,911)

Dividends declared per share of common stock	$0.23	$0.33	$(0.10)	$0.89	$0.96	$(0.07)

(1) Includes interest income of consolidated VIEs of $139,598 and $140,209 for the quarters ended September 30, 2022 and June 30, 2022, respectively, and $410,873 and $446,198 for the nine months ended September 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $50,030 and $50,193 for the quarters ended September 30, 2022 and June 30, 2022, respectively, and $142,714 and $159,666 for the six months ended September 30, 2022 and 2021, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended September 30, 2022 and June 30, 2022, and for the Nine Months Ended September 30, 2022 and September 30, 2021.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended September 30, 2022 compared to the Quarter ended June 30, 2022

For the quarter ended September 30, 2022, our net loss available to common shareholders was $205 million, or $0.88 per average basic common share, as compared to a net loss of $180 million, or $0.76 per average basic common share, for the quarter ended June 30, 2022. The net loss for the quarter ended September 30, 2022 was primarily driven by additional mark to market losses on our portfolio's asset prices due to continued increases in interest rates and credit spread widening. During the quarter ended September 30, 2022, we had net unrealized losses on financial instruments at fair value of $240 million, partially offset by net interest income of $105 million. During the quarter ended June 30, 2022, we had net unrealized losses on financial instruments at fair value of $239 million, partially offset by net interest income of $117 million.

The increase in net loss available to common shareholders for the quarter ended September 30, 2022, as compared to the quarter ended June 30, 2022, was primarily driven by net realized losses on sale of investments of $37 million as compared to no sales of investments in the prior quarter, and a decrease in net interest income of $12 million, which was partially offset by a net gain on derivatives of $12 million, a decrease in provision for credit losses of $6 million, and a decrease in total other expense of $5 million.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

For the nine months ended September 30, 2022, our net loss available to common shareholders was $666 million, or $2.84 per average basic common share, compared to a net income of $597 million, or $2.57 per average basic common share for the nine months ended September 30, 2021. The net loss available for the nine months ended September 30, 2022 was primarily driven by mark to market losses on our portfolio's asset prices due to continued increases in interest rates and credit spread widening. During the nine months ended September 30, 2022, we had net unrealized losses on financial instruments at fair value of $849 million, partially offset by net interest income of $359 million. During the nine months ended September 30, 2021, we had unrealized gains on financial instruments at fair value of $546 million and net interest income of $456 million, partially offset by losses on extinguishment of debt of $285 million and other expenses of $105 million.

The increase in net loss available to common shareholders for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 was primarily driven by an increase in unrealized losses on financial instruments at fair value of $1.4 billion, a decrease in net interest income of $97 million and an increase in realized losses on sale of investments of $82 million, which was partially offset by a decrease in losses on extinguishment of debt of $282 million related to acquisitions of securitized debt collateralized by Loans held for investment and a decrease in total other expense of $19 million.

Interest Income

Quarter ended September 30, 2022 compared to the Quarter ended June 30, 2022

Interest income decreased by $7 million, or 4%, to $188 million for the quarter ended September 30, 2022 as compared to $195 million for the quarter ended June 30, 2022. This decrease in our interest income was driven by a decline in our total average interest earnings assets of $430 million and lower yields on our Non-Agency RMBS and Agency CMBS investments during the quarter ended September 30, 2022 as compared to the quarter ended June 30, 2022. During the quarter ended September 30, 2022 our interest income decreased by $6 million on our Non-Agency RMBS, and $1 million on our Agency CMBS investments, due to lower yields and lower average asset balance as compared to the quarter ended June 30, 2022.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

Interest income decreased by $130 million, or 18%, to $586 million for the nine months ended September 30, 2022 as compared to $716 million for the nine months ended September 30, 2021. This decrease in our interest income during the nine months ended September 30, 2022 was primarily driven by a decline in our average interest earning assets, lower prepayment penalties on our Agency CMBS investments and lower yields on our Loans held for investments and Non-Agency RMBS as compared to the nine months ended September 30, 2021. We reduced our average interest earning asset balances by $916 million to $13.7 billion as compared to $14.6 billion from the same period of 2021 to respond to rising interest rates and Residential Credit cycle changes. Our Non-Agency RMBS and Loans held for investment portfolio interest income decreased by $58 million and $27 million due to lower asset balances and lower yields during the nine months ended September 30, 2022 as compared to the same period of 2021. Our Agency CMBS interest income decreased by $47 million as we received lower prepayment penalties during the nine months ended September 30, 2022 as compared to the same period of 2021.

Interest Expense

Quarter ended September 30, 2022 compared to the Quarter ended June 30, 2022

Interest expense increased by $5 million, or 6%, to $83 million for the quarter ended September 30, 2022 as compared to $78 million for the quarter ended June 30, 2022. This increase in our interest expense during the quarter ended September 30, 2022 was primarily driven by the increases in Federal Funds Rate driving our secured financing agreement borrowing rates higher. During the quarter ended September 30, 2022 our interest expense on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency CMBS increased by $3 million, $1 million, and $1 million, respectively, as compared to the quarter ended June 30, 2022.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

Interest expense decreased by $34 million, or 13%, to $226 million for the nine months ended September 30, 2022 as compared to $260 million for the nine months ended September 30, 2021. This decrease was primarily driven by our de-levering efforts to reduce secured financing agreements balances, and calls of our higher rate securitized debt financing, replacing it with lower rates available.

During the nine months ended September 30, 2022 we reduced our average interest bearing liability balances by $1.2 billion to $11.3 billion as compared to $12.5 billion, from the nine months ended September 30, 2021. During the nine months ended September 30, 2022 interest expense on securitized debt decreased by $20 million and the average cost of funding on this same debt decreased by 20 basis points as compared to the nine months ended September 30, 2021. Additionally, due to lower average balances and financing rates our interest expense on secured financing agreements collateralized by Non-Agency RMBS and Loans held for investment decreased by $8 million and $5 million, respectively, as compared to the nine months ended September 30, 2021.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for interest expense on long term debt, net periodic interest cost of interest rate swaps and any interest earned on cash. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for interest payments on long term debt and any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on long term debt, net periodic interest cost of interest rate swaps and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2022	$188,303	$83,464	$122	$—	$83,586	$104,839	$(662)	$104,177
For the Quarter Ended June 30, 2022	$195,357	$78,467	$—	$—	$78,467	$116,890	$(81)	$116,809
For the Quarter Ended March 31, 2022	$202,175	$64,473	$—	$—	$64,473	$137,702	$(18)	$137,684
For the Quarter Ended December 31, 2021	$221,162	$66,598	$—	$—	$66,598	$154,564	$(12)	$154,552
For the Quarter Ended September 30, 2021	$220,579	$71,353	$—	$(239)	$71,114	$149,226	$220	$149,446
(1) Primarily interest expense on Long term debt, periodic net interest cost on swaps and interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2022			June 30, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$110,260	$274	1.0%	$126,498	$312	1.0%
Agency CMBS	445,191	4,784	4.3%	466,403	5,938	5.1%
Non-Agency RMBS	1,061,412	33,565	12.6%	1,098,317	39,362	14.3%
Loans held for investment	12,022,445	149,140	5.0%	12,378,236	149,664	4.8%
Total	$13,639,308	$187,763	5.5%	$14,069,454	$195,276	5.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$6,560	$45	2.7%	$14,665	$36	1.0%
Agency CMBS	350,883	2,009	2.3%	336,379	770	0.9%
Non-Agency RMBS	853,768	7,368	3.5%	831,864	6,221	3.0%
Loans held for investment	1,845,075	21,181	4.6%	2,190,270	18,077	3.3%
Securitized debt	8,176,766	52,983	2.6%	8,330,885	53,363	2.6%
Total	$11,233,052	$83,586	3.0%	$11,704,063	$78,467	2.7%

Economic net interest income/net interest rate spread		$104,177	2.5%		$116,809	2.9%

Net interest-earning assets/net interest margin	$2,406,256		3.1%	$2,365,391		3.3%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.20

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$115,393	$839	1.0%	$111,999	$853	1.0%
Agency CMBS	496,384	33,593	9.0%	1,163,165	80,526	9.2%
Non-Agency RMBS	1,168,586	118,603	13.5%	1,508,973	176,204	15.6%
Loans held for investment	11,921,301	432,162	4.8%	11,833,925	458,748	5.2%
Total	$13,701,664	$585,197	5.7%	$14,618,062	$716,331	6.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$14,024	$111	1.1%	$54,242	$331	0.8%
Agency CMBS	382,806	3,048	1.1%	1,040,018	1,223	0.2%
Non-Agency RMBS	835,233	19,037	3.0%	903,742	26,918	4.0%
Loans held for investment	1,971,247	52,098	3.5%	2,112,853	57,133	3.6%
Securitized debt	8,077,615	152,231	2.5%	8,394,680	172,151	2.7%
Total	$11,280,925	$226,525	2.7%	$12,505,535	$257,756	2.7%

Economic net interest income/net interest rate spread		$358,672	3.0%		$458,575	3.8%

Net interest-earning assets/net interest margin	$2,420,739		3.5%	$2,112,527		4.2%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.17

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps
Economic Net Interest Income and the Average Earning Assets

Quarter ended September 30, 2022 compared to the Quarter ended June 30, 2022

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $13 million to $104 million for the quarter ended September 30, 2022 from $117 million compared to the quarter ended June 30, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 40 basis points for the quarter ended September 30, 2022, as compared to the quarter ended June 30, 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 20 basis points for the quarter ended September 30, 2022, as compared to June 30, 2022. Our Average net interest-earning assets decreased by $41 million to $2.4 billion for the quarter ended September 30, 2022, compared to $2.4 billion for the quarter ended June 30, 2022. The decrease in our net interest rate spread is primarily due to an increase in secured financing agreement borrowing rates driven by the higher Federal Funds Rates during the quarter ended September 30, 2022 as compared to quarter ended June 30, 2022.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $100 million to $359 million for the nine months ended September 30, 2022 from $459 million for the nine months ended September 30, 2021. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 80 basis points for the nine months ended September 30, 2022, as compared to the same period of 2021. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 70 basis points for the nine months ended September 30, 2022, as compared to the same period of 2021. Our Average net interest-earning assets increased by $308 million to $2.4 billion for the nine months ended September 30, 2022, compared to $2.1 billion for the same period of 2021. The decrease in our net interest rate spread for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 is primarily due to decline in our asset yields and lower prepayment penalties received.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using secured financing agreements is typically correlated to SOFR and the term of the financing. The borrowing rate on majority of our securitized debt is fixed and correlated to the term of the financing. The table below shows our average borrowed funds, Economic interest expense, average cost of funds (inclusive of periodic interest costs on swaps), average one-month SOFR, average three-month SOFR and average one-month SOFR relative to average three-month SOFR.

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2022	$11,233,052	$83,586	2.98%	2.45%	2.84%	(0.39)%
For the Quarter Ended June 30, 2022	$11,704,063	$78,467	2.68%	0.93%	1.32%	(0.39)%
For the Quarter Ended March 31, 2022	$11,092,249	$64,473	2.32%	0.16%	0.34%	(0.18)%
For the Quarter Ended December 31, 2021	$11,477,331	$66,598	2.32%	0.05%	0.06%	(0.01)%
For the Quarter Ended September 30, 2021	$11,902,369	$71,114	2.39%	0.05%	0.05%	—%

Average interest-bearing liabilities decreased by $471 million for the quarter ended September 30, 2022, as compared to the quarter ended June 30, 2022. Economic interest expense increased by $5 million for the quarter ended September 30, 2022, as compared to the quarter ended June 30, 2022 due to increase in our secured financing agreements borrowing rates driven by higher Federal Funds Rates.

Provision for Credit Losses

Quarter ended September 30, 2022 compared to the Quarter ended June 30, 2022

For the quarter ended September 30, 2022, we recorded a decrease in provision for credit losses of $1.5 million, as compared to an increase in provision of credit losses of $4.5 million for the quarter ended June 30, 2022. The decrease in the allowance for credit losses for the quarter ended September 30, 2022, is primarily due to decrease in expected losses and delinquencies.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

For the nine months ended September 30, 2022 we recorded an increase in provision for credit losses of $3.2 million, as compared to a decrease in provision of credit losses of $58 thousand for the nine months ended September 30, 2021. The increase in provision for credit losses for the nine months ended September 30, 2022 as compared to nine months ended September 30, 2021, is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended September 30, 2022 and June 30, 2022, respectively, and nine months ended September 30, 2022 and 2021, respectively.

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2022	June 30, 2022	September 30, 2022	September 30, 2021
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$(122)	$—	$(122)	$—
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	3,718	—	3,718	—
Swaptions	6,589	(1,618)	4,971	—
Total unrealized gains (losses) on derivative instruments, net:	10,307	(1,618)	8,689	—
Total gains (losses) on derivative instruments, net	$10,185	$(1,618)	$8,567	$—

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter and nine months ended September 30, 2022, there was an increase in headline inflation, an inversion of yield curve, an increase in expected Federal Funds Rate and widening of credit spreads. As a result, we experienced mark to market losses in our Agency MBS and Residential Credit portfolios compared to prior periods. In addition, our securitized debt also experienced mark downs, resulting in mark to market gains that offset some of the mark to market losses on our asset portfolio.

During the quarter ended September 30, 2022, we had Net unrealized losses of $354 million and $47 million on Loans held for investments and Non-Agency RMBS, respectively, which were offset by Net unrealized gains on Securitized debt collateralized by loans held for investment of $159 million.

During the nine months ended September 30, 2022, we had Net unrealized losses of $1.4 billion, $129 million and $52 million on Loans held for investments, Non-Agency RMBS, and Agency MBS, respectively, which were offset by Net unrealized gains on Securitized debt collateralized by loans held for investment of $679 million.

Quarter ended September 30, 2022 compared to the Quarter ended June 30, 2022

We recorded Net unrealized losses on financial instruments at fair value of $240 million for the quarter ended September 30, 2022, as compared to the Net unrealized losses on financial instruments at fair value of $239 million for the quarter ended June 30, 2022.

Nine Months ended September 30, 2022 compared to the Nine Months ended September 30, 2021

We recorded Net unrealized losses on financial instruments at fair value of $849 million for the nine months ended September 30, 2022, as compared to Net unrealized gains on financial instruments at fair value of $546 million for the nine months ended September 30, 2021.

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

During the quarter and nine months ended September 30, 2022 we sold some of our Agency IO investments as a part of our portfolio optimization efforts and realized a loss of $37 million. We recorded a realized gain of $45 million for the nine months ended September 30, 2021 as we sold some of our Agency CMBS and Non-Agency RMBS investments to strengthen our liquidity during that period.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended September 30, 2022 and June 30, 2022, and nine months ended September 30, 2022 and 2021.

We did not acquire any securitized debt collateralized by loans held for investment during the quarters ended September 30, 2022 and June 30, 2022. We did not acquire any securitized debt collateralized by loans held for investment during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $260 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2022	$17,177	0.50%	2.44%
For the Quarter Ended June 30, 2022	$21,530	0.59%	2.73%
For the Quarter Ended March 31, 2022	$20,868	0.54%	2.36%
For the Quarter Ended December 31, 2021	$21,275	0.54%	2.24%
For the Quarter Ended September 30, 2021	$21,426	0.54%	2.29%

Compensation and benefit costs were approximately $10 million and $9 million for the quarters September 30, 2022 and June 30, 2022, respectively, and remained relatively unchanged. The Compensation and benefit costs were approximately $30 million and $35 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease in Compensation and benefit costs for the nine months ended September 30, 2022 was driven by a decline in performance based compensation costs as compared to the nine months ended September 30, 2021.

G&A expenses were approximately $5 million and $6 million for the quarters ended September 30, 2022 and June 30, 2022, respectively and remained relatively unchanged. The G&A expenses were approximately $16 million and $17 million for the nine months ended September 30, 2022 and September 30, 2021, respectively and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $2 million and $7 million for the quarters ended September 30, 2022 and June 30, 2022, respectively. The transactions expenses were approximately $13 million and $26 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease in transaction expenses for the quarter and nine months ended September 30, 2022 compared to respective prior periods are driven by lower call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained relatively unchanged at $9 million for the quarters ended September 30, 2022, and June 30, 2022. The servicing fees and asset manager expenses were $27 million and $28 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 5 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Earnings available for distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, realized gains or losses on the sales of investments, gains or losses on the extinguishment of debt, interest expense on long term debt, changes in the provision for credit losses, other gains or losses on equity investments, and transaction expenses incurred. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (36 months) rather than reported as an immediate expense.

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

	For the Quarters Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(204,583)	$(179,765)	$(281,202)	$(718)	$313,030
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	239,513	239,246	370,167	108,286	(239,524)
Net realized (gains) losses on sales of investments	37,031	—	—	—	—
(Gains) losses on extinguishment of debt	—	2,897	—	(980)	25,622
Interest expense on long term debt	—	—	—	—	238
Increase (decrease) in provision for credit losses	(1,534)	4,497	240	92	(386)
Net unrealized (gains) losses on derivatives	(10,307)	1,618	—	—	—
Transaction expenses	2,341	6,727	3,804	4,241	3,432
Stock Compensation expense for retirement eligible awards	(310)	(309)	723	(363)	(365)
Other investment (gains) losses	462	(980)	—	—	—
Earnings available for distribution	$62,613	$73,931	$93,732	$110,558	$102,047

GAAP net income (loss) per diluted common share	$(0.88)	$(0.76)	$(1.19)	$—	$1.30
Earnings available for distribution per adjusted diluted common share	$0.27	$0.31	$0.39	$0.46	$0.42

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Weighted average diluted shares - GAAP	231,750,422	235,310,440	237,012,702	236,896,512	240,362,602
Potentially dilutive shares (1)	2,425,579	2,277,366	2,421,546	2,672,393	—
Adjusted weighted average diluted shares - Earnings available for distribution	234,176,001	237,587,806	239,434,248	239,568,905	240,362,602

(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 31, 2022, June 30, 2022, March 31, 2022, and December 31, 2021.

Our Earnings available for distribution for the quarter ended September 30, 2022 were $63 million, or $0.27 per average diluted common share, and decreased by $11 million, or $0.04 per average diluted common share, as compared to $74 million, or $0.31 per average diluted common share, for the quarter ended June 30, 2022. The decrease in Earnings available for distribution was driven by an increase in interest expense driven by the higher Fed Funds rate and no prepayment penalties or early paydowns received during the quarter ended September 30, 2022 as compared to the quarter ended June 30, 2022.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2022	(26.47)%	14.81%	13.30%
For the Quarter Ended June 30, 2022	(20.45)%	14.81%	13.29%
For the Quarter Ended March 31, 2022	(29.72)%	15.57%	14.38%
For the Quarter Ended December 31, 2021	1.87%	16.30%	15.45%
For the Quarter Ended September 30, 2021	35.47%	15.99%	14.54%
* Excludes long term debt expense.

Return on average equity decreased by 602 basis points for the quarter ended September 30, 2022, as compared to the quarter ended June 30, 2022. This decrease is driven primarily by lower unrealized asset pricing losses on our financial instruments. Economic net interest income as a percentage of average equity remained unchanged for the quarter ended September 30, 2022 compared to the quarter ended June 30, 2022. Earnings available for distribution as a percentage of average common equity remained relatively unchanged for the quarter ended September 30, 2022 compared to the quarter ended June 30, 2022.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2022, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the nine months ended September 30, 2022, on an aggregate basis, we purchased $1.5 billion of investments and received $2.2 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2022 and December 31, 2021.

	September 30, 2022	December 31, 2021
Interest earning assets at period-end (1)	$13,365,051	$14,893,829
Interest bearing liabilities at period-end	$10,255,209	$11,075,655
GAAP Leverage at period-end	3.9:1	3.0:1
GAAP Leverage at period-end (recourse)	1.1:1	0.9:1
(1) Excludes cash and cash equivalents.

	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.6%	10.1%	8.9%	12.1%
Senior	3.9%	4.5%	5.9%	6.5%
Subordinated	2.5%	4.2%	2.3%	4.4%
Interest-only	1.2%	1.4%	0.7%	1.2%
Agency RMBS	0.5%	0.8%	0.3%	0.4%
Interest-only	0.5%	0.8%	0.3%	0.4%
Agency CMBS	3.2%	5.3%	3.2%	5.2%
Project loans	2.2%	4.2%	2.2%	4.2%
Interest-only	1.0%	1.1%	1.0%	1.0%
Loans held for investment	88.7%	83.8%	87.6%	82.3%
Fixed-rate percentage of portfolio	96.3%	95.4%	95.5%	94.4%
Adjustable-rate percentage of portfolio	3.7%	4.6%	4.5%	5.6%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at September 30, 2022 and December 31, 2021. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,171,759	$46.17	$67.11	5.0%	16.8%	8.6%	12.9%	2.0%	1.8%	28.1%	2.1%
Subordinated	$506,901	$67.54	$60.90	4.6%	6.9%	8.4%	16.0%	0.2%	0.2%	34.0%	6.2%
Interest-only	$3,363,236	$4.95	$2.86	1.0%	7.4%	8.5%	16.2%	0.8%	0.9%	40.1%	1.6%
Agency RMBS
Interest-only	$1,229,240	$5.48	$3.13	0.8%	1.6%	18.6%	20.1%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$303,369	$101.89	$97.99	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,704,539	$5.35	$4.83	0.7%	3.8%	3.0%	6.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,481,055	$98.40	$93.95	5.7%	5.1%	11.4%	14.0%	0.7%	0.7%	34.0%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%	14.1%	14.6%	1.6%	1.9%	23.6%	2.8%
Subordinated	$845,432	$68.10	$77.12	3.8%	7.1%	18.6%	19.3%	0.2%	0.5%	28.9%	3.6%
Interest-only	$3,904,665	$4.90	$4.42	1.7%	13.2%	22.2%	25.5%	1.0%	1.8%	23.4%	—%
Agency RMBS
Interest-only	$992,978	$10.37	$6.09	1.3%	0.3%	25.6%	26.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$560,565	$101.77	$109.61	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,578,640	$5.70	$5.69	0.7%	4.6%	14.0%	30.9%	N/A	N/A	N/A	N/A
Loans held for investment	$11,519,255	$99.22	$106.58	5.5%	4.9%	16.1%	15.0%	0.9%	0.4%	50.5%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Balance, beginning of period	$241,391	$258,494	$333,546	$352,545	$338,024
Accretion of discount	(12,989)	(17,408)	(19,470)	(22,172)	(21,820)
Purchases	—	—	—	—	1,995
Sales	—	—	—	—	—
Elimination in consolidation	—	—	(60,361)	—	—
Transfers from/(to) credit reserve, net	(20,590)	305	4,779	3,173	34,346
Balance, end of period	$207,812	$241,391	$258,494	$333,546	$352,545

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Balance, beginning of period	$91,187	$94,590	$106,240	$107,686	$129,053
Realized losses	(1,517)	(909)	7,995	(987)	(229)
Accretion	2,588	2,614	3,049	2,928	3,374
Purchased losses	—	—	—	—	1,006
Sold losses	—	—	—	—	—
Losses removed due to consolidation	—	—	(10,191)	—	—
Increase/(decrease)	11,136	(5,108)	(12,503)	(3,387)	(25,518)
Balance, end of period	$103,394	$91,187	$94,590	$106,240	$107,686

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Balance, beginning of period	$315,299	$409,650	$369,028	$340,431	$420,323
Realized losses	(8,127)	(10,766)	(12,260)	(8,368)	(7,641)
Accretion	3,989	4,563	4,251	4,074	4,487
Purchased losses	—	3,028	14,883	3,485	5,524
Losses added due to consolidation	—	—	49,774	—	—
Increase/(decrease)	(25,987)	(91,176)	(16,026)	29,406	(82,262)
Balance, end of period	$285,174	$315,299	$409,650	$369,028	$340,431

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

As discussed earlier, during the nine months ended September 30, 2022, we experienced mark downs in our Agency, Residential Credit and securitized debt portfolios as a result of the increase in headline inflation, an inversion of yield curve, an increase in the expected Federal Funds Rate and widening of credit spreads. If these conditions become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $86 million and $386 million at September 30, 2022 and December 31, 2021, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $228 million from December 31, 2021 to September 30, 2022.

Our operating activities provided net cash of approximately $299 million and $410 million for the nine months ended September 30, 2022 and 2021, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $431 million and $513 million during the nine months ended September 30, 2022 and 2021, respectively.

Our investing activities provided cash of $656 million and $1.8 billion for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $2.2 billion. This cash received was offset in part by cash used on investment purchases of $1.5 billion, primarily consisting of Loans held for investment of $1.4 billion, Agency MBS of $57 million and Non-Agency RMBS of $23 million. During the nine months ended September 30, 2021, we received cash from sale of investments of $1.9 billion, primarily consisting of Loans held for investments of $1.7 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $2.7 billion. This cash provided was offset in part by cash used on investment purchases of $2.8 billion, primarily consisting of Loans held for investments.

Our financing activities used cash of $1.3 billion and $2.2 billion for the nine months ended September 30, 2022 and 2021, respectively. During the nine months ended September 30, 2022, we primarily used cash for repayment of principal on our securitized debt of $1.5 billion, net payments on our secured financing agreements of $444 million, payment of common and preferred dividends of $290 million, and repurchase of our common stock of $49 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $1.0 billion. During the nine months ended September 30, 2021, our financing efforts were focused on taking advantage of a low interest rate environment to collapse and securitize debt borrowings that significantly reduce our cost of funding. During the nine months ended September 30, 2021, we primarily used cash for repayment of principal on our securitized debt of $5.9 billion, net payments on our secured financing agreements of $852 million, settlement of warrants of $221 million, and paid common and preferred dividends of $276 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $5.1 billion.

Our recourse leverage was 1.1:1 and 0.9:1 at September 30, 2022 and at December 31, 2021, respectively and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At September 30, 2022 and December 31, 2021, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	September 30, 2022			December 31, 2021
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
1 to 29 days	$425,202	3.84%	2.77% - 6.11%	$1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	434,926	3.40%	2.74% - 4.13%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	181,282	4.26%	2.45% - 4.93%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	146,780	4.36%	3.63% - 5.96%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	546,867	5.18%	3.98% - 6.06%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	596,387	4.67%	4.33% - 5.33%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	—	NA	NA	143,239	3.05%	3.05% - 3.05%
2 to 3 years	489,487	6.79%	6.79% - 6.79%	—	NA	NA
Greater than 3 years	—	NA	NA	256,889	5.56%	5.56% - 5.56%
Total	$2,820,931	4.77%		$3,261,613	2.30%
(1) The principal balance for secured financing agreements in the table above is net of $3 million of deferred financing cost as of December 31, 2021.

Average remaining maturity of Secured financing agreements secured by:
	September 30, 2022	December 31, 2021
Agency RMBS (in thousands)	18 Days	4 Days
Agency CMBS (in thousands)	24 Days	13 Days
Non-Agency RMBS and Loans held for investment (in thousands)	301 Days	257 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have increased during the third quarter of 2022. At September 30, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 28.4%. At December 31, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 6.7% and Non-Agency RMBS and Loans held for investment was 27.9%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of September 30, 2022, we have entered into $737 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by non-agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of September 30, 2022 we have $476 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At September 30, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 3.1%, Agency CMBS was 3.1% and Non-Agency MBS and Loans held for investment was 5.0%. At December 31, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 2.8%.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End September 30, 2022	$3,056,286	$2,820,931
Quarter End June 30, 2022	$3,373,179	$3,148,832
Quarter End March 31, 2022	$3,222,122	$3,424,405
Quarter End December 31, 2021	$3,468,212	$3,261,613
Quarter End September 30, 2021	$3,824,615	$3,788,336

Our secured financing agreements do not required us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2022 and December 31, 2021, the carrying value of our total interest-bearing debt was approximately $10.3 billion and $11.1 billion, respectively, which represented a leverage ratio of approximately 3.9:1 and 3.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2022, we had secured financing agreements with 14 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are highly rated. As of September 30, 2022 and December 31, 2021, we had $3.7 billion and $4.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation, increases in the Fed Funds Rate and the COVID-19 pandemic.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2022:

September 30, 2022
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	9	1,422,789	498,224
Japan	1	717,902	258,378
Canada	1	406,233	113,566
Netherlands	1	47,546	1,898
South Korea	1	122,226	6,352
Switzerland	1	104,235	51,276
Total	14	$2,820,931	$929,694
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At September 30, 2022, we did not have any exposure to a counterparty which exceeded 10% of our equity.

At September 30, 2022, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any common stock during the quarters ended September 30, 2022 and June 30, 2022. We repurchased approximately 5.4 million shares of our common stock at an average price of $9.10 for a total of $49 million during the nine months ended September 30, 2022. We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the nine months ended September 30, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $177 million as of September 30, 2022.

In February 2022, we entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and
RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time through any of the Sales Agents under the Securities Act of 1933. During the quarter and nine months ended September 30, 2022, we did not issue any shares under the at-the-market sales program.

During the quarter ended September 30, 2022 and June 30, 2022, we declared dividends to common shareholders of $56 million and $78 million, or $0.23 and $0.33 per share, respectively. During the nine months ended September 30, 2022 and September 30, 2021, we declared dividends to common shareholders of $212 million and $228 million, or $0.89 and $0.96 per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended September 30, 2022 and June 30, 2022, respectively. We declared dividends to Series A preferred stockholders of $9 million, or $1.50 per preferred share, during the nine months ended September 30, 2022 and September 30, 2021, respectively.

We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended September 30, 2022 and June 30, 2022, respectively. We declared dividends to Series B preferred stockholders of $20 million, or $1.50 per preferred share, during the nine months ended September 30, 2022 and September 30, 2021, respectively.

We declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during the quarters ended September 30, 2022 and June 30, 2022, respectively. We declared dividends to Series C preferred stockholders of $15 million, or $1.453125 per preferred share, during the nine months ended September 30, 2022 and September 30, 2021, respectively.

We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended September 30, 2022 and June 30, 2022, respectively. We declared dividends to Series D preferred stockholders of $12 million, or $1.50 per preferred share, during the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the nine months ended September 30, 2022 and 2021, we granted RSU awards to our employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We did not grant any RSU awards during the quarter ended September 30, 2022 and granted 93 thousand RSU awards during the quarter ended June 30, 2022 with a grant date fair value of $1 million. We granted 221 thousand and 296 thousand RSU awards during the nine months ended September 30, 2022 and 2021, with a grant date fair value of $3 million and $4 million, respectively. In addition, during the nine months ended September 30, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the first quarter of 2022 and 2021 include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. We did not grant any PSU awards during the quarters ended September 30, 2022 and June 30, 2022. During the nine months ended September 30, 2022 and September 30, 2021, we granted 128 thousand and 182 thousand, PSU awards to senior management with a grant date fair value of $2 million, respectively.
At September 30, 2022 and December 31, 2021, there were approximately 3.0 million and 2.8 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at September 30, 2022 and December 31, 2021. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,331,444	$489,487	$—	$—	$2,820,931
Securitized debt, collateralized by Non-Agency RMBS	751	533	88	84	1,456
Securitized debt at fair value, collateralized by Loans held for investment	1,799,830	2,705,792	1,767,557	1,821,698	8,094,877
Interest expense on MBS secured financing agreements (1)	20,026	2,491	—	—	22,517
Interest expense on securitized debt (1)	208,681	299,397	176,184	169,682	853,944
Total	$4,360,732	$3,497,700	$1,943,829	$1,991,464	$11,793,725
(1) Interest is based on variable rates in effect as of September 30, 2022.

December 31, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,861,485	$143,239	$256,889	$—	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS	4,374	2,361	949	82	7,766
Securitized debt at fair value, collateralized by Loans held for investment	2,031,445	2,886,255	1,697,760	1,145,995	7,761,455
Interest expense on MBS secured financing agreements (1)	7,687	352	1,270	—	9,309
Interest expense on securitized debt (1)	170,798	223,316	117,998	101,367	613,479
Total	$5,075,789	$3,255,523	$2,074,866	$1,247,444	$11,653,622
(1) Interest is based on variable rates in effect as of December 31, 2021.

Not included in the table above are the unfunded construction loan commitments of $10 million and $23 million as of September 30, 2022 and December 31, 2021, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

Capital Expenditure Requirements

At September 30, 2022 and December 31, 2021, we had no material commitments for capital expenditures.

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the effect of inflation and updated Federal Reserve rate hike projections in 2022. As the Federal Reserve increases its Federal Funds Rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the U.S., the Alternative Reference Rates Committee (“ARRC”) has identified SOFR as its preferred alternative rate for U.S. dollar-based LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. However, there are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions contracts that use LIBOR as a benchmark for adjustable interest rates to another benchmark, once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract that does not select a benchmark replacement for LIBOR or identify a person authorized to select a benchmark replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based benchmark replacement is selected to replace LIBOR, the person responsible under a contract for determining values is not required to obtain the consent of anyone before determining values based on that benchmark replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association protocol, (ii) CME Term SOFR for all covered non-government-sponsored enterprise (“GSE”) cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts. The proposed rules are not yet final. When final rules are released, we will evaluate the impact of the final rules on assets and liabilities covered by the legislation and continue to consider all available options, including the potential impact on certain classes of our outstanding fixed-to-floating preferred stock. However, we believe that the Act should provide some measure of certainty with respect to the treatment of such instruments once LIBOR is permanently discontinued.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2022 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2022
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	5.55%	6.79%
-50 Basis Points	2.62%	3.25%
Base Interest Rate	—	—
+50 Basis Points	(2.37)%	(3.09)%
+100 Basis Points	(4.78)%	(5.95)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2022. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2022
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$2,133,475	$7,290,374	$25,733	$3,934,402	$13,383,984
Cash equivalents	86,234	—	—	—	86,234
Total rate sensitive assets	$2,219,709	$7,290,374	$25,733	$3,934,402	$13,470,218

Rate sensitive liabilities	5,249,253	4,925,987	—	4,187	10,179,427
Interest rate sensitivity gap	$(3,029,544)	$2,364,387	$25,733	$3,930,215	$3,290,791

Cumulative rate sensitivity gap	$(3,029,544)	$(665,157)	$(639,424)	$3,290,791

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(22)%	(5)%	(5)%	24%

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

Cybersecurity Risk

We have a suite of information security controls including enterprise technology hardware and software solutions, security programs such as cybersecurity risk assessment and tabletop exercise specific to our industry, testing of the resiliency of our systems including penetration and disaster recovery tests to continually improve our Business Continuity program against ever-changing threat landscape. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. Our round-the-clock Security Operation Center actively monitors suspicious activities including tactics, techniques, or procedures related to state-sponsored threat actors and associated groups. Our cybersecurity user awareness program provides regular training sessions on cybersecurity risks and mitigation strategies. We assess our cybersecurity risk awareness, prevention, detection, response and recovery capabilities against industry standard frameworks and maturity models. In addition, we had an independent third-party perform a cybersecurity maturity assessment of our systems, policies and procedures focused on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework and the SEC's Office of Compliance Inspections and Examinations, or OCIE cybersecurity guidance last year. The review noted positive findings as well as a few low-risk recommendations which have been implemented to further improve our cyber security maturity level.

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the third quarter of 2022, the Company replaced its investment accounting sub-ledger system. Other than previously mentioned update, there has been no such changes, during the third quarter of 2022.

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

No shares of common stock were repurchased by the Company under the Company's share repurchase program during the quarter ended September 30, 2022, and as of September 30, 2022, approximately $177 million remained available for future repurchases under the Company's share repurchase program.

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
Date: November 3, 2022

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: November 3, 2022