Form 10-K
period 2022-12-31
CHIMERA INVESTMENT CORP
filed 2023-02-17
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  December 31, 2022

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
☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-
based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

At June 30, 2022, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,010,886,935 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2023 was 231,826,520.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

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
•the impact of and changes to various government programs;
•the impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
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

PART I

Item 1.    Business

The Company

We are a publicly traded REIT that is primarily engaged in the business of investing directly or having a beneficial interest in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, business purpose and investor loans, and other real estate-related assets. The MBS and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes.

We use leverage to increase potential returns from our investments. Subject to maintaining our REIT status and exemption from registration under the Investment Company Act of 1940, as amended, or the 1940 Act, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to mortgage credit fundamentals. We were incorporated in Maryland on June 1, 2007 and commenced operations on November 21, 2007.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment.  We adjust our strategy in response to changing market conditions by shifting our asset allocations across various asset classes as interest rate and credit cycles change over time.  We believe that our strategy will provide us an opportunity to pay dividends throughout changing market cycles.

We attempt to increase our potential returns and finance the acquisition of our assets by borrowing funds secured by our assets (leverage). Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources, including securitizations, secured borrowing through the use of warehouse facilities and repurchase agreements, as well as the issuance of debt and equity capital. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

During 2022, we focused our investment activities primarily on acquiring and securitizing pools of residential mortgage loans and, when we believed market or other conditions were favorable, exercising call options on existing securitizations to acquire the underlying mortgage loans and use additional securitization to re-finance those called mortgage loans at lower rates and/or more efficient leverage. During 2023, we expect to continue acquiring and securitizing mortgage loans as well as calling our existing securitizations depending on market conditions. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, or the Risk Retention Rules, which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors, such as those experienced in the early stages of COVID-19 pandemic.” discussion in Item 1A “Risk Factors” section for more details. We generally finance these subordinate securities with secured financing agreements. The securities we do not retain are typically sold through securities underwriters. Other than the Risk Retention Rules, there is no limit on the amount we may retain of these below-investment-grade subordinate certificates. As discussed below, during 2022 our use of leverage with respect to the retained securities from the securitizations we sponsored remained low and we have entered into several new non-mark-to-market facilities to finance these retained securities.

In addition, we have purchased and expect to continue to purchase business purpose loans. We believe these business purpose loans strengthened our portfolio in 2022 because they are short duration assets and have a high average coupon, providing an attractive risk reward profile in times of rate volatility. Currently, we do not use term securitization to finance business purpose loans because of their short duration. We currently finance these loans using repurchase facilities, but we may look to finance these loans with revolving securitization structures in the future.

In 2023, in addition to our securitization and business purpose loan activities, we expect to increase our Agency and Non-Agency RMBS and CMBS portfolios. We have also financed and may continue to finance a portion of our loan portfolio with long-term secured financing facilities rather than securitization depending on market conditions.

Our Securitization Programs

We currently have the following five securitization programs:

•Our “R” program, our most active program, securitizes seasoned reperforming mortgage loans, whether newly acquired from a third party or upon the exercise of a call option, in a REMIC transaction;
•Our “NR” program securitizes seasoned residential mortgage loans that are not eligible to be securitized in Real Estate Mortgage Investment Conduit, or REMIC, transactions;
•Our “I” program securitizes Non-Agency eligible investor mortgage loans;
•Our “J” program securitizes jumbo prime residential mortgage loans; and
•Our “INV” program securitizes Agency-eligible investor mortgage loans.

We did not sponsor any securitizations under our “J” and “INV” programs during the year ended December 31, 2022.

“R” and “NR” Non-Rated Programs. The securities issued in our “R” and “NR” securitizations are generally not rated and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. During 2022, we sponsored three “R” securitizations and one “NR” securitization. We are generally required under GAAP to consolidate the assets and liabilities of the “NR” and “R” securitization entities for financial reporting purposes. Each of the consolidated entities is independent of us and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor or depositor) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

“I” Programs. The securities issued in our “I” securitizations are rated by one or more nationally recognized statistical ratings organizations, or NRSRO, and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. We are generally required under GAAP to consolidate the assets and liabilities of the “I” securitization entities for financial reporting purposes. We sponsored one securitization under our “I” securitization program.

The table below sets forth certain information about our “R”, “NR” and the “I” securitizations we completed during the year ended December 31, 2022.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
	(dollars in thousands)
CIM 2022-R1	328,226	263,729	64,497	290,201	225,724	64,476
CIM 2022-R2	508,202	380,389	127,813	471,030	343,363	127,667
CIM 2022-I1	219,442	122,997	96,445	212,738	116,293	96,445
CIM 2022-R3	369,891	283,891	86,000	355,613	269,613	86,000
CIM 2022-NR1	144,912	105,061	39,851	141,410	101,843	39,567
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

Our Investment Portfolio

At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS. At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS.

As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the changes in the composition of our assets during 2022 relates primarily to the acquisition of seasoned re-performing loans, or RPLs, and business purpose loans, while preserving low leverage and ample liquidity.

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage Loans

We invest in residential mortgage loans (mortgage loans secured by residential real property) through secondary market purchases from banks, non-bank financial institutions, and the Agencies. Our residential mortgage loan portfolio is comprised primarily of reperforming residential mortgage loans, which have been outstanding, or seasoned, for more than 120 months, and typically have higher loan-to-value ratios and spottier pay histories.

Our residential mortgage loan portfolio also includes business purpose loans and investor loans. Our business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property typically will be either (i) sold by the borrower, or (ii) refinanced by the borrower who may then subsequently sell or rent the property. Most, but not all, of the properties securing our business purpose loans are residential, and a portion of the loan is used to cover renovation costs. Our business purpose loans are included as a part of our Loans held for investment portfolio and are carried at fair value. Our business purpose loans tend to be short duration, often less than one year, and generally the coupon rate is higher than our residential mortgage loans.

Our investor loans are loans to individuals securing non-primary residences as well as to individuals or businesses who rent the residential properties secured by such loans. We acquire pools of such loans which are eligible sale to one of the Agency as well as pools of loans which are not eligible for such sales. In both cases, we securitize the investor loans as part of our loan securitization program.

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

We engage a third party to perform an independent review of the mortgage files to assess the origination and servicing of the mortgage loans, as well as our ability to enforce the lien on the related mortgaged properties. We typically do not review all the loans in a pool, but rather select loans for diligence review utilizing random sampling based criteria such as property location, loan size, effective loan-to-value ratio, borrower’s credit score, delinquency status and other criteria we believe to be important indicators of credit risk. Additionally, we typically obtain representations and warranties with respect to the mortgage loans from each seller, including the origination and servicing of the mortgage loans as well as the enforceability of the lien on the related mortgaged properties. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

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

We have invested in a limited partnership managed by a registered investment advisor in which we own a minority equity interest. The limited partnership invests in REIT eligible assets, primarily residential assets. We make other similar investments as well as invest in entities which originate or service mortgage loans.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition. Our investment committee periodically reviews our compliance with the investment guidelines. Our risk and audit committees of our Board of Directors also review our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at regularly scheduled risk and audit committee meetings.

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders.  We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2022 and 2021, our ratio of debt-to-equity was 4.0:1 and 3.0:1, respectively. For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of securitized debt and secured financing agreements.

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

We modified our financing strategy in 2020 following the dislocations experienced in the financial markets in connection with the onset of the COVID-19 pandemic. We now maintain a portion of our financing in non-mark-to-market facilities and mark-to-market holiday facilities (meaning, the market value of the collateral must drop below a threshold before a lender can issue a margin call) to finance a portion of our non-Agency RMBS, including risk retention securities. The percentage of our financing allocated to such facilities will vary depending on market conditions. We believe that non-mark-to-market facilities will continue to be a material portion of our financing strategy.

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

•interest rate caps, swaps and swaptions;
•puts and calls on securities or indices of securities;
•Eurodollar futures contracts and options on such contracts;
•U.S. Treasury futures, forward contracts, other derivative contracts and options on U.S. Treasury securities; and
•other similar transactions.

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt obligations with the maturities of our assets and (ii) to match the interest rates on our investments with similar debt directly or through interest rate swaps, caps or other financial instruments, or through a combination of these strategies.  This helps us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our asset values and net interest margins.

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

Licenses

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase and sale of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not directly engage in loan servicing ourselves and do not expect to do so. As of December 31, 2022, we hold licenses or exempt status, through two of our wholly owned subsidiaries in 23 states, which require either a license or an exemption. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses and exemption statuses. Our failure to obtain or maintain required licenses or exemption statuses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. We continue to have a focus on diversity initiatives. We offer internal training programs on financial markets, business ethics, government regulatory rules and other topics. We encourage personnel to attend industry sponsored or other conferences and have a tuition reimbursement program to help personnel to further develop their skills and to stay current on evolving trends impacting our industry.

We focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities. We provide competitive financial benefits such as a 401(k) retirement plan with a company match and offer a comprehensive healthcare benefit plan and other tools to support our employees’ health and well-being. We also generally grant awards of restricted stock units on an annual basis to a meaningful portion of our employees. We have a matching gift program to encourage personnel to be charitable and to support 501(c)(3) organizations.

At December 31, 2022, we had 39 employees, all of whom were full-time. We believe that diversity and inclusion are conducive to a stronger workplace and better decision making. As of December 31, 2022, 74% of our workforce was either gender or racially diverse. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

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

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2022 Form 10-K, in evaluating our company and our business.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.  As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Summary Risk Factors

Risks Related to Financing

•Our inability to access funding, or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the financial, mortgage, housing or related sectors.
•An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability.
•Volatile market conditions may result in a decline in the market value of our assets, which may result in margin calls that may force us to sell assets, which may materially adversely affect our liquidity and profitability.
•Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.
•Failure to effectively manage our liquidity would adversely affect our results and financial condition.
•We may have difficulty accessing or be unable to access capital markets.
•The elimination of LIBOR may affect our financial results.

Risks Related to Hedging

•Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
•We may enter into hedging instruments that could expose us to contingent liabilities in the future, which could materially adversely affect our results of operations.
•The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.
•Clearing facilities or exchanges upon which our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

Risks Associated with Our Investments

•Interest rate fluctuations may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.
•The current flattening and inversion of the yield curve has caused and may continue to cause differences in timing of interest rate adjustments on our interest earning assets and our borrowings, which has and may continue to adversely affect the net interest spread we earn on our assets.
•The impact of inflation may adversely affect our financial performance.
•A significant portion of our RMBS portfolio is subject to U.S. risk retention rules.
•Risks related to our subprime portfolio may affect our financial condition and results of operations
•Risks related to our investments in RMBS and Non-Agency MBS.
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
•Competition may affect ability and pricing of our target assets.
•Our executive officers and other key personnel are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.
•Risks related to third-parties, including their capability to perform certain services, compliance with applicable laws and the use of third-party analytical models and data.
•The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance and may adversely affect their ability to perform their servicing obligations.
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
•We have an indirect ownership interest in a registered investment adviser.

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
•The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to (among other things) disruption in the mortgage, housing or related sectors.
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

Risks Related to Financing

Our inability to access funding, our cost of funding or the terms on which such funding is available could have a material adverse effect on our financial condition, particularly during times of severe market disruption in the financial, mortgage, housing or related sectors.

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

Issues related to financing are exacerbated in times of significant dislocation in the financial markets, such as current conditions. It is possible our lenders will become unwilling or unable to provide us with financing and we could be forced to sell our assets at an inopportune time when prices are depressed. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also have and may continue to revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including haircuts and requiring additional collateral in the form of cash, based on, among other factors, the regulatory environment and their management of actual and perceived risk, particularly with respect to assignee liability. Moreover, the amount of financing we receive under our repurchase agreements will be directly related to our lenders’ valuation of our target assets that cover the outstanding borrowings. Typically, repurchase agreements grant the lender the absolute right to reevaluate the fair market value of the assets that cover outstanding borrowings at any time. If a lender determines in its sole discretion that the value of the assets has decreased, it has the right to initiate a margin call. These valuations may be different than the values that we ascribe to these assets and may be influenced by recent asset sales and distressed levels by forced sellers. A margin call requires us to transfer additional assets or cash to a lender without any advance of funds from the lender for such transfer or to repay a portion of the outstanding borrowings.

An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. Historically, we relied primarily on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities. In an effort to be less impacted by market dislocations, we have moved some of our financing to longer-term mark-to-market financing and longer-term non-market-to-market and limited mark-to-market financing which is more expensive than traditional short-term mark-to-market financing. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. During a period of rising interest rates and flattening or inverted yield curves such as the current market, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. As these events occurred in 2022, and are continuing, we have and may continue to experience a decrease in net income or incur a net loss.

Volatile market conditions may result in a decline in the market value of our assets, which may result in margin calls that may force us to sell assets, which may materially adversely affect our liquidity and profitability.

In general, the market value of our residential mortgage and MBS investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices, and the real estate market generally. A decline in the market value of our residential mortgage or MBS investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. During periods of market dislocation, such as those experienced in the early stages of COVID-19 pandemic or in connection with the Federal Funds Rate increases starting in early 2022, we may experience significantly higher margin calls and haircuts with respect to our repurchase agreements. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. Thus, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, to maintain liquidity.

Our business strategy involves the use of leverage. We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. For example, in response to the changes in rates and margins calls we received during the first months of the COVID-19 pandemic, in 2020, we entered into several non-mark-to-market and mark-to-market holiday financing facilities. Similarly, in 2022, as the Federal Reserve increased interest rates we added more non-MTM facilities. These facilities typically have higher interest rates and cash trapping provisions which reduce the net cash we receive from these levered assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

•Our profitability may be materially adversely affected by a reduction in our leverage. As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. There can be no assurance, however, that repurchase financing will remain an efficient source of financing for our assets. The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at all. In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would depend on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2022 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.) Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2022, the Company had amounts at risk with Nomura Securities International, Inc. , or Nomura, of 12% of its equity related to the collateral posted on secured financing agreements. In addition, generally, if we default on a repurchase transaction the counterparty could liquidate the assets and use the proceeds to repay the amounts it is owed. If the amount received from the sale is equal to or less than the amount owed, we will incur a loss equal to the haircut and the counterparty has recourse to us to repay any remaining deficiency. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties on our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

•Our financing facilities may contain covenants that restrict our operations. Certain financing facilities we may enter contain restrictions, covenants, and representations and warranties that, among other things, may require us to satisfy specified financial, asset quality, loan eligibility, and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective rights against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions by a guarantor so that if a default occurs under any guaranty agreement, the lenders under our other financing agreements could also declare a default under their respective agreements. Further, under our mark-to-market agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding whether or not the prices and terms of such sales are favorable to us. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could lower our investment returns.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2022, we had amounts outstanding under repurchase agreements with 16 separate lenders. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in us reducing exposure to certain lenders to mitigate credit risk or our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sale prices than ordinary market sales made in normal market conditions. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which would adversely affect our earnings.

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

Failure to effectively manage our liquidity would adversely affect our results and financial condition.

Our ability to meet cash needs depends on many factors, several of which are beyond our control. Ineffective management of liquidity levels could cause us to be unable to meet certain financial obligations. Potential conditions that could impair our liquidity include: unwillingness or inability of any of our potential lenders to provide us with or renew financing, margin calls, additional capital requirements applicable to our lenders, a disruption in the financial markets or declining confidence in our creditworthiness or in financial markets in general. These conditions could force us to sell our assets at inopportune times or otherwise cause us to potentially revise our strategic business initiatives.

We may have difficulty accessing or be unable to access capital markets.

We may not be able to readily raise capital from external sources in a timely manner or on favorable terms. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, if at all. There may also be other reasons we are not able to readily raise capital in a timely manner or on favorable terms, and, as a result, may not be able to finance growth in our business and in our portfolio of assets and we could experience other adverse impacts. To the extent we need to raise capital on unfavorable terms, we may experience greater dilution of existing shareholders, higher interest costs, or higher transaction costs.

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

In the United States, the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR, and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd, or CME Term SOFR, plus in each case, a recommended spread adjustment as LIBOR's replacements. The Board of Governors of the Federal Reserve has also named CME Term SOFR as the Board-selected replacement rate for most cash products under the Adjustable Interest Rate (LIBOR) Act of 2021, which governs instruments for which there is no determining person to choose a LIBOR replacement or which have no fallback provisions specifying an alternate replacement rate. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR or CME Term SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR and CME Term SOFR are the ARRC's recommended replacement rates, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

Our fixed-to-floating preferred shares may also be impacted by USD-LIBOR cessation, although the nature and extent of such impact is currently uncertain, particularly in light of the federal legislative and regulatory actions designed to alleviate uncertainties related to such instruments, which were completed December 2022 and are being evaluated by the Company. We do not currently intend to amend any classes of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Each such class that is currently outstanding becomes callable at the same time it begins to pay a USD-LIBOR-based rate. We are not required to call any class of our fixed-to-floating preferred shares in connection with USD-LIBOR cessation. However, should we choose to call a class of preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks for that class, we may be forced to raise additional funds at an unfavorable time.

Risks Related to Hedging

Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

Subject to maintaining our qualification as a REIT, we use various hedging strategies to reduce our exposure to losses from rising interest rates in the current market. Hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used, and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we could select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because among other things:

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

The hedging transactions we undertake, which are intended to limit losses, may limit gains and increase our exposure to losses. Thus, our hedging activity may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders. In addition, some hedging instruments involve risk since they are not currently traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities.

We may enter into hedging instruments that could expose us to contingent liabilities in the future, which could materially adversely affect our results of operations.

Subject to maintaining our qualification as a REIT, part of our financing strategy involves entering into hedging instruments that could require us to fund cash payments in certain circumstances (e.g., the early termination of a hedging instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral that it is contractually owed under the terms of a hedging instrument). With respect to the termination of an existing swap, the amount due would generally be equal to the unrealized loss of the open swap position with the hedging counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. Any losses we incur on our hedging instruments could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

As indicated above, from time to time we enter into swaps. Entities entering into swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Rules issued by the Commodities Futures Trading Commission or, CFTC, that became effective in October 2012 require the clearing of all swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation requirements, and regulations could adversely affect our business and results of operations.

Clearing facilities or exchanges upon which our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments (i.e., interest rate swaps) are traded may require us to post additional collateral against our hedging instruments. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

Risks Associated with Our Investments

Interest rate fluctuations may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility, such as the changes that have occurred during 2022 and are continuing to occur as the Federal Reserve's interest rate policies in response to inflation continue to affect the financial markets, have had, and may continue to have, negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates may harm the credit performance of our assets. We may seek to hedge a majority of, but not all interest rate risks. Our hedging may not work effectively, and we may change our hedging strategies or the degree or type of interest rate risk we assume.

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

The current flattening and inversion of the yield curve has caused and may continue to cause differences in timing of interest rate adjustments on our interest earning assets and our borrowings, which has and may continue to adversely affect the net interest spread we earn on our assets.

Our investment portfolio contains a significant allocation to MBS, as well as Residential Loans. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, short-term interest rates are lower than longer-term interest rates, and an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs will generally increase more rapidly than the interest income earned on our assets. Because our investments on average, generally bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease, and has during 2022 decreased, our net interest margin, net income, book value and the market value of our net assets. It is also possible that short-term interest rates may continue to, as has occurred in 2022, exceed longer-term interest rates (a yield curve inversion), in which event our borrowing costs have and may continue to exceed our interest income and we could continue to incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly, as occurred during 2022. To the extent long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments. Additionally, a yield curve inversion may significantly influence the pace and volume of activity in securitization market, which may impact the profitability of any securitization transaction we perform.

The impact of inflation may adversely affect our financial performance.

Inflation by some measures is at the highest readings since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance. Persistent high inflation during 2022 continued to put pressure on the Federal Reserve to raise its benchmark interest rates at a faster pace than previously estimated. The Federal Reserve responded by undertaking a series of 75 basis-points rate hikes throughout 2022, which brought the Federal Funds Rate to a range of 4.25% to 4.50%, the highest level since 2008. As a result, mortgage rates continued to surge reaching the highest level in more than 15 years causing more home buyers to pull back from the market. This has negatively impacted both the primary and secondary markets for residential mortgages. As the Federal Reserve lifts the Federal Funds Rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income, if the curve continues to flatten or even invert, or if Federal Reserve finds itself falling behind on inflation and more aggressively tightens their current projections, our results of operations, financial condition and business could be materially adversely impacted.

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

In addition, many of our Non-Agency RMBS securities are first loss and subject to the Risk Retention Rules (see the Risk Factor below captioned “A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the financial, mortgage, housing or related sectors.”) and are therefore illiquid for a period of time. The fair value of securities, especially our first loss credit risk retention securities, reperforming mortgage loans (loans that typically were significantly delinquent and subsequently modified), and other investments we make that are not frequently traded may not be readily determinable and it may be difficult to obtain third party pricing on such investments. Also, validating third party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable. Illiquid investments may also experience greater price volatility because an active market does not exist. We value our investments quarterly based on our judgment and valuation models and in accordance with our valuation policy. Because such valuations are inherently uncertain, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used, if an active trading market existed for these investments. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of the investments were materially different than the values that would exist if a ready market existed for these assets.

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

A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the financial, mortgage, housing or related sectors.

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

A majority of the Non-Agency MBS we have acquired on the secondary market or retained in our securitizations are backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting “prime mortgage loans.” These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher, may be substantially higher, than those experienced by prime mortgage loans. Thus, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly lower than those backed by prime mortgage loans especially during times of economic stress, which could materially adversely impact our results of operations, financial condition, and business.

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

Enhanced Non-QM Loan Risks. In addition, we acquire Non-QMs that will not have the benefit of enhanced legal protections otherwise available to residential mortgage loans originated to a more restrictive credit standard than just determining a borrower’s ability to repay. The ownership of Non-QMs subjects us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the Consumer Financial Protection Bureau, or CFPB, through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

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

A significant number of the mortgages underlying our Non-Agency MBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, New York and Florida. For further information on the geographic concentration of our investments see Note 3 and Note 4 to the consolidated financial statements within this 2022 Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency MBS and residential loan investments and the risk of loss upon liquidation of these assets. This could have a material adverse effect on our Non-Agency MBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2022 Form 10-K.

A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2022 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

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

We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this 2022 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in this 2022 Form 10-K.

The COVID-19 pandemic has adversely affected, and any future pandemic may also adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has negatively affected us. While conditions have improved since the initial outbreak of
COVID-19 in 2020, the COVID-19 pandemic continues to cause disruptions in the economy, supply chains and work forces, while contributing an overall level of ongoing uncertainty for the U.S. and global economies. These conditions may continue, and any future pandemic could have similar adverse effects on the economy and markets as well as our business, financial condition, liquidity and results of operations. Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, and other real estate assets.

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

A significant part of our business and growth strategy is to engage in various securitization transactions related to mortgage assets, and such transactions expose us to potentially material risks, including without limitation:

•Financing Risk: Engaging in securitization transactions and other similar transactions generally require us to incur short-term debt on a recourse basis to finance the accumulation of residential mortgage loans. If investor demand for securitization transactions weakens sufficiently, we may be unable to complete the securitization of loans accumulated for that purpose on favorable terms, or at all, which may hurt our business or financial results. We have a limited capacity to hold loans on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans that we routinely acquire with the intent to sell. If demand for buying loans weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring loans over the short or long term

•Diligence Risk: We engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. When conducting due diligence, we rely on resources and data available to us and on a review of the collateral by third parties, each of which may be limited. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our due diligence efforts may not reveal matters which could lead to losses. If our due diligence process is not robust enough, or the scope of our due diligence is limited, we may incur losses. Losses could occur because a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine after purchase that one or more of the representations or warranties made to us was inaccurate or because we don’t get a representation or warranty that covers a discovered defect or violation. In addition, losses with respect to such loans will generally be borne by us as the holder of the “first-loss” securities in our securitizations.

•Disclosure and Indemnity Risk: When engaging in securitization transactions, we also prepare marketing and disclosure documentation, including term sheets and prospectuses, that include disclosures regarding the securitization transactions, the securitization transaction agreements and the assets being securitized. If our marketing and disclosure documentation are alleged or found to contain inaccuracies or omissions, we may be liable under federal and state securities laws (or under other laws) for damages to third parties that invest in these securitization transactions, including in circumstances where we relied on a third party in preparing accurate disclosures, or we may incur other expenses and costs disputing these allegations or settling claims. Additionally, we typically retain various third party service providers when we engage in securitization transactions, including underwriters, trustees, administrative and paying agents, servicers and custodians, among others. We frequently contractually agree to indemnify these service providers against various claims and losses they may suffer from providing these services to us or the securitization trust. If any of these service providers are liable for damages to third parties that have invested in these securitization transactions, we may incur costs and expenses because of these indemnities.

•Documentation Defects: In recent years, there has also been debate as to whether there are defects in the legal process and legal documents governing transactions in which securitization trusts and other secondary purchasers take legal ownership of residential mortgage loans and establish their rights as priority lien holders on underlying mortgaged property. If there are problems with the establishment of title and lien priority rights are transferred, securitization transactions that we sponsored and third party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Our ability to profitably execute or participate in future securitization transactions may be negatively impacted by adverse market conditions beyond our control.

A significant part of our business and growth strategy is to engage in various securitization transactions related to residential mortgage loans. There are many factors that can have a significant impact on whether a securitization transaction is profitable to us or results in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. The cost and availability of the short-term debt we use to finance our mortgage loan before securitization impacts the profitability of our securitization transactions. This short-term debt cost is affected by several factors including its availability to us, its interest rate, its duration, and the percentage of our mortgage loans that third parties are willing to provide short-term financing.

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

Competition may affect ability and pricing of our target assets.

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, technological, marketing and other resources than we do. Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Our executive officers and other key personnel are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our highly-skilled employees, and particularly on our key personnel, including our executive officers. Our executive officers have extensive experience and strong reputations in our industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training our other key personnel, and arranging necessary financing. The departure of any of our executive officers or other key personnel, or our inability to attract, motivate and retain highly qualified employees at all levels of the firm in light of the intense competition for talent, could adversely affect our business, operating results or financial condition; diminish our investment opportunities; or weaken our relationships with lenders, counter-parties and other parties important to our business and strategy.

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

We rely on third party servicers to service and manage the mortgage loans we beneficially own and that underlie our MBS. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in higher default rates. If a servicer takes longer than expected to liquidate non-performing loans, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages or to competently manage and dispose of the related real properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third party servicers to carry out the actual servicing of the loans we beneficially own, other than our securitized loans (including all direct interface with the borrowers) we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation (See “Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption” for further discussion). Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

For a majority of the loans that we beneficially own (other than securitized loans), we also beneficially own the right to service those loans and we retain a sub-servicer to service those loans. In these circumstances, we are exposed to certain risks, including, without limitation, that we may not be able to enter into sub-servicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability for a data breach relating to a sub-servicer or misuse or mismanagement of data by a sub-servicer. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

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

We rely on third party servicers to service the residential mortgage loans that we acquire through consolidated trusts and that underlie the MBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying, preventing foreclosures, forcing the modification of certain mortgages, or preventing the collection of interest or other charges from borrowers under certain circumstances.

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

Our business is highly dependent on our information and communications systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our investment activities as well as subject us to penalties, fines and other regulatory actions, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends. We have a suite of controls including technology hardware and software solutions as well as regular training sessions on cybersecurity risks and mitigation strategies. We have established an incident response team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. However, due to the current hybrid working environments, where more of our personnel are spending more time working from home, than they did prior to the COVID-19 pandemic, and as the policies we implemented as a result of the pandemic moderate but also may become more permanent there is an elevated risk of such events occurring.

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

While the likelihood that major mortgage finance system reform will be enacted in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. The change of FHFA leadership raise further uncertainties about whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any comprehensive housing reform.

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

The CFPB Director has publicly stated that CFPB is carefully monitoring conditions in the mortgage market and taking steps to minimize avoidable foreclosures and address any compliance failures, including by conducting prioritized assessments, or targeted supervisory reviews, designed to obtain real-time information from mortgage services due to the elevated risk of consumer harm because of the COVID-19 pandemic. On June 28, 2021, the CFPB finalized amendments to the federal mortgage servicing regulations designed to support the housing market’s transition to post-pandemic operation. The rules establish temporary special safeguards to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and took effect on August 31, 2021. On November 10, 2021, the Board of Governors of the Federal Reserve, the CFPB, the Federal Deposit Insurance Corporation, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the state financial regulators (collectively, agencies) announced that they were discontinuing the more flexible supervisory approach announced in April 2020, concluding that servicers have had sufficient time to adjust their operations by, among other things, taking steps to work with consumers affected by the COVID-19 pandemic and developing more robust business continuity and remote work capabilities. CFPB’s December 2021 Supervisory Highlights shows, among other things, that CFPB is prioritizing compliance with Regulation Z and Regulation X, as well as unfair and deceptive acts or practices prohibited by the CFPA. CFPB’s November 2022 Supervisory Highlights shows, among other things, that CFPB’s examinations continue to focus on credit reporting, mortgage servicing fees charged to consumers, and proper handling of COVID-19 protections. This enhanced scrutiny is likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. Although the Fifth Circuit’s decision applies only to the disputed regulation in that case, it may call into question the Bureau’s authority and other rules promulgated during CFPB’s self-funding structure. The CFPB has filed a petition for writ of certiorari seeking review of the Fifth Circuit’s decision on an expedited basis and more than thirty states attorney general have filed amicus briefs asking the Supreme Court to hear the case. It is unclear yet what impact the Court’s ruling may have on the mortgage lending markets but it may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act.  Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or Qualifying Real Estate Assets, and at least 80% of our assets in Qualifying Real Estate Assets plus real estate-related assets.  The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act.   If the SEC determines that any of our subsidiaries’ securities are not Qualifying Real Estate Assets or real estate-related assets or otherwise believes such subsidiary does not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income.  If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

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

We have an indirect ownership interest in a registered investment adviser

We own 20.0% of a holding company that wholly owns a registered investment adviser and we are an investor in a fund managed by that adviser. While we believe we have structured our investment so that we are not deemed a “control person” with respect to that adviser; such that we do not have significant control rights and none of our employees is an officer of the adviser, we cannot assure you that the SEC or a court will not determine that we are a “control person”. Control Persons may be held liable for violations committed by persons under their control. Sanctions the SEC may impose on control persons include industry bars and suspensions, financial penalties, disgorgement of financial proceeds obtained through the violation, and cease and desist orders. Civil litigants may recover financial compensation from control persons for damages suffered because of misconduct by controlled persons. Control persons are not automatically liable for violations committed by the persons under their control. It is a defense to regulatory and private civil liability if the control person acted in good faith and did not induce the act or acts constituting the violation or cause of action. This defense can be established by showing that the control person exercised due care in his supervision of the violator’s activities by maintaining and enforcing a reasonable and proper system of supervision and internal control.

U.S. Federal Income Tax Risks

Your investment has various U.S. federal income tax risks.

This summary of certain tax risks is limited to the U.S. federal tax risks addressed below. Additional risks or issues may exist that are not addressed in this Form 10-K and that could affect the U.S. federal tax treatment of us or our stockholders.  This is not intended to be used and cannot be used by any stockholder to avoid penalties that may be imposed on stockholders under Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, or the Code. We strongly urge you to seek advice based on your particular circumstances from an independent tax advisor concerning the effects of U.S. federal, state and local income tax law on an investment in common stock or preferred stock and on your individual tax situation.

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

A REIT may own up to 100% of the equity of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any taxable income that it earns and could be subject to the 15% corporate alternative minimum tax on its adjusted financial statement income if certain income thresholds are met. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We anticipate that the aggregate value of the TRS stock and securities owned by us will be less than 20% of the value of our total assets (including the TRS stock and securities). Furthermore, we will monitor the value of our investments in our TRSs to ensure compliance with the rule that no more than 20% of the value of our assets may consist of

TRS stock and securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all our transactions with TRSs to ensure that they are entered on arm’s-length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% limitation discussed above or to avoid application of the 100% excise tax discussed above.

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

•Unsolicited Takeovers: The “unsolicited takeover” provisions of Maryland law, permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to any or all of five provisions, including a classified board, a two-thirds vote requirement for removing a director, a requirement that the number of directors be fixed only by vote of the directors, a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred, and majority requirement for the calling of a special meeting of stockholders. Through provisions in our charter and Bylaws unrelated to this statute, we already (a) require, unless called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, the request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast at the meeting to call a special meeting of stockholders, (b) require that the number of directors be fixed only by our Board of Directors, (c) have a classified board and (d) have a two-thirds vote requirement for the removal of a director. We have elected in our charter to be subject to the provision whereby any vacancy on the board is filled only by a vote of the remaining directors (whether or not they constitute a quorum) for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

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

Risks Related to Our Capital Stock

The market price and trading volume of shares of our capital stock may be volatile.

The market price of shares of our capital stock, including our common and preferred stock, may be highly volatile and could be subject to wide fluctuations. Also, the trading volume in shares of our capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of shares of our capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common and preferred stock include those set forth in this Item 1A. “Risk Factors” section.

We may not be able to pay dividends or other distributions on our capital stock.

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii) except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to any outstanding series of preferred stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on any series of our capital stock. Our ability to pay dividends may be impaired if any of the risks described in this Item 1A “Risk Factors” section were to occur. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or any series of our preferred stock.

The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty due to (among other things) disruptions in the mortgage, housing or related sectors.

The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of our Board of Directors, and may depend upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Directors may deem relevant from time to time. In light of these factors, our Board of Directors may adjust our quarterly cash dividend on our shares of common stock from prior quarters. The payment of dividends may be more uncertain during disruptions in the mortgage, housing or related sectors, such as the current rising interest rate environment.

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

Future offerings of debt securities, which would rank senior to our capital stock upon liquidation, and future offerings of equity or equity-linked securities, which would dilute our existing stockholders and may be senior to our capital stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our capital stock.

In the future, we may attempt to increase our capital resources by making offerings of debt or additional offerings of equity or equity-linked securities, including commercial paper, warrants, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. Additional offerings of equity securities, including securities that may be converted into or exchanged for equity securities, may dilute the holdings of our existing stockholders or reduce the market price of our capital stock, or both. Preferred stock, including our Series A, Series B, Series C, and Series D Preferred Stock, will have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our capital stock, including our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our capital stock bear the risk of our future offerings reducing the market price of our capital stock and diluting their stock holdings in us.

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

Our dividend distributions are driven by a variety of factors, including our minimum dividend distribution requirements under the REIT tax laws and our REIT taxable income as calculated for tax purposes pursuant to the Code. We generally intend to distribute to our common shareholders at least 90% of our REIT taxable income, although our reported financial results for GAAP purposes may differ materially from our REIT taxable income.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, we do not own any property. Our corporate headquarters is located in leased space at 630 Fifth Avenue, Ste 2400, New York, New York 10111, telephone (212) 626-2300. Our office lease expires in January 2027. We also have an office located at 801 Brickell Avenue, Ste 1970, Miami, Florida, 33131. The lease on Miami office expires in April 2026. We believe that these spaces are suitable and adequate for our current needs. In addition, we have leases through November 2026, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007. As of January 31, 2023, we had 231,826,520 shares of common stock issued and outstanding which were held by 195 holders of record.

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

Our Board of Directors declared dividends of $1.12 and $1.29 per share during 2022 and 2021, respectively.

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

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2017 to December 31, 2022 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2017.

Chimera Share Performance
Value of $100 Investment
225
200
175
150
125
100
75
50
25
-
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
100
97
137
120
126
149
79
93
191
127
110
157
83
53
Chimera
S&P 500 Index
BBG REIT Mortgage Index

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Chimera	100	108	137	79	127	53
S&P 500 Index	100	96	126	149	191	157
BBG REIT Index	100	97	120	93	110	83

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

Item 6.  [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2022 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2022 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of the 2022 Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this 2022 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing directly or having a beneficial interest in a diversified portfolio of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, business purpose and investor loans, and other real estate-related assets. The MBS and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes. We use leverage to increase potential returns from our investments. Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

During 2022, we focused our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS. At December 31, 2021, based on the fair value of our interest earning assets, approximately 82% of our investment portfolio was residential mortgage loans, 12% of our investment portfolio was Non-Agency RMBS, and 6% of our investment portfolio was Agency MBS.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We adjust our strategy in response to changing market conditions by shifting our asset allocations across various asset classes as interest rate and credit cycles change over time. We believe that our strategy will provide us an opportunity to pay dividends throughout changing market cycles. We expect to take a long-term view of assets and liabilities.

Business Update

During 2022, inflation increased to a multi-year high peaking at 9.1%. As a result, beginning in March of 2022, the Federal Reserve increased its benchmark rate from near zero to approximately 4.25% - 4.50% by year-end 2022, including four consecutive 75 basis points increases during the year. The velocity and magnitude of rate increases were greater than both the Federal Reserve and market participants expected. The rapid rise in rates resulted in the equity and bond markets having their worst year since 1980.

Nearly every segment of the fixed income markets experienced declines, especially bonds with long durations. Mortgages rates surged from approximately 3% in 2021 to over 6% by the end of 2022, and at times during 2022 the mortgage rate for conforming mortgage borrowers reached 7%. The combination of increased inflation, higher mortgage rates, and rapid home price appreciation that occurred since 2020, has created a significant decrease in housing affordability as housing costs, on average have increased. Towards the end of 2022, some economic data began pointing to inflation showing signs of moderation.

Higher rates in 2022 significantly impacted our business activity and economic performance. During 2022 investment activity slowed as we acquired $1.7 billion in loans, compared with $3.2 billion in loans during 2021. Our purchases during 2022 comprised of $774 million of re-performing loans, $463 million of prime jumbo loans, $242 million of investor loans and $187 million of business purpose loans. In 2023, in addition to our securitization and business purpose loan activities, we expect to increase our Agency and Non-Agency RMBS and CMBS portfolios. Subsequent to December 31, 2022, we have committed to purchase approximately $900 million of residential mortgage loans, which is expected to be accretive to future earnings.

However, we remained active in the securitization market selling $1.6 billion of re-performing loans into five securitizations in challenging market conditions. Through these transactions, we issued $1.2 billion of new securitized debt with an average advance rate of 74%, locking in long term financing while giving the company the option to call the debt should rates become more favorable in the future. These securitizations helped minimize our loan warehousing risk as our loan balances in our RPL portfolio warehouse agreements were at their lowest balance in over two years.

Increased interest rates also reduced our net interest margin and put further pressure on our financing activity as many of our non-mark-to-market facilities came up for renewal during the year. We took several steps to address the challenges in financing markets. We replaced a $206 million mark-to-market secured financing facility with two new structured facilities with a limited mark-to-market feature and a higher loan amount. We extended another $489 million maturing non-mark-to-market facility by an additional 29 months with a new maturity of February 2025. Lastly, we entered into a $250 million two-year non-mark-to-market facility with a new counterparty in the fourth quarter. This facility has a 7% coupon and an 8% deferred financing cost which is due upon settlement of the agreement. This facility reduced Earnings available for distribution by approximately $0.04 per quarter in the fourth quarter. We expect that this facility will negatively impact Earnings available for distribution in the near and mid-term. We believe this action and the other actions we have taken significantly increased the liquidity position over the previous quarter-end, with cash balance ending the year at $265 million as well as reducing our mark-to-market exposure.
Subsequent to December 31, 2022, we terminated CIM Trust 2020-R4, CIM Trust 2020-NR1, CIM Trust 2018-R5, and CIM Trust 2018-R6 and issued CIM Trust 2023-R1 and CIM Trust 2023-NR1 reducing our recourse borrowing amount by approximately $139 million and releasing approximately $90 million in equity. This termination and issuance will result in a higher interest expense over the term of the new financing. While we expect to invest the released equity into higher yielding investments, any benefit from these new investments will not be recognized in our financial results until we have fully invested the funds. As of January 31, 2023, we had approximately $365 million in cash.

We continue to seek to optimize our liabilities through securitization enabling us to have long-term non-mark-to-market financing on a portion of our residential mortgage loans. The interest expense on our recourse secured financing agreements increased throughout the year due to higher interest rates. Given the market outlook of higher interest rates, and the consequential potential for increasing interest expense during the year, we hedged our interest rate risk with pay fixed interest rate swaps and a pay fixed interest rate swaption. We ended the year with $2.5 billion in hedges comprising of (a) $1 billion pay fixed swaption, (b) $500 million pay fixed three-year swap and (c) $985 million in pay fixed five-year swap to hedge our interest rate exposure.

The fourth quarter of 2022 continued to show market concerns with the path of interest rate increases undertaken by the Federal Reserve. The Federal Reserve raised the Federal Funds target rate by 75 basis points to 4.0% in November; its fourth consecutive 75 basis points increase, followed by a further 50 basis points increase in December. Several Consumer Price Index, or CPI, data points came out indicating a moderation in the pace of inflation, providing some temporary relief to the rate selloff while providing price support to the longer end of the U.S. Treasury yield curve. Mortgages rates edged lower during the quarter, ending the year around 6.35%. However, the decrease in home affordability continues to show its impact on the overall housing market slowdown.

During the fourth quarter of 2022, we settled a $463 million prime jumbo loans purchase. Simultaneous with the purchase of the prime jumbo mortgage loans, to finance them, we entered enter a $383 million, five-year fixed rate senior financing facility that includes embedded pay-fixed interest rate swaps, which results in the facility to be effectively non-mark-to-market during the term. In October 2022, we sponsored CIM 2022-NR1, an unrated securitization of Seasoned Re-Performing residential mortgage loans with a principal balance of $145 million. Securities issued by CIM 2022-NR1, with an aggregate balance of approximately $105 million, were sold in a private placement to institutional investors. These senior securities represented approximately 72% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $40 million and certain interest-only securities We also retained an option to call the securitized mortgage loans at any time beginning in September 2025. Our average cost of debt of this securitization is 10%.

Market Conditions and our Strategy

As discussed above, during 2022, spreads on all fixed income sectors significantly widened due to the rapid increase in market volatility, credit risk and rising Federal Funds Rate. High yield credit spreads widened from approximately 295 basis points to over 475 basis points during the quarter ended December 31, 2022. The spreads on securitized products also widened significantly from historical tight levels and, in some cases doubling or tripling. In mortgage sectors, Non-Qualified Mortgages, or Non-QM, and investor loans ended the year at nearly triple the spread from the beginning of the year. Asset backed securities, or ABS, issuance continued to be strong, but deal issuance projections fell short of initial expectations. Agency mortgage spreads widened substantially as prepayment rates fell dramatically from the 2021 refinancing wave. The outlook going forward hints at continued challenges, but with some more certainty that inflation has peaked and will likely be more moderate going forward.

During the fourth quarter 2022, spreads on all fixed income sectors continued to fluctuate, ending the quarter mixed. High yield credit spreads tightened by approximately 125 basis points during the quarter. Equity markets recovered some of their losses over the quarter. The spreads on securitized product spreads also tightened, albeit at a moderate rate, with some bright spots. In mortgage sectors, Non-QM and investor loans ended the fourth quarter of 2022 at almost the same levels as the beginning of the quarter. Reperforming Loans, or RPL, and Non-performing Loans, or NPL, transactions were in short supply, with low supply indicating a better whole loan bid rather than securitization. The outlook going forward hints at continued challenges, but with some glimmer that a major recession may be avoided and the Federal Reserve may have a path to eventually easing interest rates.

As a result of higher rates and wider spreads in 2022, we experienced declines in prices on our Agency and residential credit portfolios. This was the primary reason for a decline of $4.35 per common share in our book value per common share to $7.49, as of December 31, 2022 as compared to $11.84 as of December 31, 2021. However, as the market began to show some moderation in inflation during the fourth quarter and, the credit spreads tightened in fourth quarter as mentioned earlier, resulted in a modest gain of book value from $7.44 at September 30, 2022 to $7.49 at December 31, 2022.

Operating expense for the year was higher by 2%, driven mainly by higher compensation of 5.5% during the year due to severance payments related to our separation agreement with our former CEO in December 31, 2022. As noted above, we have purchased additional hedges to protect against rising interest rates.

In addition, the significant movement in our share price relative to our book value, provided us with an opportunity to repurchase our common stock that we believed would be beneficial to our shareholders over the long term. As a result, during the year ended December 31, 2022 we repurchased 5.31 million of our common stock at a weighted average price of $9.10 per share. Total share repurchases amounted to $49 million during 2022.

The significant increase in interest expense during the quarter driven by increase in Federal Funds Rate led to a decline in our Earnings available for distribution. As a result, our Board of Directors declared a $1.12 dividend per common share during the year ended December 31, 2022 down from $1.42 dividend per common share during the year ended December 31, 2021. Dividends declared for the fourth quarter of 2022 remained unchanged at $0.23 per common share. On February 2, 2023, our Board of Directors announced the declaration of our first quarter 2023 cash dividend of $0.23 per common share. The dividend is payable April 27, 2023 to shareholders of record on March 31, 2023. The ex-dividend date is March 30, 2023.

While the current market conditions present challenges, we expect to maintain our strategy of acquiring new assets for the portfolio, adding new diversified asset classes to our portfolio. Specifically, we expect to continue acquiring and securitizing mortgage loans as well as calling our existing securitizations depending on market conditions. In addition to our securitization and business purpose loan activities, we expect to increase our Agency and non-Agency RMBS and CMBS portfolios. We also have financed and may continue to finance a portion of our loan portfolio with long-term secured financing facilities rather than securitization depending on market conditions.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the years ended December 31, 2022, 2021 and 2020.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net interest income:
Interest income (1)	$773,121	$937,546	$1,030,250
Interest expense (2)	333,293	326,628	516,181
Net interest income	439,828	610,918	514,069

Increase (decrease) in provision for credit losses	7,037	33	180

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(1,482)	—	201,000
Realized gains (losses) on terminations of interest rate swaps	(561)	—	(463,966)
Periodic interest cost of swaps, net	(1,752)	—	(41,086)
Net gains (losses) on derivatives	(3,795)	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	(736,899)	437,357	(110,664)
Net realized gains (losses) on sales of investments	(76,473)	45,313	166,946
Gains (losses) on extinguishment of debt	(2,897)	(283,556)	(54,418)
Other investment gains (losses)	(1,866)	—	—
Total other gains (losses)	(821,930)	199,114	(302,188)

Other expenses:
Compensation and benefits	49,378	46,823	44,811
General and administrative expenses	22,651	22,246	22,914
Servicing and asset manager fees	36,005	36,555	39,896
Transaction expenses	16,146	29,856	15,068
Total other expenses	124,180	135,480	122,689
Income (loss) before income taxes	(513,319)	674,519	89,012
Income taxes	(253)	4,405	158
Net income (loss)	$(513,066)	$670,114	$88,854

Dividends on preferred stock	73,765	73,764	73,750

Net income (loss) available to common shareholders	$(586,831)	$596,350	$15,104

Net income (loss) per share available to common shareholders:
Basic	$(2.51)	$2.55	$0.07
Diluted	$(2.51)	$2.44	$0.07

Weighted average number of common shares outstanding:
Basic	233,938,745	233,770,474	212,995,533
Diluted	233,938,745	245,496,926	226,438,341

Dividends declared per share of common stock	$1.12	$1.29	$1.40

(1) Includes interest income of consolidated VIEs of $551,253, $586,580, and $683,456 for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $197,823, $203,135, and $285,142 for the for the years ended December 31, 2022, 2021, and 2020, respectively. See Note 9 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Years Ended December 31, 2022 and 2021.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities. For the year ended December 31, 2022, our net loss available to common shareholders was $587 million, or $2.51 per average basic common share, compared to a net income of $596 million, or $2.55 per average basic common share for the year ended December 31, 2021. The net loss available for the year ended December 31, 2022 was primarily driven by mark-to-market losses on our portfolio's asset prices due to continued increases in interest rates and credit spread widening. During the year ended December 31, 2022, we had net unrealized losses on financial instruments at fair value of $737 million, other expenses of $124 million and net realized losses on sale of investment of $76 million, partially offset by net interest income of $440 million. During the year ended December 31, 2021, we had net interest income of $611 million and unrealized gains on financial instruments at fair value of $437 million, partially offset by losses on extinguishment of debt of $284 million and other expenses of $135 million.

The increase in net loss available to common shareholders for the year ended December 31, 2022, as compared to the year ended December 31, 2021 was primarily driven by an increase in unrealized losses on financial instruments at fair value of $1.2 billion, a decrease in net interest income of $171 million and an increase in realized losses on sale of investments of $122 million, which was partially offset by a decrease in losses on extinguishment of debt of $281 million related to acquisitions of securitized debt collateralized by Loans held for investment and a decrease in total other expense of $11 million.

Interest Income

Interest income decreased by $165 million, or 18%, to $773 million for the year ended December 31, 2022 as compared to $938 million for the year ended December 31, 2021. This decrease in our interest income during the year ended December 31, 2022 was primarily driven by a decline in our average interest earning assets, lower prepayment penalties on our Agency CMBS investments and lower yields on our Non-Agency RMBS and Loans held for investments as compared to the year ended December 31, 2021. We reduced our average interest earning asset balances by $783 million to $13.6 billion as compared to $14.4 billion from the same period of 2021 to due to prepayments in excess of purchases as well as targeted sales of specific assets which were not accretive to our net interest spread. Our Non-Agency RMBS and Loans held for investment portfolio interest income decreased by $80 million and $17 million due to lower asset balances and lower yields during the year ended December 31, 2022 as compared to the same period of 2021. Our Agency CMBS interest income decreased by $70 million, primarily due to lower prepayment penalties earned during the year ended December 31, 2022 as compared to the same period of 2021.

Interest Expense

Interest expense increased by $6 million, or 2%, to $333 million for the year ended December 31, 2022 as compared to $327 million for the year ended December 31, 2021. This increase in our interest expense during the year ended December 31, 2022 was primarily driven by the increases higher borrowing rates on our secured financing agreements, due to increases in the Federal Funds Rate. The increasing borrowing rates were offset in part to lower average financing balances due as we reduced our secured financing agreements by using the securitization market, taking advantage of fixed rates, as well as lower invested asset balances due to a more challenging investment market in 2022.

During the year ended December 31, 2022 our average interest bearing liability balances reduced by $971 million to $11.3 billion as compared to $12.2 billion, from the year ended December 31, 2021, primarily due to principal repayments. During the year ended December 31, 2022, our interest expense on secured financing agreements collateralized by Loans held for investments and Agency CMBS increased by $15 million and $5 million, respectively, due to the higher Federal Funds Rate. This increase in interest expense was offset in part by a decrease in interest expense on securitized debt by $9 million as the average balance on this same debt declined by $242 million as compared to the average balance for the year ended December 31, 2021.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for interest expense on long term debt, net periodic interest cost of interest rate swaps and excludes interest earned on cash. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for interest payments on long term debt and any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting interest payments on long term debt, net periodic interest cost of interest rate swaps and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Net Realized Gains (Losses) on Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2022	$773,121	$333,293	$1,752	$—	$335,045	$439,828	$(1,752)	$(2,505)	$435,571
For the Year Ended December 31, 2021	$937,546	$326,628	$—	$(2,274)	$324,354	$610,918	$—	$2,208	$613,126
For the Year Ended December 31, 2020	$1,030,250	$516,181	$6,385	$(7,082)	$515,484	$514,069	$(6,385)	$5,755	$513,439

For the Quarter Ended December 31, 2022	$187,286	$106,891	$1,629	$—	$108,520	$80,395	$(1,629)	$(1,867)	$76,899
For the Quarter Ended September 30, 2022	$188,303	$83,464	$122	$—	$83,586	$104,839	$(122)	$(540)	$104,177
For the Quarter Ended June 30, 2022	$195,357	$78,467	$—	$—	$78,467	$116,890	$—	$(81)	$116,809
For the Quarter Ended March 31, 2022	$202,175	$64,473	$—	$—	$64,473	$137,702	$—	$(18)	$137,684
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

	For the Quarter Ended
	December 31, 2022			September 30, 2022			December 31, 2021
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$31,542	$346	4.4%	$110,260	$274	1.0%	$104,684	$71	0.3%
Agency CMBS	441,421	4,291	3.9%	445,191	4,784	4.3%	851,886	27,711	13.0%
Non-Agency RMBS	1,013,693	29,304	11.6%	1,061,412	33,565	12.6%	1,406,876	51,644	14.7%
Loans held for investment	12,075,239	151,478	5.0%	12,022,445	149,140	5.0%	11,498,173	141,724	4.9%
Total	$13,561,895	$185,419	5.5%	$13,639,308	$187,763	5.5%	$13,861,619	$221,150	6.4%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$4,547	$46	4.0%	$6,560	$45	2.7%	$23,824	$40	0.7%
Agency CMBS	358,914	3,464	3.9%	350,883	2,009	2.3%	731,577	346	0.2%
Non-Agency RMBS	788,795	13,275	6.7%	853,768	7,368	3.5%	839,898	5,837	2.8%
Loans held for investment	1,971,144	33,776	6.9%	1,845,075	21,181	4.6%	1,872,915	13,281	2.8%
Securitized debt	8,056,913	57,959	2.9%	8,176,766	52,983	2.6%	8,009,117	47,094	2.4%
Total	$11,180,313	$108,520	3.9%	$11,233,052	$83,586	3.0%	$11,477,331	$66,598	2.3%

Economic net interest income/net interest rate spread		$76,899	1.6%		$104,177	2.5%		$154,552	4.1%

Net interest-earning assets/net interest margin	$2,381,582		2.3%	$2,406,256		3.1%	$2,384,288		4.5%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.21			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Year Ended
	December 31, 2022			December 31, 2021
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$93,287	$1,185	1.3%	$110,173	$924	0.8%
Agency CMBS	483,500	37,884	7.8%	1,084,880	108,237	10.0%
Non-Agency RMBS	1,130,059	147,907	13.1%	1,483,482	227,847	15.4%
Loans held for investment	11,940,993	583,640	4.9%	11,752,615	600,472	5.1%
Total	$13,647,839	$770,616	5.6%	$14,431,150	$937,480	6.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$11,714	$158	1.3%	$47,155	$371	0.8%
Agency CMBS	376,551	6,512	1.7%	963,894	1,569	0.2%
Non-Agency RMBS	820,997	32,311	3.9%	888,160	32,755	3.7%
Loans held for investment	1,998,874	85,874	4.3%	2,038,719	70,414	3.5%
Securitized debt	8,064,675	210,190	2.6%	8,306,335	219,245	2.6%
Total	$11,272,811	$335,045	3.0%	$12,244,263	$324,354	2.6%

Economic net interest income/net interest rate spread		$435,571	2.6%		$613,126	3.9%

Net interest-earning assets/net interest margin	$2,375,028		3.2%	$2,186,887		4.2%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.18

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $177 million to $436 million for the year ended December 31, 2022 from $613 million for the year ended December 31, 2021. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 130 basis points for the year ended December 31, 2022, as compared to the same period of 2021. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 100 basis points for the year ended December 31, 2022, as compared to the same period of 2021. Our Average net interest-earning assets increased by $188 million to $2.4 billion for the year ended December 31, 2022, compared to $2.2 billion for the same period of 2021. The decrease in our net interest rate spread for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily due to decline in our asset yields, higher interest expense due to higher Federal Funds Rate and lower prepayment penalties received on our Agency CMBS portfolio.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using secured financing agreements is typically correlated to Secured overnight funding rate, or SOFR, and the term of the financing. The borrowing rate on majority of our securitized debt is fixed and correlated to the term of the financing. The table below shows our average borrowed funds, Economic interest expense, average cost of funds (inclusive of periodic interest costs on swaps), average one-month SOFR, average three-month SOFR and average one-month SOFR relative to average three-month SOFR.

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2022	$11,272,811	$335,045	2.97%	1.85%	2.18%	(0.33)%
For The Year Ended December 31, 2021	$12,244,263	$324,354	2.65%	0.04%	0.05%	(0.01)%
For The Year Ended December 31, 2020	$15,765,393	$515,484	3.27%	0.34%	0.33%	0.01%

For the Quarter Ended December 31, 2022	$11,180,313	$108,520	3.88%	3.89%	4.24%	(0.35)%
For the Quarter Ended September 30, 2022	$11,233,052	$83,586	2.98%	2.45%	2.84%	(0.39)%
For the Quarter Ended June 30, 2022	$11,704,063	$78,467	2.68%	0.93%	1.32%	(0.39)%
For the Quarter Ended March 31, 2022	$11,092,249	$64,473	2.32%	0.16%	0.34%	(0.18)%

Average interest-bearing liabilities decreased by $971 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021. Economic interest expense increased by $11 million for the year ended December 31, 2022, as compared to the year ended December 31, 2021 due to increase in our secured financing agreements borrowing rates driven by higher Federal Funds Rates. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the year ended December 31, 2022 we recorded an increase in provision for credit losses of $7 million, as compared to an increase in provision of credit losses of $33 thousand for the year ended December 31, 2021. The increase in provision for credit losses for the year ended December 31, 2022 as compared to the year ended December 31, 2021, is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

Net Gains (Losses) on Derivatives

We use derivatives to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales, terminations and settlements of our swaps, swaptions and Treasury futures.

The table below shows a summary of our net gains (losses) on derivative instruments, for the years ended December 31, 2022, 2021 and 2020, respectively.

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$(1,752)	$—	$(6,386)
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(561)	—	(463,966)
Treasury Futures	—	—	(34,700)
Total realized gains (losses) on derivative instruments, net	(561)	—	(498,666)
Unrealized gains (losses) on derivative instruments, net:
Interest Rate Swaps	(10,358)	—	204,611
Treasury Futures	—	—	(3,611)
Swaptions	8,876	—	—
Total unrealized gains (losses) on derivative instruments, net:	(1,482)	—	201,000
Total gains (losses) on derivative instruments, net	$(3,795)	$—	$(304,052)

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. During the year ended December 31, 2022, we recognized total net losses on derivatives of $4 million. We did not have any derivative positions during the year ended December 31, 2021. We paid $561 thousand to terminate interest rate swaps with a notional value of $1.0 billion during the year ended December 31, 2022. The terminated swaps had original maturity of 2024. Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the year ended December 31, 2022, there was an increase in Federal Funds Rate, an increase in headline inflation, an inversion of yield curve, and widening of credit spreads. As a result, we experienced mark-to-market losses in our Agency MBS and Residential Credit portfolios compared to prior year. In addition, our securitized debt also experienced mark downs, resulting in mark-to-market gains that offset some of the mark-to-market losses on our asset portfolio.

We recorded Net unrealized losses on financial instruments at fair value of $737 million for the year ended December 31, 2022, as compared to Net unrealized gains on financial instruments at fair value of $437 million for the year ended December 31, 2021. During the year ended December 31, 2022, we had Net unrealized losses of $1.3 billion, $105 million, $32 million and $9 million on Loans held for investments, Non-Agency RMBS, Agency MBS, and Secured Financing Agreements at fair value respectively, which were offset by Net unrealized gains on securitized debt collateralized by loans held for investment of $684 million.

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

During the year ended December 31, 2022 we sold some of our Agency IO and Non-Agency RMBS investments as a part of our portfolio optimization efforts and realized a loss of $76 million. We recorded a realized gain of $45 million for the year ended December 31, 2021 as we sold some of our Agency CMBS and Non-Agency RMBS investments to strengthen our liquidity during that period.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2022. During the year ended December 31, 2021, we acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $370 thousand for $478 thousand. This transaction resulted in net loss on extinguishment of debt of $108 thousand.

We did not acquire any securitized debt collateralized by loans held for investment during the year ended December 31, 2022. During the year ended December 31, 2021, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $260 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2022	$88,175	0.61%	2.87%
For The Year Ended December 31, 2021	$98,925	0.61%	2.67%
For The Year Ended December 31, 2020	$82,793	0.41%	2.29%

For the Quarter Ended December 31, 2022	$28,599	0.85%	4.30%
For the Quarter Ended September 30, 2022	$17,177	0.50%	2.44%
For the Quarter Ended June 30, 2022	$21,530	0.59%	2.73%
For the Quarter Ended March 31, 2022	$20,868	0.54%	2.36%

The Compensation and benefit costs were approximately $49 million and $47 million for the years ended December 31, 2022 and December 31, 2021, respectively. The increase in Compensation and benefit costs for the year ended December 31, 2022 was driven by higher severance expense related to our December 2022 separation agreement with our former CEO as compared to the year ended December 31, 2021.

The G&A expenses were approximately $23 million and $22 million for the years ended December 31, 2022 and December 31, 2021, respectively and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

The transactions expenses were approximately $16 million and $30 million for the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in transaction expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021, are driven by lower call and securitization activity.

Servicing and Asset Manager Fees

The servicing fees and asset manager expenses were $36 million and $37 million for the years ended December 31, 2022 and December 31, 2021, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

We view Earnings available for distribution as one measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our Board of Directors uses to determine the amount, if any, of dividends on our common stock. Other metrics that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include (among others) REIT taxable income, dividend yield, book value, cash generated from the portfolio, reinvestment opportunities and other cash needs. In addition, Earnings available for distribution is different than REIT taxable income and the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders in order to maintain qualification as a REIT is not based on Earnings available for distribution. Therefore, Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay. We believe Earnings available for distribution as described above helps us and investors evaluate our financial performance period over period without the impact of certain transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating Earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

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

	For the Years Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(586,831)	$596,350	$15,104
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	736,899	(437,357)	110,664
Net realized (gains) losses on sales of investments	76,473	(45,313)	(166,946)
(Gains) losses on extinguishment of debt	2,897	283,556	54,418
Interest expense on long term debt	—	2,274	7,083
Increase (decrease) in provision for credit losses	7,037	33	180
Net unrealized (gains) losses on derivatives	1,482	—	(201,000)
Realized (gains) losses on terminations of interest rate swaps	561	—	463,966
Net realized (gains) losses on Treasury futures (1)	—	—	34,700
Transaction expenses	16,146	29,856	15,068
Stock Compensation expense for retirement eligible awards	(205)	(432)	414
Other investment (gains) losses	1,866	—	—
Earnings available for distribution	$256,325	$428,967	$333,651

GAAP net income (loss) per diluted common share	$(2.51)	$2.44	$0.07
Earnings available for distribution per adjusted diluted common share	$1.08	$1.78	$1.46
(1) Included in net realized gains (losses) on derivatives in the Consolidated Statement of Operations

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Earnings available for distribution for the years ended December 31, 2022, 2021 and 2020.

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Weighted average diluted shares - GAAP	233,938,745	245,496,926	226,438,341
Potentially dilutive shares (1)	2,617,417	—	14,259,495
Non-participating Warrants	—	(5,070,543)	(11,415,711)
Adjusted weighted average diluted shares - Earnings available for distribution	236,556,162	240,426,383	229,282,125
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the years ended December 31, 2022,

	For the Quarters Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$78,716	$(204,583)	$(179,765)	$(281,202)	$(718)
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(112,026)	239,513	239,246	370,167	108,286
Net realized (gains) losses on sales of investments	39,443	37,031	—	—	—
(Gains) losses on extinguishment of debt	—	—	2,897	—	(980)
Increase (decrease) in provision for credit losses	3,834	(1,534)	4,497	240	92
Net unrealized (gains) losses on derivatives	10,171	(10,307)	1,618	—	—
Realized (gains) losses on terminations of interest rate swaps	561	—	—	—	—
Transaction expenses	3,274	2,341	6,727	3,804	4,241
Stock Compensation expense for retirement eligible awards	(309)	(310)	(309)	723	(363)
Other investment (gains) losses	2,383	462	(980)	—	—
Earnings available for distribution	$26,047	$62,613	$73,931	$93,732	$110,558

GAAP net income (loss) per diluted common share	$0.34	$(0.88)	$(0.76)	$(1.19)	$—
Earnings available for distribution per adjusted diluted common share	$0.11	$0.27	$0.31	$0.39	$0.46

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Weighted average diluted shares - GAAP	234,240,836	231,750,422	235,310,440	237,012,702	236,896,512
Potentially dilutive shares (1)	—	2,425,579	2,277,366	2,421,546	2,672,393
Non-participating Warrants	—	—	—	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	234,240,836	234,176,001	237,587,806	239,434,248	239,568,905
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 30, 2022, June 30, 2022, March 31, 2022, and December 31, 2021.

Our Earnings available for distribution for the year ended December 31, 2022 were $256 million, or $1.08 per average diluted common share, and decreased by $173 million, or $0.70 per average diluted common share, as compared to $429 million, or $1.78 per average diluted common share, for the year ended December 31, 2021. The decrease in Earnings available for distribution was driven by an increase in interest expense driven by the higher Federal Funds rate, lower prepayment penalties or early paydowns received and severance payments during the year ended December 31, 2022 as compared to the year ended December 31, 2021.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2022	(16.69)%	14.17%	11.96%
For the Year Ended December 31, 2021	18.05%	16.52%	15.42%
For the Year Ended December 31, 2020	2.46%	14.21%	12.43%

For the Quarter Ended December 31, 2022	14.61%	11.56%	6.02%
For the Quarter Ended September 30, 2022	(26.47)%	14.81%	13.30%
For the Quarter Ended June 30, 2022	(20.45)%	14.81%	13.29%
For the Quarter Ended March 31, 2022	(29.72)%	15.57%	14.38%
* Excludes long term debt expense.

Return on average equity decreased by 3,474 basis points for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This decrease is driven primarily by lower unrealized asset pricing losses on our financial instruments and increase in interest expense driven by higher Federal Funds Rates. Economic net interest income as a percentage of average equity decreased by 235 basis points for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Earnings available for distribution as a percentage of average common equity decrease by 346 basis points for the year ended December 31, 2022 as compared to the year ended December 31, 2021. This decrease in Earnings available for distribution as a percentage of average common equity for the year ended December 31, 2022 as compared to the same period of 2021, was primarily driven by an increase in interest expense driven by the impact of the higher Federal Funds Rate on our secured financing agreements, lower prepayment penalties received, and severance payments.

Financial Condition

Portfolio Review

During the year ended December 31, 2022, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the year ended December 31, 2022, on an aggregate basis, we purchased $2.1 billion of investments, sold $66 million of investments, and received $2.6 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
Interest earning assets at period-end (1)	$12,937,661	$14,893,829
Interest bearing liabilities at period-end	$10,614,049	$11,075,655
GAAP Leverage at period-end	4.0:1	3.0:1
GAAP Leverage at period-end (recourse)	1.3:1	0.9:1
(1) Excludes cash and cash equivalents.

	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.5%	10.1%	8.9%	12.1%
Senior	4.0%	4.5%	5.9%	6.5%
Subordinated	2.3%	4.2%	2.2%	4.4%
Interest-only	1.2%	1.4%	0.8%	1.2%
Agency RMBS	0.1%	0.8%	0.1%	0.4%
Interest-only	0.1%	0.8%	0.1%	0.4%
Agency CMBS	3.3%	5.3%	3.2%	5.2%
Project loans	2.3%	4.2%	2.2%	4.2%
Interest-only	1.0%	1.1%	1.0%	1.0%
Loans held for investment	89.1%	83.8%	87.8%	82.3%
Fixed-rate percentage of portfolio	96.5%	95.4%	95.6%	94.4%
Adjustable-rate percentage of portfolio	3.5%	4.6%	4.4%	5.6%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at December 31, 2022 and December 31, 2021. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%	5.2%	10.8%	1.4%	1.8%	34.5%	2.1%
Subordinated	$439,591	$68.60	$65.27	4.2%	6.8%	5.9%	12.3%	0.5%	0.3%	34.2%	6.6%
Interest-only	$3,286,545	$4.95	$3.01	0.6%	5.3%	5.8%	12.1%	0.9%	0.8%	38.3%	1.6%
Agency RMBS
Interest-only	$409,940	$4.58	$3.70	0.9%	5.0%	12.9%	17.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$302,685	$101.85	$95.62	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,669,396	$5.23	$4.73	0.7%	3.4%	1.8%	3.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,060,631	$98.50	$94.36	5.3%	5.2%	8.1%	12.0%	0.6%	0.8%	33.1%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%	14.1%	14.6%	1.6%	1.9%	23.6%	2.8%
Subordinated	$845,432	$68.10	$77.12	3.8%	7.1%	18.6%	19.3%	0.2%	0.5%	28.9%	3.6%
Interest-only	$3,904,665	$4.90	$4.42	1.7%	13.2%	22.2%	25.5%	1.0%	1.8%	23.4%	—%
Agency RMBS
Interest-only	$992,978	$10.37	$6.09	1.3%	0.3%	25.6%	26.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$560,565	$101.77	$109.61	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,578,640	$5.70	$5.69	0.7%	4.6%	14.0%	30.9%	N/A	N/A	N/A	N/A
Loans held for investment	$11,519,255	$99.22	$106.58	5.5%	4.9%	16.1%	15.0%	0.9%	0.4%	50.5%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Balance, beginning of period	$207,812	$241,391	$258,494	$333,546	$352,545
Accretion of discount	(11,128)	(12,989)	(17,408)	(19,470)	(22,172)
Purchases	—	—	—	—	—
Sales	(17,935)	—	—	—	—
Elimination in consolidation	—	—	—	(60,361)	—
Transfers from/(to) credit reserve, net	(2,114)	(20,590)	305	4,779	3,173
Balance, end of period	$176,635	$207,812	$241,391	$258,494	$333,546

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Balance, beginning of period	$103,394	$91,187	$94,590	$106,240	$107,686
Realized losses	(3,063)	(1,517)	(909)	7,995	(987)
Accretion	3,133	2,588	2,614	3,049	2,928
Purchased losses	—	—	—	—	—
Sold losses	(4,444)	—	—	—	—
Losses removed due to consolidation	—	—	—	(10,191)	—
Increase/(decrease)	(9,786)	11,136	(5,108)	(12,503)	(3,387)
Balance, end of period	$89,234	$103,394	$91,187	$94,590	$106,240

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Balance, beginning of period	$285,174	$315,299	$409,650	$369,028	$340,431
Realized losses	(11,023)	(8,127)	(10,766)	(12,260)	(8,368)
Accretion	3,715	3,989	4,563	4,251	4,074
Purchased losses	7,677	—	3,028	14,883	3,485
Losses added due to consolidation	—	—	—	49,774	—
Increase/(decrease)	35,474	(25,987)	(91,176)	(16,026)	29,406
Balance, end of period	$321,017	$285,174	$315,299	$409,650	$369,028

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including ongoing borrowing commitments, purchase RMBS, residential mortgage loans and other assets for our portfolio, pay dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities including warehouse facilities, and proceeds from equity or other securities offerings.

As discussed earlier, during the year ended December 31, 2022, we experienced mark downs in our Agency, residential credit and securitized debt portfolios as a result of the increase in headline inflation, an inversion of the yield curve, an increase in the actual and expected Federal Funds Rate and widening of credit spreads. If these conditions become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

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

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of secured financing agreements and, subject to market conditions, other types of financing. The terms of the secured financing transaction borrowings under our master secured financing agreement generally conform to the terms in the standard master secured financing agreement as published by the Securities Industry and Financial Markets Association, or SIFMA, or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master secured financing agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required 'haircuts' (which are the difference expressed in percentage terms between the fair value of the collateral and the amount the counterpart will lend to us) purchase price maintenance requirements, and requirements that all disputes related to the secured financing agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $265 million and $386 million at December 31, 2022 and December 31, 2021, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $121 million from December 31, 2021 to December 31, 2022. Subsequent to December 31, 2022, we have collapsed CIM
Trust 2020-R4, CIM Trust 2020-NR1, CIM Trust 2018-R5, and CIM Trust 2018-R6 and issued CIM Trust 2023-R1 and CIM
Trust 2023-NR1 reducing our recourse borrowing amount by approximately $139 million and releasing approximately $90 million in equity.

Our operating activities provided net cash of approximately $326 million and $519 million for the year ended December 31, 2022 and 2021, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $519 million and $681 million during the year ended December 31, 2022 and 2021, respectively.

Our investing activities provided cash of $510 million and $2.5 billion for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $2.6 billion. This cash received was offset in part by cash used on investment purchases of $2.1 billion, primarily consisting of Loans held for investment of $2.1 billion, Agency MBS of $58 million and Non-Agency RMBS of $23 million. During the year ended December 31, 2021, we received cash from sale of investments of $1.9 billion, primarily consisting of Loans held for investments of $1.7 billion and principal repayments on our Agency MBS, Non-Agency RMBS, and Loans held for investments of $3.7 billion. This cash provided was offset in part by cash used on investment purchases of $3.1 billion, primarily consisting of Loans held for investments of $2.9 billion and Agency CMBS funding of $217 million.

Our financing activities used cash of $1.0 billion and $3.0 billion for the year ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we primarily used cash for repayment of principal on our securitized debt of $1.8 billion, payment of common and preferred dividends of $362 million, and repurchase of our common stock of $49 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $1.1 billion and net proceeds received from our secured financing agreements of $178 million. During the year ended December 31, 2021, our financing efforts were focused on taking advantage of a low interest rate environment to collapse and securitize debt borrowings that significantly reduce our cost of funding. During the year ended December 31, 2021, we primarily used cash for repayment of principal on our securitized debt of $5.9 billion, net payments on our secured financing agreements of $852 million, settlement of warrants of $221 million, and paid common and preferred dividends of $276 million. This cash paid was offset in part by cash received for securitized debt collateralized by loans issuance of $5.1 billion.

Our recourse leverage was 1.3:1 and 0.9:1 at December 31, 2022 and at December 31, 2021, respectively. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At December 31, 2022 and December 31, 2021, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	December 31, 2022			December 31, 2021
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	NA	NA
1 to 29 days	$493,918	4.66%	3.63% - 6.16%	$1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	762,768	6.14%	4.60% - 7.34%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	225,497	6.04%	4.70% - 7.12%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	43,180	6.54%	5.50% - 6.70%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	401,638	5.88%	5.57% - 6.92%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	402,283	6.06%	5.63% - 6.64%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	251,286	13.98%	13.98% - 13.98%	143,239	3.05%	3.05% - 3.05%
2 to 3 years	480,022	8.07%	8.07% - 8.07%	—	NA	NA
Greater than 3 years	382,839	5.14%	5.10% - 6.07%	256,889	5.56%	5.56% - 5.56%
Total	$3,443,431	6.61%		$3,261,613	2.30%
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million and $3 million of deferred financing cost as of December 31, 2022 and 2021, respectively.

Average remaining maturity of Secured financing agreements secured by:
	December 31, 2022	December 31, 2021
Agency RMBS (in thousands)	17 Days	4 Days
Agency CMBS (in thousands)	25 Days	13 Days
Non-Agency RMBS and Loans held for investment (in thousands)	474 Days	257 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have increased on our secured financing agreements collateralized by Agency MBS and decreased on our secured financing agreements collateralized by Non-Agency RMBS and Loans held for investments during 2022. At December 31, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%. At December 31, 2021, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 15.0%, Agency CMBS was 6.7% and Non-Agency RMBS and Loans held for investment was 27.9%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of December 31, 2022, we have entered into $1.2 billion of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of December 31, 2022 we have $365 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At December 31, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 4.7%, Agency CMBS was 4.5% and Non-Agency MBS and Loans held for investment was 6.9%. At December 31, 2021, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 0.7%, Agency CMBS was 0.2%, and Non-Agency MBS and Loans held for investment was 2.8%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. We believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing is $383 million and the fair value of collateral pledged is $418 million. We carry this secured financing instrument at fair value of $374 million. The weighted average borrowing rate, haircut and maturity were 5.14%, 7.5%, and five years, respectively. Additionally, we entered into a $250 million two-year non-mark-to-market secured financing agreement with a new counterparty during fourth quarter of 2022.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Year Ended December 31, 2022	$3,208,136	$3,434,765
Year Ended December 31, 2021	$3,937,929	$3,261,613
Year Ended December 31, 2020	$7,316,345	$4,636,837

Quarter End December 31, 2022	$3,123,400	$3,434,765
Quarter End September 30, 2022	$3,056,286	$2,820,931
Quarter End June 30, 2022	$3,373,179	$3,148,832
Quarter End March 31, 2022	$3,222,122	$3,424,405

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2022 and December 31, 2021, the carrying value of our total interest-bearing debt was approximately $10.6 billion and $11.1 billion, respectively, which represented a leverage ratio of approximately 4.0:1 and 3.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2022, we had secured financing agreements with 16 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of December 31, 2022 and December 31, 2021, we had $5.2 billion and $4.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and Treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2022 ranges from three years to five years and have a weighted average maturity of approximately four years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at December 31, 2022:

December 31, 2022
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	10	2,022,623	694,648
Japan	2	718,397	310,512
Canada	1	366,749	109,841
Netherlands	1	46,996	1,090
South Korea	1	120,678	4,564
Switzerland	1	167,988	132,240
Total	16	$3,443,431	$1,252,895
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At December 31, 2022, we had amounts at risk with Nomura of 12% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura were $308 million. At December 31, 2021, there was no amount at risk with any counterparty greater than 10% of our equity.

At December 31, 2022, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We repurchased approximately 5.4 million shares of our common stock at an average price of $9.10 for a total of $49 million during the year ended December 31, 2022. We repurchased approximately 161 thousand shares of our common stock at an average price of $11.39 per share for a total of $2 million during the year ended December 31, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $177 million as of December 31, 2022.

In February 2022, we entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and
RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time through any of the Sales Agents under the Securities Act of 1933. During the year ended December 31, 2022, we did not issue any shares under the at-the-market sales program.

We declared dividends to common shareholders of $266 million, or $1.12 per share, and $308 million, or $1.29 per share, during the years ended December 31, 2022 and 2021, respectively.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

We declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

We declared dividends to Series C preferred stockholders of $20 million, or $1.937500 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

We declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

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

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the years ended December 31, 2022 and 2021, we granted RSU awards to our employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 396 thousand RSU awards during the year ended December 31, 2022 with a grant date fair value of $4 million for the 2022 performance year. We granted 393 thousand RSU awards during the year ended December 31, 2021, with a grant date fair value of $5 million for the 2021 performance year. In addition, during the year ended December 31, 2021, we granted certain of our senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.
Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the year ended December 31, 2022 and 2021 include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. During the year ended December 31, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the year ended December 31, 2021, we granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.
At December 31, 2022 and December 31, 2021, there were approximately 3.0 million and 2.8 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at December 31, 2022 and December 31, 2021. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

December 31, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,329,284	$731,308	$382,838	$—	$3,443,430
Securitized debt, collateralized by Non-Agency RMBS	640	523	71	92	1,326
Securitized debt at fair value, collateralized by Loans held for investment	1,636,544	2,535,642	1,733,022	1,949,240	7,854,448
Interest expense on MBS secured financing agreements (1)	28,915	6,147	1,750	—	36,812
Interest expense on securitized debt (1)	208,059	307,001	187,281	176,580	878,921
Total	$4,203,442	$3,580,621	$2,304,962	$2,125,912	$12,214,937
(1) Interest is based on variable rates in effect as of December 31, 2022.

December 31, 2021
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,861,485	$143,239	$256,889	$—	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS	4,374	2,361	949	82	7,766
Securitized debt at fair value, collateralized by Loans held for investment	2,031,445	2,886,255	1,697,760	1,145,995	7,761,455
Interest expense on MBS secured financing agreements (1)	7,687	352	1,270	—	9,309
Interest expense on securitized debt (1)	170,798	223,316	117,998	101,367	613,479
Total	$5,075,789	$3,255,523	$2,074,866	$1,247,444	$11,653,622
(1) Interest is based on variable rates in effect as of December 31, 2021.

Not included in the table above are the unfunded construction loan commitments of $9 million and $23 million as of December 31, 2022 and December 31, 2021, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of December 31, 2022, we have funded $27 million towards that commitment, leaving an unfunded commitment of $48 million.

Capital Expenditure Requirements

At December 31, 2022 and December 31, 2021, we had no material commitments for capital expenditures.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including current expected credit losses of Non-Agency RMBS, valuation of Loans held for investments, Agency and Non-Agency MBS, forward interest rates for interest rate swaps, and income recognition on Loans held for investments and Non-Agency RMBS. Actual results could differ materially from those estimates.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. Our fair value estimation process utilizes inputs other than quoted prices that are observed in the market. Our estimates are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 95% and 93% of total assets measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively. Level 3 liabilities represent approximately 95% and 100% of total liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021, respectively.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to thirty-eight consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2022, we consolidated thirty-six residential mortgage loan securitizations and two RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and Non-QM residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily first lien mortgages of 2005-2007 vintages.

Our determination to consolidate these thirty-eight VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to remove the servicer without cause resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

Additionally, refer to Item 1A, "Risk Factors" included elsewhere in this 2022 Form 10-K for additional information on risks we face.

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the effect of inflation and updated Federal Rate increase projections in 2022. As the Federal

Reserve increases its Federal Funds Rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally secured financing agreements and securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, futures and mortgage options. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our secured financing agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR, as are some classes of our preferred stock. On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. Moreover, any adjustable-rate mortgage loans based upon LIBOR will need to convert by that time too.

On January 1, 2022, ICE discontinued the publication of the 1-week and 2-month tenors of USD-LIBOR. In the United States., the Alternative Reference Rates Committee, or ARRC, a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate, or SOFR, and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd, or CME Term SOFR, plus in each case, a recommended spread adjustment as LIBOR's replacements. The Board of Governors of the Federal Reserve has also named CMEE Term SOFR as the Board-selected replacement rate for most cash products under the Adjustable Interest Rate (LIBOR) Act of 2021, which governs instruments for which there is no determining person to choose a LIBOR replacement or which have no fallback provisions specifying an alternate replacement rate. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities.

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

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions contracts that use LIBOR as a benchmark for adjustable interest rates to another benchmark, once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract that does not select a benchmark replacement for LIBOR or identify a person authorized to select a benchmark replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based benchmark replacement is selected to replace LIBOR, the person responsible under a contract for determining values is not required to obtain the consent of anyone before determining values based on that benchmark replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve's final rules were issued in December 2022 and provide for the following SOFR-based replacement rates: (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association protocol, (ii) CME Term SOFR for all covered cash products, except FHFA-regulated entity contracts and (iii) a 30-day compounded SOFR average for certain FHFA-regulated entity contracts. We are evaluating the impact of the final rules on assets and liabilities covered by the legislation and will continue to consider all available options, including the potential impact on certain classes of our outstanding fixed-to-floating preferred stock. However, we believe that the Act should provide some measure of certainty with respect to the treatment of such instruments once LIBOR is permanently discontinued.

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

To mitigate potential interest rate mismatches, we have entered into agreements for longer term, non-mark-to-market financing facilities at rates that are higher than short term secured financing agreements. These longer term agreements are primarily on our less liquid Non-Agency RMBS assets. Having non-mark-to-market financing facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2022 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2022
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	2.35%	5.91%
-50 Basis Points	1.12%	2.51%
Base Interest Rate	—	—
+50 Basis Points	(0.97)%	(3.52)%
+100 Basis Points	(1.80)%	(6.22)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2022. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2022
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$82,439	$398,440	$8,887	$12,468,605	$12,958,371
Cash equivalents	264,600	—	—	—	264,600
Total rate sensitive assets	$347,039	$398,440	$8,887	$12,468,605	$13,222,971

Rate sensitive liabilities	4,486,303	6,057,869	—	3,716	10,547,888
Interest rate sensitivity gap	$(4,139,264)	$(5,659,429)	$8,887	$12,464,889	$2,675,083

Cumulative rate sensitivity gap	$(4,139,264)	$(9,798,693)	$(9,789,806)	$2,675,083

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(31)%	(74)%	(74)%	20%

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

Cybersecurity Risk

We have a suite of information security controls including enterprise technology hardware and software solutions, security programs such as cybersecurity risk assessment and tabletop exercise specific to our industry, testing of the resiliency of our systems including penetration and disaster recovery tests to continually improve our Business Continuity program against ever-changing threat landscape. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. Our round-the-clock Security Operation Center actively monitors suspicious activities including tactics, techniques, or procedures related to state-sponsored threat actors and associated groups. Our cybersecurity user awareness program provides regular training sessions on cybersecurity risks and mitigation strategies. We assess our cybersecurity risk awareness, prevention, detection, response and recovery capabilities against industry standard frameworks and maturity models. In addition, we had an independent third-party perform a cybersecurity maturity assessment of our systems, policies and procedures focused on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework and the SEC's Office of Compliance Inspections and Examinations, or OCIE cybersecurity guidance in 2022. The review noted positive findings as well as a few low-risk recommendations which have been implemented to further improve our cyber security maturity level.

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management (“ERM”) designed to assess and manage risk to achieve our strategic goals. The “First Layer of Defense” consists of assessing key risks indicators (“KRIs”) facing each respective business unit within the Company. Our risk management unit is an independent group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to understand, monitor, manage and escalate risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes Oxley (“SOX”) Act and is subject to an independent, external quarterly review and an annual audit from Ernst & Young. Our board of directors risk committee reviews risk, portfolio, and financial reporting material. The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third-party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to our audit committee.

Business Continuity Plan (“BCP”)

Our BCP is prepared with the intent of providing guidelines to facilitate (i) employee safety and relocation; (ii) preparedness for carrying out activities and receiving communication; (iii) resumption and restoration of systems and business processes and (iv) the protection and integrity of the Company’s assets.

Our BCP is designed to facilitate business process resilience in a broad range of scenarios with a dedicated Disaster Recovery Team (“DRT”) which is comprised of executive management, head of technology, and professionals across our various business units. Our BCP identifies the critical systems and processes necessary for business operations as well as the resources, employees, and planning needed to support these systems and processes. Critical systems and processes are defined as those which have a material impact on core operations, financial performance, or regulatory requirements. This includes applications which facilitate financial transactions, transaction settlements, financial reporting, and business communication and the personnel who perform such actions. Our BCP provides guidelines to aid in the timely resumption of business operations and for communication with employees, service providers and other key stakeholders needed to support these operations. Our BCP is a "living process" that will evolve with the input and guidance of the key stakeholders, subject matter experts and industry best practices and is reviewed and updated at least annually.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2022 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2022 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report under Item 8. “Financial Statements and Supplementary Data.”

(c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2023 (and, in any event, no later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 15, 2022. The information to be included in the Proxy Statement regarding our directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

10.10†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference)
10.11†	Separation Agreement, dated December 31, 2022, between the Company and Mohit Marria.
10.12
Form of Master Securities Repurchase Agreement (filed as Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 3 to Form S-11 (File No. 333-145525) filed on November 13, 2007 and incorporated herein by reference)

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

Valuation of financial instruments using significant unobservable inputs
Description of the Matter	As of December 31, 2022, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $1.1 billion of Non-Agency RMBS, at fair value; $11.2 billion of Loans held for investment, at fair value; and $7.1 billion of Securitized debt at fair value, collateralized by loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 5 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

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

Interest Income on Non-Agency RMBS and Loans held for investment
Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company recorded $31.4 million of net accretion of purchase discounts on the Company’s Non-Agency RMBS portfolio and $52.8 million of net amortization of purchase premiums on the Company’s Loans held for investment portfolio, both of which are included in the interest income line item within the consolidated statement of operations for the year ending December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company recognizes interest income on these investments using the interest method based on management’s estimates of cash flows, which incorporates significant assumptions regarding the timing and amount of expected future cash flows, prepayment speeds, expected default severities, loss severities, delinquency rates, and other pertinent factors.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

New York, New York

February 17, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of financial condition of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 17, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 17, 2023

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2022	December 31, 2021
Cash and cash equivalents	$264,600	$385,741
Non-Agency RMBS, at fair value (net of allowance for credit losses of $7 million and $213 thousand, respectively)	1,147,481	1,810,208
Agency RMBS, at fair value	15,148	60,487
Agency CMBS, at fair value	415,796	761,208
Loans held for investment, at fair value	11,359,236	12,261,926
Accrued interest receivable	61,768	69,513
Other assets	133,866	58,320
Derivatives, at fair value	4,096	—
Total assets (1)	$13,401,991	$15,407,403
Liabilities:
Secured financing agreements ($4.7 billion and $4.4 billion pledged as collateral, respectively, and includes $374 million and $0 million at fair value, respectively)	$3,434,765	$3,261,613
Securitized debt, collateralized by Non-Agency RMBS ($276 million and $365 million pledged as collateral, respectively)	78,542	87,999
Securitized debt at fair value, collateralized by Loans held for investment ($10.0 billion and $11.0 billion pledged as collateral, respectively)	7,100,742	7,726,043
Payable for investments purchased	9,282	477,415
Accrued interest payable	30,696	20,416
Dividends payable	64,545	86,152
Accounts payable and other liabilities	16,616	11,574
Total liabilities (1)	$10,735,188	$11,671,212

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 231,824,192 and 236,951,266 shares issued and outstanding, respectively	2,318	2,370
Additional paid-in-capital	4,318,388	4,359,045
Accumulated other comprehensive income	229,345	405,054
Cumulative earnings	4,038,942	4,552,008
Cumulative distributions to stockholders	(5,922,562)	(5,582,658)
Total stockholders' equity	$2,666,803	$3,736,191
Total liabilities and stockholders' equity	$13,401,991	$15,407,403
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2022, and December 31, 2021, total assets of consolidated VIEs were $10,199,266 and $10,666,591, respectively, and total liabilities of consolidated VIEs were $6,772,125 and $7,223,655, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Net interest income:
Interest income (1)	$773,121	$937,546	$1,030,250
Interest expense (2)	333,293	326,628	516,181
Net interest income	439,828	610,918	514,069

Increase/(decrease) in provision for credit losses	7,037	33	180

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(1,482)	—	201,000
Realized gains (losses) on terminations of interest rate swaps	(561)	—	(463,966)
Periodic interest cost of swaps, net	(1,752)	—	(41,086)
Net gains (losses) on derivatives	(3,795)	—	(304,052)
Net unrealized gains (losses) on financial instruments at fair value	(736,899)	437,357	(110,664)
Net realized gains (losses) on sales of investments	(76,473)	45,313	166,946
Gains (losses) on extinguishment of debt	(2,897)	(283,556)	(54,418)
Other investment gains (losses)	(1,866)	—	—
Total other gains (losses)	(821,930)	199,114	(302,188)

Other expenses:
Compensation and benefits	49,378	46,823	44,811
General and administrative expenses	22,651	22,246	22,914
Servicing and asset manager fees	36,005	36,555	39,896
Transaction expenses	16,146	29,856	15,068
Total other expenses	124,180	135,480	122,689
Income (loss) before income taxes	(513,319)	674,519	89,012
Income tax expense (benefit)	(253)	4,405	158
Net income (loss)	$(513,066)	$670,114	$88,854

Dividends on preferred stock	73,765	73,764	73,750

Net income (loss) available to common shareholders	$(586,831)	$596,350	$15,104

Net income (loss) per share available to common shareholders:
Basic	$(2.51)	$2.55	$0.07
Diluted	$(2.51)	$2.44	$0.07

Weighted average number of common shares outstanding:
Basic	233,938,745	233,770,474	212,995,533
Diluted	233,938,745	245,496,926	226,438,341

(1) Includes interest income of consolidated VIEs of $551,253, $586,580, and $683,456 for the years ended December 31, 2022, 2021, and 2020, respectively. See accompanying notes to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $197,823, $203,135, and $285,142 for the years ended December 31, 2022, 2021, and 2020, respectively. See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Comprehensive income (loss):
Net income (loss)	$(513,066)	$670,114	$88,854
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(175,709)	(115,926)	(94,136)
Reclassification adjustment for net realized losses (gains) included in net income	—	(37,116)	(56,104)
Other comprehensive income (loss)	(175,709)	$(153,042)	$(150,240)
Comprehensive income (loss) before preferred stock dividends	$(688,775)	$517,072	$(61,386)
Dividends on preferred stock	$73,765	$73,764	$73,750
Comprehensive income (loss) available to common stock shareholders	$(762,540)	$443,308	$(135,136)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December 31, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(513,066)	—	(513,066)
Other comprehensive income (loss)	—	—	—	—	—	—	(175,709)	—	—	(175,709)
Repurchase of common stock	—	—	—	—	(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—		2	8,175	—	—	—	8,177
Common dividends declared	—	—	—	—	—	—	—	—	(266,139)	(266,139)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,765)	(73,765)
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803

For the Year Ended December 31, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	670,114	—	670,114
Other comprehensive income (loss)	—	—	—	—	—	—	(153,042)	—	—	(153,042)
Repurchase of Common Stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	58	37,282	—	—	—	37,340
Stock based compensation	—	—	—	—	8	6,505	—	—	—	6,513
Common dividends declared	—	—	—	—	—	—	—	—	(307,583)	(307,583)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,764)	(73,764)
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191

For the Year Ended December 31, 2020

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2019	$58	$130	$104	$80	$1,873	$4,275,963	$708,336	$3,793,040	$(4,826,291)	$3,953,293
Net income (loss)	—	—	—	—	—	—	—	88,854	—	88,854
Other comprehensive income (loss)	—	—	—	—	—	—	(150,240)	—	—	(150,240)
Repurchase of Common Stock	—	—	—	—	(15)	(22,051)	—	—	—	(22,066)
Settlement of warrants	—	—	—	—	494	312,804	—	—	—	313,298
Settlement of convertible debt	—	—	—	—	(47)	(33,703)	—	—	—	(33,750)
Stock based compensation	—	—	—	—	1	5,016	—	—	—	5,017
Common dividends declared	—	—	—	—	—	—	—	—	(301,270)	(301,270)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,750)	(73,750)
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386

See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash Flows From Operating Activities:
Net income (loss)	$(513,066)	$670,114	$88,854
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	61,488	70,584	102,564
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	(258)	8,625	(39,647)
Net unrealized losses (gains) on derivatives	1,482	—	(201,000)
Proceeds (payments) for derivative settlements	(6,200)	—	—
Margin (paid) received on derivatives	(40,234)	—	325,594
Net unrealized losses (gains) on financial instruments at fair value	736,899	(437,357)	110,664
Net realized losses (gains) on sales of investments	76,473	(45,313)	(166,946)
Other investment (gains) losses	1,866	—	—
Net increase (decrease) in provision for credit losses	7,037	33	180
(Gain) loss on extinguishment of debt	2,897	283,556	54,418
Equity-based compensation expense	8,177	6,513	5,017
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	7,745	11,643	35,950
Decrease (increase) in other assets	(33,476)	(36,013)	(32,275)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	5,041	6,903	(322)
Increase (decrease) in accrued interest payable, net	9,851	(20,106)	(25,148)
Net cash provided by (used in) operating activities	$325,722	$519,182	$257,903
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(57,931)	$(217,263)	$(432,822)
Sales	42,503	201,653	7,201,313
Principal payments	253,815	773,381	715,931
Non-Agency RMBS portfolio:
Purchases	(23,000)	(9,766)	(32,859)
Sales	23,056	47,674	166,786
Principal payments	178,305	299,332	261,737
Loans held for investment:
Purchases	(2,067,352)	(2,852,801)	(2,558,943)
Sales	—	1,653,260	1,042,664
Principal payments	2,160,445	2,652,767	1,966,590
Net cash provided by (used in) investing activities	$509,841	$2,548,237	$8,330,397
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$37,815,611	$45,623,033	$87,550,016
Payments on secured financing agreements	(37,637,975)	(47,001,449)	(96,378,688)
Payments on repurchase of common stock	(48,886)	(1,828)	(22,066)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	1,122,982	5,521,953	3,043,257
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,844,033)	(6,440,480)	(2,535,782)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(2,892)	(21,752)	(16,839)
Payments on convertible debt purchases	—	(36,892)	—
Net proceeds from issuance of convertible debt	—	—	361,139

Purchase of capped call	—	—	(33,750)
Settlement of warrants	—	(220,945)	—
Common dividends paid	(287,746)	(298,644)	(322,625)
Preferred dividends paid	(73,765)	(73,764)	(73,750)
Net cash provided by (used in) financing activities	$(956,704)	$(2,950,768)	$(8,429,088)
Net increase (decrease) in cash and cash equivalents	(121,141)	116,651	159,212
Cash and cash equivalents at beginning of period	385,741	269,090	109,878
Cash and cash equivalents at end of period	$264,600	$385,741	$269,090

Supplemental disclosure of cash flow information:
Interest received	$842,354	$1,019,773	$1,168,080
Interest paid	$323,271	$338,538	$578,477
Income taxes paid (received)	$(253)	$4,405	$158
Non-cash investing activities:
Payable for investments purchased	$9,282	$477,415	$106,169
Net change in unrealized gain (loss) on available-for sale securities	$(175,709)	$(153,042)	$(150,240)
Retained beneficial interests	$—	$24,891	$21,943

Transfer of investments due to consolidation
Loans held for investment, at fair value	$1,047,838	$—	$—
Securitized debt at fair value, collateralized by loans held for investment	$774,514	$—	$—
Non-Agency RMBS, at fair value	$(218,276)	$—	$—

Non-cash financing activities:
Dividends declared, not yet paid	$64,545	$86,152	$77,213
Conversion of convertible debt	$—	$37,339	$309,820
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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at December 31, 2022. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $250 thousand, $1 million and $1 million during the years ended December 31, 2022, 2021 and 2020, respectively, in fees to Kah Capital Management, LLC. These fees were paid for investment services provided, and are reported within Other Expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of December 31, 2022, the Company has funded $27 million towards that commitment. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Statement of Operations.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2022 and December 31, 2021.

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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are initially measured at the estimated fair value less the estimated cost to sell. At the time the asset is re-categorized, any excess of the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. REO assets are subsequently measured at the lower of its carrying amount of fair value less cost to sell. The carrying value of REO assets at December 31, 2022 and 2021 was $21 million and $15 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

(f) Secured Financing Agreements

The Company finances the acquisition of a significant portion of its mortgage-backed securities with secured financing agreements. The Company has evaluated each agreement and has determined that each of the secured financing agreements be accounted for as secured borrowings, which is recourse to the Company.

The Company has elected the fair value option on certain of its secured financing agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period, fees paid at inception related to secured financing agreements at fair value are expensed as incurred. Interest expense is recorded based on the current interest rate in effect for the related agreement.

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

(i) Fair Value

The Company carries the majority of its financial instruments at fair value. The Company has elected fair value option on certain Non-Agency RMBS, Agency MBS, Loans held for investments, secured financing agreements and Securitized debt, collateralized by loans held for investment. The Company believes the fair value option election will provide its financial statements user with reduced complexity, greater consistency, understandability and comparability.

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

Secured Financing Agreements:

Certain of the Company's secured financing agreements are carried at fair value with changes in fair value reflected in earnings. These secured financing agreements were entered to finance certain Loans held for investments which are carried at fair value with changes in fair value reflected in earnings. The fair value option allows both the loans and secured financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2022 and 2021.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of December 31, 2022 and December 31, 2021.

December 31, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,153,458	$7,377	$(624,803)	$536,032	$(4,418)	$761,808	$237,127	$(6,933)	$230,194
Subordinated	439,591	3,872	(139,142)	304,321	(2,770)	286,909	22,035	(36,677)	(14,642)
Interest-only	3,286,545	162,820	—	162,820	—	98,764	15,968	(80,024)	(64,056)
Agency RMBS
Interest-only	409,940	18,768	—	18,768	—	15,148	1,371	(4,991)	(3,620)
Agency CMBS
Project loans	302,685	5,805	(192)	308,298	—	289,418	—	(18,880)	(18,880)
Interest-only	2,669,396	139,738	—	139,738	—	126,378	1,654	(15,014)	(13,360)
Total	$8,261,615	$338,380	$(764,137)	$1,469,977	$(7,188)	$1,578,425	$278,155	$(162,519)	$115,636

December 31, 2021
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,283,788	$5,906	$(673,207)	$616,487	$(212)	$985,682	$369,913	$(506)	$369,407
Subordinated	845,432	5,179	(274,843)	575,768	(1)	652,025	99,240	(22,982)	76,258
Interest-only	3,904,665	191,230	—	191,230	—	172,501	36,512	(55,241)	(18,729)
Agency RMBS
Interest-only	992,978	102,934	—	102,934	—	60,487	—	(42,447)	(42,447)
Agency CMBS
Project loans	560,565	10,812	(879)	570,498	—	614,419	43,921	—	43,921
Interest-only	2,578,640	147,024	—	147,024	—	146,789	3,044	(3,279)	(235)
Total	$10,166,068	$463,085	$(948,929)	$2,203,941	$(213)	$2,631,903	$552,630	$(124,455)	$428,175

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2022 and December 31, 2021. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

December 31, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$83,553	$(6,170)	13	$7,577	$(763)	1	$91,130	$(6,933)	14
Subordinated	161,959	(27,120)	28	37,025	(9,557)	8	198,984	(36,677)	36
Interest-only	41,890	(24,411)	79	15,213	(55,613)	50	57,103	(80,024)	129
Agency RMBS
Interest-only	6,062	(500)	4	2,825	(4,491)	4	8,887	(4,991)	8
Agency CMBS
Project loans	281,307	(18,880)	131	—	—	—	281,307	(18,880)	131
Interest-only	81,472	(10,503)	5	35,234	(4,511)	3	116,706	(15,014)	8
Total	$656,243	$(87,584)	260	$97,874	$(74,935)	66	$754,117	$(162,519)	326

December 31, 2021
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$30,846	$(506)	2	$—	$—	—	$30,846	$(506)	2
Subordinated	36,942	(657)	7	28,371	(22,325)	9	65,313	(22,982)	16
Interest-only	11,872	(1,958)	24	30,474	(53,283)	56	42,346	(55,241)	80
Agency RMBS
Interest-only	5,003	(1,215)	4	55,486	(41,232)	21	60,489	(42,447)	25
Agency CMBS
Interest-only	131,551	(3,164)	7	491	(115)	1	132,042	(3,279)	8
Total	$216,214	$(7,500)	44	$114,822	$(116,955)	87	$331,036	$(124,455)	131

At December 31, 2022, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2022.

The Company had $3 million gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of December 31, 2022. There were no such losses on its Agency MBS as of December 31, 2021. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2022 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $20 million and $506 thousand, at December 31, 2022 and December 31, 2021, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the years ended December 31, 2022 and 2021 is presented below.

	For the Year Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Beginning allowance for credit losses	$213	$180

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	3,515	475
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	4,525	(830)
Write-offs charged against the allowance	(1,204)	(86)
Recoveries of amounts previously written off	139	474
Ending allowance for credit losses	$7,188	$213

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of December 31, 2022 and December 31, 2021.

	December 31, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	88,062	7.5%	2.4%	39.7%
Subordinated	66,914	9.2%	0.4%	40.9%

	December 31, 2021
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	6,941	2.4%	5.1%	60.9%
Subordinated	1	10.0%	0.3%	30.0%

The increase in the allowance for credit losses for the year ended December 31, 2022 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2021. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at December 31, 2022 and December 31, 2021.

		December 31, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$237,127	$—	$237,127	$(5,132)	$(1,801)	$(6,933)
Subordinated	14,600	7,435	22,035	(14,418)	(22,259)	(36,677)
Interest-only	—	15,968	15,968	—	(80,024)	(80,024)
Agency RMBS
Interest-only	—	1,371	1,371	—	(4,991)	(4,991)
Agency CMBS
Project loans	—	—	—	(2,832)	(16,048)	(18,880)
Interest-only	—	1,654	1,654	—	(15,014)	(15,014)
Total	$251,727	$26,428	$278,155	$(22,382)	$(140,137)	$(162,519)

		December 31, 2021
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$369,913	$—	$369,913	$(506)	$—	$(506)
Subordinated	33,587	65,653	99,240	—	(22,982)	(22,982)
Interest-only	—	36,512	36,512	—	(55,241)	(55,241)
Agency RMBS
Interest-only	—	—	—	—	(42,447)	(42,447)
Agency CMBS
Project loans	2,060	41,861	43,921	—	—	—
Interest-only	—	3,044	3,044	—	(3,279)	(3,279)
Total	$405,560	$147,070	$552,630	$(506)	$(123,949)	$(124,455)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2022 and December 31, 2021.

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,153,458	$46.09	66.05	5.3%	16.4%
Subordinated	439,591	68.60	65.27	4.2%	6.8%
Interest-only	3,286,545	4.95	3.01	0.6%	5.3%
Agency RMBS
Interest-only	409,940	4.58	3.70	0.9%	5.0%
Agency CMBS
Project loans	302,685	101.85	95.62	4.3%	4.1%
Interest-only	2,669,396	5.23	4.73	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2021
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,283,788	$48.02	$76.78	4.5%	18.0%
Subordinated	845,432	68.10	77.12	3.8%	7.1%
Interest-only	3,904,665	4.90	4.42	1.7%	13.2%
Agency RMBS
Interest-only	992,978	10.37	6.09	1.3%	0.3%
Agency CMBS
Project loans	560,565	101.77	109.61	4.3%	4.1%
Interest-only	2,578,640	5.70	5.69	0.7%	4.6%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2022 and December 31, 2021 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,727	$152,811	$308,351	$293,919	$761,808
Subordinated	3,957	6,829	113,903	162,220	286,909
Interest-only	205	30,780	65,038	2,741	98,764
Agency RMBS
Interest-only	—	—	15,148	—	15,148
Agency CMBS
Project loans	8,112	—	—	281,306	289,418
Interest-only	139	126,239	—	—	126,378
Total fair value	$19,140	$316,659	$502,440	$740,186	$1,578,425
Amortized cost
Non-Agency RMBS
Senior	$6,336	$122,916	$206,615	$200,165	$536,032
Subordinated	1,184	5,008	118,700	179,429	304,321
Interest-only	6,249	64,172	89,266	3,133	162,820
Agency RMBS
Interest-only	—	—	18,768	—	18,768
Agency CMBS
Project loans	8,112	—	—	300,186	308,298
Interest-only	200	139,538	—	—	139,738
Total amortized cost	$22,081	$331,634	$433,349	$682,913	$1,469,977

	December 31, 2021
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$3,186	$279,222	$318,684	$384,590	$985,682
Subordinated	3,303	149,089	276,979	222,654	652,025
Interest-only	2,300	140,558	29,642	1	172,501
Agency RMBS
Interest-only	—	—	60,487	—	60,487
Agency CMBS
Project loans	8,388	—	—	606,031	614,419
Interest-only	1,335	141,997	3,457	—	146,789
Total fair value	$18,512	$710,866	$689,249	$1,213,276	$2,631,903
Amortized cost
Non-Agency RMBS
Senior	$2,349	$194,506	$190,030	$229,602	$616,487
Subordinated	1	129,063	244,103	202,601	575,768
Interest-only	27,764	140,757	22,648	61	191,230
Agency RMBS
Interest-only	—	—	102,934	—	102,934
Agency CMBS
Project loans	8,388	—	—	562,110	570,498
Interest-only	1,540	142,290	3,194	—	147,024
Total amortized cost	$40,042	$606,616	$562,909	$994,374	$2,203,941

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at December 31, 2022 and December 31, 2021. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

December 31, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.9%	1.3%	3.3%	1.3%	3.0%	0.6%	12.4%

December 31, 2021	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.3%	5.5%	1.3%	2.6%	0.4%	14.5%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
Weighted average maturity (years)		21.4		21.4
Weighted average amortized loan to value (1)		58.2%		60.3%
Weighted average FICO (2)		713		706
Weighted average loan balance (in thousands)		$258		$259
Weighted average percentage owner-occupied		84.4%		84.0%
Weighted average percentage single family residence		61.4%		62.7%
Weighted average current credit enhancement		1.1%		1.2%
Weighted average geographic concentration of top four states	CA	32.7%	CA	31.2%
	NY	11.3%	NY	10.4%
	FL	7.6%	FL	8.0%
	NJ	4.5%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.

(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2022 and December 31, 2021.

Origination Year	December 31, 2022	December 31, 2021
2003 and prior	0.7%	1.4%
2004	1.1%	1.2%
2005	9.0%	8.6%
2006	45.0%	53.7%
2007	30.8%	25.3%
2008 and later	13.4%	9.8%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2022, 2021, and 2020 are as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	23,056	47,877	166,747
Agency RMBS	42,502	626	5,710,134
Agency CMBS	—	201,037	1,060,987

Gross realized gains:
Non-Agency RMBS	—	37,742	22,021
Agency RMBS	—	—	74,264
Agency CMBS	—	13,735	88,929
Gross realized losses:
Non-Agency RMBS	(15,595)	(4,955)	(9,470)
Agency RMBS	(60,878)	(1,209)	(5,816)
Agency CMBS	—	—	(2,982)
Net realized gain (loss)	$(76,473)	$45,313	$166,946

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes business purpose loans.

At December 31, 2022 and December 31, 2021, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.9 billion and $11.4 billion as of December 31, 2022 and December 31, 2021, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2022 and December 31, 2021:

	For the Year Ended	For the Year Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
Balance, beginning of period	$12,261,926	$13,112,129
Transfer due to consolidation	1,047,838	—
Purchases	1,615,377	3,364,609
Principal paydowns	(2,160,445)	(2,652,767)
Sales and settlements	(5,369)	(1,679,280)
Net periodic accretion (amortization)	(52,616)	(79,368)
Change in fair value	(1,347,475)	196,603
Balance, end of period	$11,359,236	$12,261,926

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the year ended December 31, 2022. During the year ended December 31, 2021, the Company sold loans with a fair value of $450 million, with the Company retaining $25 million of beneficial interests in these loans.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2022	December 31, 2021 (1)
2002 and prior	6.0%	6.6%
2003	5.0%	5.7%
2004	9.7%	11.7%
2005	16.3%	18.6%
2006	20.3%	22.7%
2007	21.5%	22.6%
2008	6.6%	6.2%
2009	1.5%	1.2%
2010 and later	13.1%	4.7%
Total	100.0%	100.0%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased prior to the reporting date and settled subsequent to the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2022 and December 31, 2021:

	December 31, 2022		December 31, 2021 (1)
Number of loans		116,876		114,946
Weighted average maturity (years)		20.9		19.3
Weighted average loan to value		82.2%		84.2%
Weighted average FICO		658		656
Weighted average loan balance (in thousands)		$103		$96
Weighted average percentage owner occupied		87.5%		88.8%
Weighted average percentage single family residence		79.3%		82.2%
Weighted average geographic concentration of top five states	CA	14.6%	CA	13.9%
	FL	8.5%	FL	8.1%
	NY	8.5%	NY	8.0%
	PA	4.5%	VA	4.8%
	VA	4.4%	PA	4.8%
(1) The above table excludes approximately $437 million of Loans held for investment for December 31, 2021, which were purchased prior to the reporting date and settled subsequent to the reporting date.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at December 31, 2022 and December 31, 2021, respectively.

December 31, 2022
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	5,861	1.88% to 21.49%	7/9/1996 - 8/1/2057	439,907	34,921	24,712
$250 to $500	493	1.25% to 12.50%	11/1/2028 - 1/1/2057	170,897	8,843	8,191
$500 to $750	141	2.50% to 8.13%	3/1/2034 - 8/1/2059	85,028	2,962	4,758
$750 to $1,000	41	2.63% to 8.50%	5/1/2035 - 2/1/2059	35,365	1,704	—
Over $1,000	34	2.38% to 7.25%	10/1/2034 - 2/1/2052	52,930	—	—
	6,570			784,127	48,430	37,661

Fixed loans:
$1 to $250	102,055	0.00% to 21.20%	7/1/2000 - 1/1/2099	7,552,526	736,212	585,967
$250 to $500	6,474	0.00% to 11.50%	12/1/2005 - 6/1/2062	2,161,707	224,457	215,280
$500 to $750	971	1.99% to 10.99%	6/1/2021 - 5/1/2062	580,883	38,338	51,582
$750 to $1,000	363	2.00% to 9.99%	3/1/2013 - 11/1/2061	311,895	9,563	20,676
Over $1,000	443	1.73% to 10.69%	1/1/2021 - 11/1/2061	669,392	6,944	21,800
	110,306			11,276,403	1,015,514	895,305

Total	116,876			12,060,530	1,063,944	932,966

The foreclosure, bankruptcy, and REO principal balances on our loans were $392 million, $211 million and $34 million, respectively, as of December 31, 2022, which are included in the table above.

December 31, 2021 (1)
(dollars in thousands)

Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	6,651	0.50% to 17.74%	7/9/1996 - 8/1/2057	521,020	60,329	32,575
$250 to $500	608	1.25% to 10.50%	11/1/2028 - 2/1/2057	211,276	21,468	11,586
$500 to $750	129	2.13% to 9.13%	9/1/2033 - 10/1/2056	77,678	7,923	5,392
$750 to $1,000	28	2.38% to 6.25%	2/1/2035 - 2/1/2052	23,390	3,176	—
Over $1,000	22	2.13% to 6.63%	12/1/2021 - 10/1/2048	41,950	3,787	6,040
	7,438			875,314	96,683	55,593

Fixed loans:
$1 to $250	100,857	0.00% to21.20%	7/1/2000 - 1/1/2099	7,520,209	853,015	593,872
$250 to $500	5,610	0.00% to 11.50%	12/1/2005 - 11/1/2061	1,880,177	204,071	211,034
$500 to $750	746	1.00% to 10.14%	3/1/2021 - 7/1/2061	440,377	43,088	58,657
$750 to $1,000	151	2.00% to 9.00%	3/1/2013 - 5/1/2061	129,173	8,544	21,221
Over $1,000	144	2.00% to 10.69%	7/1/2020 - 7/1/2061	236,845	23,930	29,968
	107,508			10,206,781	1,132,648	914,752

Total	114,946			11,082,095	1,229,331	970,345

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

The fair value of residential mortgage loans 90 days or more past due was $717 million and $830 million as of December 31, 2022 and December 31, 2021, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At December 31, 2022, fourteen investment holdings with an internally developed fair value of $96 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $14 million higher, in the aggregate, than the third-party prices provided of $82 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the thresholds for the period. At December 31, 2021, seven investment holdings with an internally developed fair value of $50 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $8 million higher, in the aggregate, than the third-party prices provided of $42 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also include prime, jumbo, investor owned and business purpose loans.

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

At December 31, 2022, eight loan pools with an internally developed fair value of $2.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $122 million higher than the third-party prices provided of $2.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the threshold for the period. At December 31, 2021, three loan pools with an internally developed fair value of $3.5 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $97 million higher than the third-party prices provided of $3.4 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2021 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $205 million and $230 million as of December 31, 2022 and December 31, 2021, respectively.

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

At December 31, 2022, six securitized debt collateralized by loans held for investment positions with an internally developed fair value of $35 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $3 million higher on a net basis than the third-party prices provided of $32 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the threshold for the period. At December 31, 2021, there were no pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices

The Company’s estimates of fair value of securitized debt, collateralized by Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of December 31, 2022 and December 31, 2021, respectively:

	December 31, 2022		December 31, 2021
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	18,513	16,731	—	—
Subordinated	257,658	175,603	653,616	500,288
Interest-only	3,286,545	98,764	3,904,665	172,501
Agency RMBS
Interest-only	409,940	15,148	992,978	60,487
Agency CMBS
Project loans	268,078	256,950	499,186	549,529
Interest-only	2,669,396	126,378	2,578,640	146,789
Loans held for investment, at fair value	12,060,631	11,359,236	11,519,255	12,261,926
Liabilities:
Secured Financing Agreements, at fair value	382,838	374,172	—	—
Securitized debt at fair value, collateralized by Loans held for investment	7,856,140	7,100,742	7,762,864	7,726,043

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the years ended December 31, 2022 and 2021:

	For the Year Ended
	December 31, 2022	December 31, 2021
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	(1,801)	—
Subordinated	(57,503)	62,736
Interest-only	(45,330)	(31,378)
Agency RMBS
Interest-only	38,826	(14,318)
Agency CMBS
Project loans	(57,910)	(111,963)
Interest-only	(13,125)	(2,548)
Loans held for investment, at fair value	(1,347,558)	196,602
Liabilities:
Secured Financing Agreements, at fair value	8,666	—
Securitized debt at fair value, collateralized by Loans held for investment	683,784	338,226

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

Secured Financing Agreements, at fair value

Fair value for certain secured financing agreements which are carried at fair value with changes in fair value reported in earnings are valued at the price that the Company would pay to transfer the liability to a market participant at the reporting date in an orderly transaction. The Company evaluates recent trades of financial liabilities made by the Company, which includes an element of non-performance risk, as well as changes in market interest rates to determine the fair value of the secured financing agreements. The primary factor in determining the fair value at December 31, 2022 is the change in market interest rates from the transaction date of the secured financing agreements and the reporting date. As these rates are observable, the secured financing agreements are reported as level 2 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2022 and December 31, 2021 are presented below.

	December 31, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,147,481	$—	$1,147,481
Agency RMBS, at fair value	—	15,148	—	—	15,148
Agency CMBS, at fair value	—	415,796	—	—	415,796
Loans held for investment, at fair value	—	204,636	11,154,600	—	11,359,236
Derivatives, at fair value	—	18,793	—	(14,697)	4,096

Liabilities:
Secured Financing Agreement, at fair value	—	374,172	—	—	374,172
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,100,742	—	7,100,742
Derivatives, at fair value	—	14,074	—	(14,074)	—

	December 31, 2021
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,810,208	$—	$1,810,208
Agency RMBS, at fair value	—	60,487	—	—	60,487
Agency CMBS, at fair value	—	761,208	—	—	761,208
Loans held for investment, at fair value	—	229,627	12,032,299	—	12,261,926

Liabilities:
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,726,043	—	7,726,043

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2022 and December 31, 2021.

Fair Value Reconciliation, Level 3
	For the Year Ended
	December 31, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Securitized Debt
Beginning balance Level 3	$1,810,208	$12,032,299	$7,726,043
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Transfer due to consolidation	(218,276)	1,047,838	774,514
Purchases of assets/ issuance of debt	23,589	1,429,503	1,122,982
Principal payments	(178,300)	(1,953,098)	(1,844,397)
Sales and Settlements	(23,056)	(5,368)	—
Net accretion (amortization)	31,387	(52,767)	5,021
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(7,036)	—	—
Realized gains (losses) on sales and settlements	(15,594)	—	—
Net unrealized gains (losses) included in income	(104,631)	(1,343,807)	(683,421)
Gains (losses) included in other comprehensive income
Total unrealized gains (losses) for the period	(170,810)	—	—
Ending balance Level 3	$1,147,481	$11,154,600	$7,100,742

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

There were no transfers in or out from Level 3 during the year ended December 31, 2022. During the year ended December 31, 2021, there were transfers out of $272 million Loans held for investment from Level 3 into Level 2, relating to business purpose loans as these assets are valued based on recent trades of similar assets within an active market. The Company determines when transfers have occurred between levels of the fair value hierarchy based on the date of the event or change in circumstances that caused the transfer.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of December 31, 2022 and December 31, 2021 follows. The weighted average discount rates are based on fair value.

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-25%	6.5%	1%-20%	7.7%	0%-10%	1.5%	26%-80%	31.8%
Subordinated	6%-12%	7.6%	4%-15%	8.6%	0%-6%	0.5%	10%-81%	32.8%
Interest-only	0%-85%	10.2%	6%-30%	9.7%	0%-7%	1.0%	0%-86%	29.1%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	1% -10%	3.9%	1% -30%	11.4%	0% -7%	1.8%	26% -78%	36.6%
Subordinated	2% -10%	5.6%	6% -45%	17.8%	0% -6%	1.1%	10% -55%	40.1%
Interest-only	0% -100%	10.3%	6% -55%	24.9%	0% -9%	1.3%	26% -84%	33.0%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of December 31, 2022 and December 31, 2021 follows:

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-10%	6.4%	6%-15%	10.4%	0%-7%	1.2%	30%-60%	45.8%

	December 31, 2021
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	1% -7%	2.6%	6% - 20%	15.1%	0% - 11%	1.4%	30% - 75%	56.1%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of December 31, 2022 and December 31, 2021, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of December 31, 2022 and December 31, 2021 follows:

	December 31, 2022	December 31, 2021
Factor:
Coupon
Base Rate	6.3%	3.1%
Actual	5.8%	6.1%

FICO
Base Rate	640	640
Actual	656	654

Loan-to-value (LTV)
Base Rate	87%	87%
Actual	82%	84%

Loan Characteristics:
Occupancy
Owner Occupied	89%	91%
Investor	5%	3%
Secondary	6%	6%
Property Type
Single family	80%	83%
Manufactured housing	3%	4%
Multi-family/mixed use/other	17%	13%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2022 and December 31, 2021.

	December 31, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	25,538	25,538
Secured financing agreements	2	3,060,592	3,080,982
Securitized debt, collateralized by Non-Agency RMBS	3	78,542	54,590
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2021
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Secured financing agreements	2	3,261,613	3,265,577
Securitized debt, collateralized by Non-Agency RMBS	3	87,999	72,505

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At December 31, 2022 and December 31, 2021, the Company has $1.2 billion and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At December 31, 2022 and December 31, 2021, the Company has $365 million and $113 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At December 31, 2022 and December 31, 2021, we pledged $33 million and $19 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full.

Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of December 31, 2022.

At December 31, 2022, the Company had amounts at risk with Nomura of 12% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura were $308 million. At December 31, 2021, there was no amount at risk with any counterparty greater than 10% of the Company's equity.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of December 31, 2022 and December 31, 2021 were:

	December 31, 2022	December 31, 2021
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$3,946	$23,170
Agency CMBS (in thousands)	355,934	589,535
Non-Agency RMBS and Loans held for investment (in thousands) (1)	3,083,551	2,648,908
Total:	$3,443,431	$3,261,613

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$6,662	$28,320
Agency CMBS (in thousands)	382,547	617,457
Non-Agency RMBS and Loans held for investment (in thousands)	4,310,513	3,747,573
Total:	$4,699,722	$4,393,350

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$11,714	$47,155
Agency CMBS (in thousands)	376,551	963,894
Non-Agency RMBS and Loans held for investment (in thousands)	2,819,871	2,926,880
Total:	$3,208,136	$3,937,929

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	4.70%	0.68%
Agency CMBS	4.49%	0.21%
Non-Agency RMBS and Loans held for investment	6.86%	2.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	17 Days	4 Days
Agency CMBS	25 Days	13 Days
Non-Agency RMBS and Loans held for investment	474 Days	257 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	60 Days	61 Days
Agency CMBS	42 Days	35 Days
Non-Agency RMBS and Loans held for investment	499 Days	283 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million and $3 million of deferred financing cost as of December 31, 2022 and 2021, respectively.

At December 31, 2022 and December 31, 2021, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	December 31, 2022			December 31, 2021
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	NA	NA
1 to 29 days	$493,918	4.66%	3.63% - 6.16%	$1,018,670	0.73%	0.11% - 1.95%
30 to 59 days	762,768	6.14%	4.60% - 7.34%	379,031	1.66%	1.55% - 1.70%
60 to 89 days	225,497	6.04%	4.70% - 7.12%	342,790	1.86%	0.90% - 2.35%
90 to 119 days	43,180	6.54%	5.50% - 6.70%	67,840	1.66%	1.66% - 1.66%
120 to 180 days	401,638	5.88%	5.57% - 6.92%	157,944	1.38%	0.95% - 1.45%
180 days to 1 year	402,283	6.06%	5.63% - 6.64%	895,210	3.70%	1.95% - 4.38%
1 to 2 years	251,286	13.98%	13.98% - 13.98%	143,239	3.05%	3.05% - 3.05%
2 to 3 years	480,022	8.07%	8.07% - 8.07%	—	NA	NA
Greater than 3 years	382,839	5.14%	5.10% - 6.07%	256,889	5.56%	5.56% - 5.56%
Total	$3,443,431	6.61%		$3,261,613	2.30%
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million and $3 million of deferred financing cost as of December 31, 2022 and 2021, respectively.

Secured Financing Agreements at fair value

The Company entered into a secured financing agreement during fourth quarter of 2022 for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflect the transactional economics. The total principal balance outstanding on this secured financing is $383 million and the fair value of collateral pledged is $418 million. The Company carries this secured financing instrument at fair value of $374 million. At December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.14%. At December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2022, the maturity on the secured financing agreements at fair value was five years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million and $113 million, respectively. At December 31, 2022 and December 31, 2021, the debt carried a weighted average coupon of 6.7%. As of December 31, 2022, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2022. During the year ended December 31, 2021, the Company acquired securitized debt collateralized by Non-Agency RMBS with an amortized cost balance of $370 thousand for $478 thousand. This transaction resulted in net loss on extinguishment of debt of $108 thousand.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$640	$4,374
One to Three Years	523	2,361
Three to Five Years	71	949
Greater Than Five Years	92	82
Total	$1,326	$7,766

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2022 and December 31, 2021, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.9 billion and $7.8 billion, respectively. At December 31, 2022 and December 31, 2021, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 2.8% and 2.4%, respectively. As of December 31, 2022, the maturities of the debt range between the years 2023 and 2070.

The Company did not acquire any securitized debt collateralized by loans held for investment during the year ended December 31, 2022. During the year ended December 31, 2021, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $3.9 billion for $4.2 billion. This transaction resulted in net loss on extinguishment of debt of $260 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at December 31, 2022 and December 31, 2021, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Within One Year	$1,636,544	$2,031,445
One to Three Years	2,535,642	2,886,255
Three to Five Years	1,733,022	1,697,760
Greater Than Five Years	1,949,240	1,145,995
Total	$7,854,448	$7,761,455

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of December 31, 2022, excluding any debt issued by the Company where the Company only has a clean-up call.

December 31, 2022
(dollars in thousands)
Year	Principal
Currently callable	$1,518,136
2023	1,394,285
2024	1,225,292
2025	1,944,737
2026	238,492
2027	838,700
Total	$7,159,642

8. Long Term Debt

Convertible Senior Notes

As of December 31, 2022 and 2021 all of the outstanding principal amount on the Company's 7.0% convertible senior notes due 2023 (the “Notes”) were either converted or acquired by the Company. At December 31, 2022 and 2021, there was no outstanding principal amount, unamortized deferred debt issuance cost and accrued interest payable on these Notes. There was no interest expense on the Notes for the year ended December 31, 2022. The net interest expense for the year ended December 31, 2021, and 2020 was $2 million, and 7 million, respectively. There was no interest expense on the Notes for the year ended December 31, 2022.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the year ended December 31, 2022, the Company consolidated approximately $2.7 billion unpaid principal balance of seasoned residential reperforming residential mortgage loans. During the year ended December 31, 2021, the Company securitized and consolidated approximately $6.6 billion, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2022 and December 31, 2021.

	December 31, 2022	December 31, 2021
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$276,030	$399,048
Loans held for investment, at fair value	9,855,390	10,205,587
Accrued interest receivable	47,553	47,237
Other assets	20,293	14,719
Total Assets:	$10,199,266	$10,666,591

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$78,542	$87,999
Securitized debt at fair value, collateralized by Loans held for investment	6,673,917	7,118,374
Accrued interest payable	17,427	15,101
Other liabilities	2,239	2,181
Total Liabilities:	6,772,125	7,223,655

(1) December 31, 2022 balance includes allowance for credit losses of $2 million.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$551,253	$586,580	$683,456
Interest expense, Non-recourse liabilities of VIEs	197,823	203,135	285,142
Net interest income	$353,430	$383,445	$398,314

(Increase) decrease in provision for credit losses	$(1,904)	$117	$(117)

Servicing fees	$26,964	$26,818	$32,479

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

The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2022, ranged from less than $1 million to $23 million, with an aggregate amount of $871 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2021, ranged from less than $1 million to $220 million, with an aggregate amount of $1.4 billion. The Company’s maximum exposure to loss from these unconsolidated VIEs was $813 million and $1.2 billion at December 31, 2022 and December 31, 2021, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. The weighted average maturity on the Company’s interest rate swaps at December 31, 2022 was 4 years.

The company paid $561 thousand to terminate interest rate swaps with a notional value of $1.0 billion during the year ended December 31, 2022. The terminated swaps had original maturity of 2024.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2022. The Company did not have any derivative instruments as of December 31, 2021.

		December 31, 2022
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	1,485,000	Derivatives, at fair value	$3,716	Derivatives, at fair value	$—
Swaptions	1,000,000	Derivatives, at fair value	$380	Derivatives, at fair value	$—
Total	$2,485,000		$4,096		$—

December 31, 2021
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
(dollars in thousands)
Interest Rate Swaps	$—	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Treasury Futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$—		$—		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations the years ended December 31, 2022, 2021, and 2020, respectively is presented below.

		Net gains (losses) on derivatives for the year ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2022	December 31, 2021	December 30, 2020
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on derivatives	$(10,358)	$—	$204,611
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net (1)	(2,313)	—	(470,352)
Treasury Futures	Net unrealized gains (losses) on derivatives	—	—	(3,611)
Treasury Futures	Net realized gains (losses) on derivatives	—	—	(34,700)
Swaptions	Net unrealized gains (losses) on derivatives	8,876	—	—
Total		$(3,795)	$—	$(304,052)
(1) Includes loss on termination of interest rate swaps of $561 thousand and $464 million during the years ended December 31, 2022 and 2020, respectively.

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

The Company declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

The Company declared dividends to Series C preferred stockholders of $20 million, or $1.937500 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

The Company declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the years ended December 31, 2022 and 2021, respectively.

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

The Company repurchased approximately 5.4 million shares of its common stock at an average price of $9.10 for a total of $49 million during the year ended December 31, 2022. The Company repurchased approximately 161 thousand shares of its common stock at an average price of $11.39 per share for a total of $2 million during the year ended December 31, 2021. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $177 million as of December 31, 2022.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time through any of the Sales Agents under the Securities Act of 1933. During the year ended December 31, 2022, the Company did not issue any shares under the at-the-market sales program.

The Company declared dividends to common shareholders of $266 million, or $1.12 per share, and $308 million, or $1.29 per share, during the years ended December 31, 2022 and 2021, respectively.

Earnings per Share (EPS)

EPS for the years ended December 31, 2022, 2021, and 2020 are computed as follows:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(586,831)	$596,350	$15,104
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	2,274	—
Net income (loss) available to common shareholders - Diluted	$(586,831)	$598,624	$15,104

Denominator:
Weighted average basic shares	233,938,745	233,770,474	212,995,533
Effect of dilutive securities	—	11,726,452	13,442,808
Weighted average dilutive shares	233,938,745	245,496,926	226,438,341

Net income (loss) per average share attributable to common stockholders - Basic	$(2.51)	$2.55	$0.07
Net income (loss) per average share attributable to common stockholders - Diluted	$(2.51)	$2.44	$0.07
For the year ended December 31, 2022 potentially dilutive shares of 2.6 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the year ended December 31, 2021, potentially dilutive shares of 126 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the year ended December 31, 2022 and 2021 were comprised of restricted stock units and performance stock units.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the years ended December 31, 2022 and 2021:

	December 31, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(175,709)	(175,709)
Amounts reclassified from AOCI	—	—
Net current period OCI	(175,709)	(175,709)
Balance as of December 31, 2022	$229,345	$229,345

	December 31, 2021
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2020	$558,096	$558,096
OCI before reclassifications	(115,926)	(115,926)
Amounts reclassified from AOCI	(37,116)	(37,116)
Net current period OCI	(153,042)	(153,042)
Balance as of December 31, 2021	$405,054	$405,054

There were no amounts reclassified from AOCI during the year ended December 31, 2022. The amounts reclassified from AOCI balance comprised of $37 million net unrealized gains on available-for-sale securities sold for the year ended December 31, 2021.

13. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. There were approximately 1 million shares available for future grants under the Incentive Plan as of December 31, 2022.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At December 31, 2022 and December 31, 2021, there are approximately 1 million and 914 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At December 31, 2022 and December 31, 2021, there are approximately 1 million and 699 thousand dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the years ended December 31, 2022 and 2021, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 396 thousand RSU awards during the year ended December 31, 2022 with a grant date fair value of $4 million for the 2022 performance year. The Company granted 393 thousand RSU awards during the year ended December 31, 2021, with a grant date fair value of $5 million for the 2021 performance year.

In addition, during the year ended December 31, 2021, the Company granted certain of its senior management 1 million RSU awards that vest in five equal tranches with one tranche vested immediately and the remaining four will vest equally over a four-year period. These additional RSUs are not subject to retirement eligible provisions and had a grant date fair value of $10 million.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year ended December 31, 2022 and 2021, include a three-year performance period ending on December 31, 2024 and December 31, 2023, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. During the year ended December 31, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million. During the year ended December 31, 2021, the Company granted 182 thousand PSU awards to senior management with a grant date fair value of $2 million.

	For the Year Ended
	December 31, 2022		December 31, 2021
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	2,816,848	$13.37	2,143,868	$16.51
Granted	523,957	$10.94	1,575,137	$10.57
Vested	(178,261)	$16.66	(264,917)	$14.87
Forfeited	(132,557)	$15.52	(637,240)	$16.41
Unvested shares outstanding - end of period	3,029,987	$12.66	2,816,848	$13.37

The forfeited amounts above include shares forfeited by employees to pay taxes of approximately 129 thousand shares and 632 thousand shares for the years ended December 31, 2022 and 2021 respectively.

The Company recognized stock based compensation expenses of $9 million and $12 million for the year ended December 31, 2022 and 2021, respectively.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the year ended December 31, 2022, employees may contribute, through payroll deductions, up to $20,500 if under the age of 50 years and an additional $6,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the year ended December 31, 2022 and 2021 were $514 thousand and $446 thousand, respectively.

14. Income Taxes

For the year ended December 31, 2022, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes. The Company recorded a current income tax benefit of $253 thousand and current income tax expense of $4 million as of December 31, 2022 and 2021, respectively. The Company recorded a gross deferred tax asset of $66 million and $10 million for the years ended December 31, 2022 and 2021, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $65 million and $9 million as of December 31, 2022 and 2021, respectively. The amount related to interest disallowed under Code Section 163(j) was $1 million as of December 31, 2022 and 2021. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $66 million and $10 million for the years ended December 31, 2022 and 2021, respectively.

The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2019 remain open for examination.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2022 and December 31, 2021.

	December 31, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,434,765)	$—	$(3,434,765)	$4,699,722	$33,415	$1,298,373
Interest Rate Swaps - Gross Assets	3,716	—	3,716	—	13,179	16,895
Interest Rate Swaps - Gross Liabilities	(14,074)	14,074	—	—	27,678	27,678
Swaptions - Gross Assets	15,077	(14,697)	380	—	—	380
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(3,430,046)	$(623)	$(3,430,669)	$4,699,722	$74,271	$1,343,326
(1) Included in other assets

	December 31, 2021
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,261,613)	$—	$(3,261,613)	$4,393,350	$19,078	$1,149,815
Total	$(3,261,613)	$—	$(3,261,613)	$4,393,350	$19,078	$1,149,815
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

17. Subsequent Events

Subsequent to December 31, 2022, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $337 million at par.

18. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022.

	For the Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$187,286	$188,303	$195,357	$202,175
Interest expense	106,891	83,464	78,467	64,473
Net interest income	80,395	104,839	116,890	137,702
Increase/(decrease) in provision for credit losses	3,834	(1,534)	4,497	240
Other investment gains (losses):				—
Net unrealized gains (losses) on derivatives	(10,171)	10,307	(1,618)	—
Realized gains (losses) on terminations of interest rate swaps	(561)	—	—	—
Periodic interest cost of swaps, net	(1,629)	(122)	—	—
Net gains (losses) on derivatives	(12,362)	10,185	(1,618)	—
Net unrealized gains (losses) on financial instruments at fair value	112,026	(239,513)	(239,246)	(370,167)
Net realized gains (losses) on sales of investments	(39,443)	(37,031)	—	—
Gain (loss) on Extinguishment of Debt	—	—	(2,897)	—
Other Investment Gains	(2,383)	(462)	980	—
Total other expenses	37,482	25,693	30,845	30,159
Net income (loss)	$97,199	$(186,145)	$(161,327)	$(262,794)
Dividend on preferred stock	$18,483	$18,438	$18,438	$18,408
Net income (loss) available to common shareholders	$78,716	$(204,583)	$(179,765)	$(281,202)
Net income (loss) per common share-basic	$0.34	$(0.88)	$(0.76)	$(1.19)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Phillip J. Kardis II
Phillip J. Kardis II
Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: February 17, 2023

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: February 17, 2023

Signatures	Title	Date

/s/ Phillip J. Kardis II	Chief Executive Officer, and Director (Principal Executive Officer)	February 17, 2023
Phillip J. Kardis II

/s/ Subramaniam Viswanathan	Chief Financial Officer (Principal Financial Officer)	February 17, 2023
Subramaniam Viswanathan

/s/ Choudhary Yarlagadda	President, Chief Operating Officer, Co- Chief Investment Officer and Director	February 17, 2023
Choudhary Yarlagadda

/s/ Kelley Kortman	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2023
Kelley Kortman

/s/ Mark Abrams	Director	February 17, 2023
Mark Abrams

/s/ Sandra Bell	Director	February 17, 2023
Sandra Bell

/s/ Gerard Creagh	Director	February 17, 2023
Gerard Creagh

/s/ Kevin Chavers	Director	February 17, 2023
Kevin Chavers

/s/ Debra Still	Director	February 17, 2023
Debra Still

/s/ Brian Patrick Reilly	Director	February 17, 2023
Brian Patrick Reilly