Form 10-Q
period 2023-03-31
CHIMERA INVESTMENT CORP
filed 2023-05-04
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  March 31, 2023

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2023
Common Stock, $0.01 par value	232,096,164

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2023	December 31, 2022
Cash and cash equivalents	$232,392	$264,600
Non-Agency RMBS, at fair value (net of allowance for credit losses of $10 million and $7 million, respectively)	1,140,776	1,147,481
Agency MBS, at fair value	263,743	430,944
Loans held for investment, at fair value	12,382,047	11,359,236
Accrued interest receivable	73,022	61,768
Other assets	97,582	133,866
Derivatives, at fair value	14,199	4,096
Total assets (1)	$14,203,761	$13,401,991
Liabilities:
Secured financing agreements ($4.5 billion and $4.7 billion pledged as collateral, respectively, and includes $371 million and $374 million at fair value, respectively)	$3,195,322	$3,434,765
Securitized debt, collateralized by Non-Agency RMBS ($271 million and $276 million pledged as collateral, respectively)	77,742	78,542
Securitized debt at fair value, collateralized by Loans held for investment ($10.7 billion and $10.0 billion pledged as collateral, respectively)	7,507,228	7,100,742
Payable for investments purchased	660,047	9,282
Accrued interest payable	31,487	30,696
Dividends payable	63,880	64,545
Accounts payable and other liabilities	18,668	16,616
Total liabilities (1)	$11,554,374	$10,735,188

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 232,093,167 and 231,824,192 shares issued and outstanding, respectively	2,321	2,318
Additional paid-in-capital	4,320,803	4,318,388
Accumulated other comprehensive income	224,755	229,345
Cumulative earnings	4,096,308	4,038,942
Cumulative distributions to stockholders	(5,995,172)	(5,922,562)
Total stockholders' equity	$2,649,387	$2,666,803
Total liabilities and stockholders' equity	$14,203,761	$13,401,991
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2023, and December 31, 2022, total assets of consolidated VIEs were $10,494,798 and $10,199,266, respectively, and total liabilities of consolidated VIEs were $7,196,538 and $6,772,125, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2023	March 31, 2022
Net interest income:
Interest income (1)	$189,250	$202,175
Interest expense (2)	119,615	64,473
Net interest income	69,635	137,702

Increase/(decrease) in provision for credit losses	3,062	240

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(8,551)	—
Realized gains (losses) on derivatives	(34,134)	—
Periodic interest cost of swaps, net	2,819	—
Net gains (losses) on derivatives	(39,866)	—
Net unrealized gains (losses) on financial instruments at fair value	64,592	(370,167)
Net realized gains (losses) on sales of investments	(5,264)	—
Gains (losses) on extinguishment of debt	2,309	—
Other investment gains (losses)	117	—
Total other gains (losses)	21,888	(370,167)

Other expenses:
Compensation and benefits	10,491	11,353
General and administrative expenses	5,778	5,711
Servicing and asset manager fees	8,417	9,291
Transaction expenses	6,409	3,804
Total other expenses	31,095	30,159
Income (loss) before income taxes	57,366	(262,864)
Income tax expense (benefit)	—	(70)
Net income (loss)	$57,366	$(262,794)

Dividends on preferred stock	18,438	18,408

Net income (loss) available to common shareholders	$38,928	$(281,202)

Net income (loss) per share available to common shareholders:
Basic	$0.17	$(1.19)
Diluted	$0.17	$(1.19)

Weighted average number of common shares outstanding:
Basic	231,994,620	237,012,702
Diluted	235,201,614	237,012,702

(1) Includes interest income of consolidated VIEs of $139,902 and $131,066 for the quarters ended March 31, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $60,152 and $42,491 for the quarters ended March 31, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2023	March 31, 2022
Comprehensive income (loss):
Net income (loss)	$57,366	$(262,794)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(5,905)	(40,955)
Reclassification adjustment for net realized losses (gains) included in net income	1,315	—
Other comprehensive income (loss)	(4,590)	(40,955)
Comprehensive income (loss) before preferred stock dividends	$52,776	$(303,749)
Dividends on preferred stock	$18,438	$18,408
Comprehensive income (loss) available to common stock shareholders	$34,338	$(322,157)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Quarter Ended March 31, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	57,366	—	57,366
Other comprehensive income (loss)	—	—	—	—	—	—	(4,590)	—	—	(4,590)
Stock based compensation	—	—	—		3	2,415	—	—	—	2,418
Common dividends declared	—	—	—	—	—	—	—	—	(54,172)	(54,172)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2023	$58	$130	$104	$80	$2,321	$4,320,803	$224,755	$4,096,308	$(5,995,172)	$2,649,387

For the Quarter Ended March 31, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(262,794)	—	(262,794)
Other comprehensive income (loss)	—	—	—	—	—	—	(40,955)	—	—	(40,955)
Stock based compensation	—	—	—	—	—	1,295	—	—	—	1,295
Common dividends declared	—	—	—	—	—	—	—	—	(78,601)	(78,601)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,408)	(18,408)
Balance, March 31, 2022	$58	$130	$104	$80	$2,370	$4,360,340	$364,099	$4,289,214	$(5,679,667)	$3,336,728

See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Quarters Ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$57,366	$(262,794)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	3,468	25,897
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	7,143	(2,676)
Net unrealized losses (gains) on derivatives	8,551	—
Proceeds (payments) for derivative settlements	(17,509)	—
Margin (paid) received on derivatives	35,128	—
Net unrealized losses (gains) on financial instruments at fair value	(64,592)	370,167
Net realized losses (gains) on sales of investments	5,264	—
Other investment (gains) losses	(117)	—
Net increase (decrease) in provision for credit losses	3,062	240
(Gain) loss on extinguishment of debt	(2,309)	—
Equity-based compensation expense	2,418	1,295
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(11,254)	(2,904)
Decrease (increase) in other assets	981	(1,160)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	2,051	6,335
Increase (decrease) in accrued interest payable, net	790	1,518
Net cash provided by (used in) operating activities	$30,441	$135,918
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(888)	$(44,627)
Sales	167,675	—
Principal payments	355	230,321
Non-Agency RMBS portfolio:
Purchases	—	(23,000)
Sales	—	—
Principal payments	19,122	76,472
Loans held for investment:
Purchases	(589,984)	(1,019,118)
Sales	—	—
Principal payments	321,711	592,603
Net cash provided by (used in) investing activities	$(82,009)	$(187,349)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$8,457,223	$8,972,972
Payments on secured financing agreements	(8,699,286)	(8,810,180)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	944,095	262,118
Payments on securitized debt borrowings, collateralized by Loans held for investment	(609,370)	(495,172)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(28)	(1,719)
Common dividends paid	(54,836)	(78,194)
Preferred dividends paid	(18,438)	(18,407)
Net cash provided by (used in) financing activities	$19,360	$(168,582)
Net increase (decrease) in cash and cash equivalents	(32,208)	(220,013)

Cash and cash equivalents at beginning of period	264,600	385,741
Cash and cash equivalents at end of period	$232,392	$165,728

Supplemental disclosure of cash flow information:
Interest received	$181,464	$225,168
Interest paid	$111,682	$66,143
Non-cash investing activities:
Payable for investments purchased	$660,047	$259,796
Net change in unrealized gain (loss) on available-for sale securities	$(5,905)	$(40,955)

Transfer of investments due to consolidation
Loans held for investment, at fair value	$—	$1,047,838
Securitized debt at fair value, collateralized by loans held for investment	$—	$774,510
Non-Agency RMBS, at fair value	$—	$(218,276)

Non-cash financing activities:
Dividends declared, not yet paid	$63,880	$86,560

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at March 31, 2023. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company did not pay any investment services fees to Kah Capital Management, LLC during the quarter ended March 31, 2023. The Company paid $250 thousand during the quarter ended March 31, 2022, in fees to Kah Capital Management, LLC. These fees were paid for investment services provided, and are reported within Other Expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of March 31, 2023, the Company has funded $27 million towards that commitment. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Statement of Operations.

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

Certain prior period investment balances for Non-Agency Subordinate and Interest-Only securities were updated to conform to current period presentation.

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

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2022, other than the significant accounting policies discussed below.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2023 or December 31, 2022.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of March 31, 2023 and December 31, 2022.

March 31, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,135,367	$9,359	$(613,753)	$530,973	$(7,866)	$745,163	$229,058	$(7,002)	$222,056
Subordinated	603,192	3,745	(304,848)	302,089	(2,385)	286,759	21,860	(34,805)	(12,945)
Interest-only	3,049,186	161,269	—	161,269	—	108,854	20,237	(72,652)	(52,415)
Agency RMBS
Interest-only	406,985	18,682	—	18,682	—	14,846	848	(4,684)	(3,836)
Agency CMBS
Project loans	132,718	2,241	—	134,959	—	125,785	—	(9,174)	(9,174)
Interest-only	2,441,039	136,530	—	136,530	—	123,112	1,593	(15,011)	(13,418)
Total	$7,768,487	$331,826	$(918,601)	$1,284,502	$(10,251)	$1,404,519	$273,596	$(143,328)	$130,268

December 31, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,153,458	$7,377	$(624,803)	$536,032	$(4,418)	$761,808	$237,127	$(6,933)	$230,194
Subordinated	611,206	3,872	(310,757)	304,321	(2,770)	286,909	22,035	(36,677)	(14,642)
Interest-only	3,114,930	162,820	—	162,820	—	98,764	15,968	(80,024)	(64,056)
Agency RMBS
Interest-only	409,940	18,768	—	18,768	—	15,148	1,371	(4,991)	(3,620)
Agency CMBS
Project loans	302,685	5,805	(192)	308,298	—	289,418	—	(18,880)	(18,880)
Interest-only	2,669,396	139,738	—	139,738	—	126,378	1,654	(15,014)	(13,360)
Total	$8,261,615	$338,380	$(935,752)	$1,469,977	$(7,188)	$1,578,425	$278,155	$(162,519)	$115,636

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2023 and December 31, 2022. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

March 31, 2023
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$14,238	$(626)	4	$43,383	$(6,376)	5	$57,621	$(7,002)	9
Subordinated	101,311	(12,185)	19	91,846	(22,620)	17	193,157	(34,805)	36
Interest-only	26,489	(12,748)	47	21,640	(59,904)	66	48,129	(72,652)	113
Agency RMBS
Interest-only	3,799	(326)	2	5,362	(4,358)	6	9,161	(4,684)	8
Agency CMBS
Project loans	125,785	(9,174)	124	—	—	—	125,785	(9,174)	124
Interest-only	15,266	(1,701)	2	98,724	(13,310)	6	113,990	(15,011)	8
Total	$286,888	$(36,760)	198	$260,955	$(106,568)	100	$547,843	$(143,328)	298

December 31, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$83,553	$(6,170)	13	$7,577	$(763)	1	$91,130	$(6,933)	14
Subordinated	161,959	(27,120)	28	37,025	(9,557)	8	198,984	(36,677)	36
Interest-only	41,890	(24,411)	79	15,213	(55,613)	50	57,103	(80,024)	129
Agency RMBS
Interest-only	6,062	(500)	4	2,825	(4,491)	4	8,887	(4,991)	8
Agency CMBS
Project loans	281,307	(18,880)	131	—	—	—	281,307	(18,880)	131
Interest-only	81,472	(10,503)	5	35,234	(4,511)	3	116,706	(15,014)	8
Total	$656,243	$(87,584)	260	$97,874	$(74,935)	66	$754,117	$(162,519)	326

At March 31, 2023, the Company did not intend to sell any of its Agency and Non-Agency MBS that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2023.

The Company had $5 thousand and $3 million gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of March 31, 2023 and December 31, 2022, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2023 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $19 million and $20 million, at March 31, 2023 and December 31, 2022, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be forced to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarter ended March 31, 2023 and 2022 is presented below.

	For the Quarter Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Beginning allowance for credit losses	$7,188	$213

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	597	339
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	4,093	(41)
Write-offs charged against the allowance	(1,631)	(58)
Recoveries of amounts previously written off	4	—
Ending allowance for credit losses	$10,251	$453

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2023 and December 31, 2022.

	March 31, 2023
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	75,076	5.6%	2.6%	41.1%
Subordinated	57,304	7.0%	0.3%	42.5%

	December 31, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	88,062	7.5%	2.4%	39.7%
Subordinated	66,914	9.2%	0.4%	40.9%

The increase in the allowance for credit losses for the quarter ended March 31, 2023 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2022. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at March 31, 2023 and December 31, 2022.

		March 31, 2023
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$229,058	$—	$229,058	$(5,239)	$(1,763)	$(7,002)
Subordinated	14,383	7,477	21,860	(13,442)	(21,363)	(34,805)
Interest-only	—	20,237	20,237	—	(72,652)	(72,652)
Agency RMBS
Interest-only	—	848	848	—	(4,684)	(4,684)
Agency CMBS
Project loans	—	—	—	(5)	(9,169)	(9,174)
Interest-only	—	1,593	1,593	—	(15,011)	(15,011)
Total	$243,441	$30,155	$273,596	$(18,686)	$(124,642)	$(143,328)

		December 31, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$237,127	$—	$237,127	$(5,132)	$(1,801)	$(6,933)
Subordinated	14,600	7,435	22,035	(14,418)	(22,259)	(36,677)
Interest-only	—	15,968	15,968	—	(80,024)	(80,024)
Agency RMBS
Interest-only	—	1,371	1,371	—	(4,991)	(4,991)
Agency CMBS
Project loans	—	—	—	(2,832)	(16,048)	(18,880)
Interest-only	—	1,654	1,654	—	(15,014)	(15,014)
Total	$251,727	$26,428	$278,155	$(22,382)	$(140,137)	$(162,519)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2023 and December 31, 2022.

	March 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,135,367	$46.07	65.63	5.4%	16.8%
Subordinated	603,192	49.69	47.54	3.2%	6.7%
Interest-only	3,049,186	5.29	3.57	0.6%	5.8%
Agency RMBS
Interest-only	406,985	4.59	3.65	0.5%	7.2%
Agency CMBS
Project loans	132,718	101.69	94.78	4.2%	4.0%
Interest-only	2,441,039	5.59	5.04	0.7%	3.1%
(1) Bond Equivalent Yield at period end.

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%
Subordinated	611,206	49.79	46.94	3.1%	6.8%
Interest-only	3,114,930	5.14	3.17	0.7%	5.3%
Agency RMBS
Interest-only	409,940	4.58	3.70	0.9%	5.0%
Agency CMBS
Project loans	302,685	101.85	95.62	4.3%	4.1%
Interest-only	2,669,396	5.23	4.73	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2023 and December 31, 2022 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$1,873	$146,542	$294,053	$302,695	$745,163
Subordinated	3,255	16,480	89,551	177,473	286,759
Interest-only	176	30,794	74,759	3,125	108,854
Agency RMBS
Interest-only	—	—	14,846	—	14,846
Agency CMBS
Project loans	8,035	—	—	117,750	125,785
Interest-only	1,062	122,050	—	—	123,112
Total fair value	$14,401	$315,866	$473,209	$601,043	$1,404,519
Amortized cost
Non-Agency RMBS
Senior	$1,611	$124,002	$196,061	$209,299	$530,973
Subordinated	778	12,598	89,763	198,950	302,089
Interest-only	6,564	62,817	87,475	4,413	161,269
Agency RMBS
Interest-only	—	—	18,682	—	18,682
Agency CMBS
Project loans	8,040	—	—	126,919	134,959
Interest-only	1,243	135,287	—	—	136,530
Total amortized cost	$18,236	$334,704	$391,981	$539,581	$1,284,502

	December 31, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,727	$152,811	$308,351	$293,919	$761,808
Subordinated	3,957	6,829	113,903	162,220	286,909
Interest-only	205	30,780	65,038	2,741	98,764
Agency RMBS
Interest-only	—	—	15,148	—	15,148
Agency CMBS
Project loans	8,112	—	—	281,306	289,418
Interest-only	139	126,239	—	—	126,378
Total fair value	$19,140	$316,659	$502,440	$740,186	$1,578,425
Amortized cost
Non-Agency RMBS
Senior	$6,336	$122,916	$206,615	$200,165	$536,032
Subordinated	1,184	5,008	118,700	179,429	304,321
Interest-only	6,249	64,172	89,266	3,133	162,820
Agency RMBS
Interest-only	—	—	18,768	—	18,768
Agency CMBS
Project loans	8,112	—	—	300,186	308,298
Interest-only	200	139,538	—	—	139,738
Total amortized cost	$22,081	$331,634	$433,349	$682,913	$1,469,977

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at March 31, 2023 and December 31, 2022. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

March 31, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.2%	1.2%	3.2%	1.3%	3.0%	0.6%	12.5%

December 31, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.9%	1.3%	3.3%	1.3%	3.0%	0.6%	12.4%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
Weighted average maturity (years)		21.4		21.4
Weighted average amortized loan to value (1)		57.9%		58.2%
Weighted average FICO (2)		709		713
Weighted average loan balance (in thousands)		$257		$258
Weighted average percentage owner-occupied		84.3%		84.4%
Weighted average percentage single family residence		61.5%		61.4%
Weighted average current credit enhancement		1.1%		1.1%
Weighted average geographic concentration of top four states	CA	32.7%	CA	32.7%
	NY	11.3%	NY	11.3%
	FL	7.6%	FL	7.6%
	NJ	4.6%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.

(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2023 and December 31, 2022.

Origination Year	March 31, 2023	December 31, 2022
2003 and prior	0.8%	0.7%
2004	1.1%	1.1%
2005	8.9%	9.0%
2006	45.3%	45.0%
2007	30.9%	30.8%
2008 and later	13.0%	13.4%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarter ended March 31, 2023 and 2022 are as follows:

	For the Quarter Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Proceeds from sales:
Agency CMBS	$167,675	$—

Gross realized gains:
Agency CMBS	—	—
Gross realized losses:
Agency CMBS	(5,264)	—
Net realized gain (loss)	$(5,264)	$—

4. Loans Held for Investment

The Loans held for investment are comprised primarily of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes jumbo prime loans, investor loans and business purpose loans.

The investor loans are loans to individuals securing non-primary residences as well as to individuals or businesses who rent out the residential properties secured by such loans. The Company purchases qualified mortgages, or QM, and non-qualified mortgages, or Non-QM, investor loans and securitizes them under its loan securitization program. The business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. The business purpose loans tend to be short duration, often less than one year, and generally the coupon rate is higher than residential mortgage loans.

At March 31, 2023 and December 31, 2022, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $12.8 billion and $11.9 billion as of March 31, 2023 and December 31, 2022, respectively. The total unpaid principal balance of the Company's Loans held for investment was $13.0 billion and $12.1 billion as of March 31, 2023 and December 31, 2022, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2023 and December 31, 2022:

	For the Quarter Ended	For the Year Ended
	March 31, 2023	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$11,359,236	$12,261,926
Transfer due to consolidation	—	1,047,838
Purchases	1,242,165	1,615,377
Principal paydowns	(321,711)	(2,160,445)
Sales and settlements	(1,376)	(5,369)
Net periodic accretion (amortization)	(10,404)	(52,616)
Change in fair value	114,137	(1,347,475)
Balance, end of period	$12,382,047	$11,359,236

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2023 and year ended December 31, 2022.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2023 (1)	December 31, 2022
2002 and prior	5.8%	6.0%
2003	5.0%	5.0%
2004	9.5%	9.7%
2005	16.0%	16.3%
2006	19.9%	20.3%
2007	21.5%	21.5%
2008	6.7%	6.6%
2009	1.5%	1.5%
2010 and later	14.1%	13.1%
Total	100.0%	100.0%
(1) The above table excludes approximately $650 million of Loans held for investment for March 31, 2023 which were purchased prior to the reporting date and will settle subsequent to the reporting period.

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2023 and December 31, 2022:

	March 31, 2023 (1)		December 31, 2022
Number of loans		119,042		116,876
Weighted average maturity (years)		20.8		20.9
Weighted average loan to value (2)		80.8%		82.2%
Weighted average FICO		661		658
Weighted average loan balance (in thousands)		$104		$103
Weighted average percentage owner occupied		88.7%		87.5%
Weighted average percentage single family residence		79.4%		79.3%
Weighted average geographic concentration of top five states	CA	14.9%	CA	14.6%
	FL	8.5%	FL	8.5%
	NY	8.4%	NY	8.5%
	PA	4.5%	VA	4.5%
	VA	4.4%	PA	4.4%
(1) The above table excludes approximately $650 million of Loans held for investment for March 31, 2023 which were purchased prior to the reporting date and will settle subsequent to the reporting period.
(2) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at March 31, 2023 and December 31, 2022, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
March 31, 2023 (1)	$844,540	$248,858	$419,051	$189,710	$367,821	$32,602	$2,102,582	$12,330,779
% of Unpaid Principal Balance	6.8%	2.0%	3.4%	1.5%	3.0%	0.3%	17.0%

December 31, 2022	$778,196	$248,579	$399,369	$211,226	$391,958	$33,843	$2,063,171	$12,060,530
% of Unpaid Principal Balance	6.5%	2.1%	3.3%	1.8%	3.2%	0.3%	17.1%
(1) The above table excludes approximately $650 million of Loans held for investment for March 31, 2023 which were purchased prior to the reporting date and will settle subsequent to the reporting period.

The fair value of residential mortgage loans 90 days or more past due was $718 million and $717 million as of March 31, 2023 and December 31, 2022, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At March 31, 2023, six investment holdings with an internally developed fair value of $29 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $7 million higher , in the aggregate, than the third-party prices provided of $22 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2023 in excess of the thresholds for the period. At December 31, 2022, fourteen investment holdings with an internally developed fair value of $96 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $14 million higher, in the aggregate, than the third-party prices provided of $82 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the thresholds for the period.

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
Loans consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and investor loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and investor loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan coupon rate as compared to coupon rates currently available in the market and delinquency history.

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

At March 31, 2023, two loan pools with an internally developed fair value of $406 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $28 million higher than the third-party prices provided of $378 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2023 in excess of the threshold for the period. At December 31, 2022, eight loan pools with an internally developed fair value of $2.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $122 million higher than the third-party prices provided of $2.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $218 million and $205 million as of March 31, 2023 and December 31, 2022, respectively.

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

At March 31, 2023, six securitized debt collateralized by loans held for investment positions with an internally developed fair value of $43 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $3 million higher on a net basis than the third-party prices provided of $40 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at March 31, 2023 in excess of the threshold for the period.

At December 31, 2022, six securitized debt collateralized by loans held for investment positions with an internally developed fair value of $35 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $3 million higher on a net basis than the third-party prices provided of $32 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other pricing differences were noted at December 31, 2022 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of March 31, 2023 and December 31, 2022, respectively:

	March 31, 2023		December 31, 2022
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$18,274	$16,546	$18,513	$16,731
Subordinated	423,585	175,761	429,273	175,603
Interest-only	3,049,186	108,854	3,114,930	98,764
Agency RMBS
Interest-only	406,985	14,846	409,940	15,148
Agency CMBS
Project loans	124,678	117,750	268,078	256,950
Interest-only	2,441,039	123,112	2,669,396	126,378
Loans held for investment, at fair value	12,980,292	12,382,047	12,060,631	11,359,236
Liabilities:
Secured Financing Agreements, at fair value	381,474	370,648	382,838	374,172
Securitized debt at fair value, collateralized by Loans held for investment	8,221,672	7,507,228	7,856,140	7,100,742

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the quarters ended March 31, 2023 and 2022:

	For the Quarter Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$37	$(601)
Subordinated	938	(20,582)
Interest-only	11,645	(26,959)
Agency RMBS
Interest-only	(215)	(5,612)
Agency CMBS
Project loans	6,880	(22,954)
Interest-only	(56)	(6,870)
Loans held for investment, at fair value	114,137	(598,379)
Liabilities:
Secured Financing Agreements, at fair value	2,160	—
Securitized debt at fair value, collateralized by Loans held for investment	(70,934)	256,738

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

Secured Financing Agreements, at fair value

Fair value for certain secured financing agreements which are carried at fair value with changes in fair value reported in earnings are valued at the price that the Company would pay to transfer the liability to a market participant at the reporting date in an orderly transaction. The Company evaluates recent trades of financial liabilities made by the Company, which includes an element of non-performance risk, as well as changes in market interest rates to determine the fair value of the secured financing agreements. The primary factor in determining the fair value is the change in market interest rates from the transaction date of the secured financing agreements and the reporting date. As these rates are observable, the secured financing agreements are reported as level 2 inputs in the fair value hierarchy.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2023 and December 31, 2022 are presented below.

	March 31, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,140,776	$—	$1,140,776
Agency MBS, at fair value	—	263,743	—	—	263,743
Loans held for investment, at fair value	—	217,870	12,164,177	—	12,382,047
Derivatives, at fair value	—	20,528	—	(6,329)	14,199

Liabilities:
Secured Financing Agreement, at fair value	—	370,648	—	—	370,648
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,507,228	—	7,507,228
Derivatives, at fair value	6,851	—	—	(6,851)	—

	December 31, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,147,481	$—	$1,147,481
Agency MBS, at fair value	—	430,944	—	—	430,944
Loans held for investment, at fair value	—	204,636	11,154,600	—	11,359,236
Derivatives, at fair value	—	18,793	—	(14,697)	4,096

Liabilities:
Secured Financing Agreement, at fair value	—	374,172	—	—	374,172
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,100,742	—	7,100,742
Derivatives, at fair value	—	14,074	—	(14,074)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2023 and December 31, 2022.

Fair Value Level 3 Rollforward - Assets
	For the Quarter Ended		For the Year Ended
	March 31, 2023		December 31, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,147,481	$11,154,600	$1,810,208	$12,032,299
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Transfer due to consolidation	—	—	(218,276)	1,047,838
Purchases of assets/ issuance of debt	211	1,189,965	23,589	1,429,503
Principal payments	(19,122)	(284,254)	(178,300)	(1,953,098)
Sales and Settlements	—	996	(23,056)	(5,368)
Net accretion (amortization)	10,071	(10,258)	31,387	(52,767)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(3,064)	—	(7,036)	—
Realized gains (losses) on sales and settlements	—	—	(15,594)	—
Net unrealized gains (losses) included in income	12,616	113,128	(104,631)	(1,343,807)
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(7,417)	—	(170,810)	—
Ending balance Level 3	$1,140,776	$12,164,177	$1,147,481	$11,154,600

Fair Value Level 3 Rollforward - Liabilities
	For the Quarter Ended	For the Year Ended
	March 31, 2023	December 31, 2022
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,100,742	$7,726,043
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	774,514
Purchases of assets/ issuance of debt	944,095	1,122,982
Principal payments	(272,255)	(1,844,397)
Sales and Settlements	(337,115)	—
Net (accretion) amortization	3,135	5,021
(Gains) losses included in net income
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	(2,309)	—
Net unrealized (gains) losses included in income	70,935	(683,421)
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,507,228	$7,100,742

There were no transfers in or out from Level 3 during the quarter ended March 31, 2023 and the year ended December 31, 2022, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2023 and December 31, 2022 follows. The weighted average discount rates are based on fair value.

	March 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-12%	6.4%	1%-18%	7.1%	0%-6%	1.5%	26%-80%	32.0%
Subordinated	0%-12%	7.5%	6%-20%	8.7%	0%-7%	0.8%	10%-79%	38.0%
Interest-only	0%-85%	10.1%	3%-30%	8.5%	0%-6%	0.9%	0%-77%	31.0%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -25%	6.5%	1% -20%	7.7%	0% -10%	1.5%	26% -80%	31.8%
Subordinated	0% -12%	7.6%	4% -16%	9.6%	0% -7%	0.8%	10% -82%	39.8%
Interest-only	0% -85%	10.2%	6% -30%	9.5%	0% -6%	1.0%	0% -86%	27.5%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of March 31, 2023 and December 31, 2022 follows:

	March 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-10%	6.3%	6%-15%	9.9%	0%-7%	1.0%	30%-60%	44.0%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5% -10%	6.4%	6% - 15%	10.4%	0% - 7%	1.2%	30% - 60%	45.8%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of March 31, 2023 and December 31, 2022, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of March 31, 2023 and December 31, 2022 follows:

	March 31, 2023	December 31, 2022
Factor:
Coupon
Base Rate	6.1%	6.3%
Actual	5.9%	5.8%

FICO
Base Rate	640	640
Actual	660	656

Loan-to-value (LTV)
Base Rate	86%	87%
Actual	81%	82%

Loan Characteristics:
Occupancy
Owner Occupied	90%	89%
Investor	5%	5%
Secondary	5%	6%
Property Type
Single family	80%	80%
Manufactured housing	3%	3%
Multi-family/mixed use/other	17%	17%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

	March 31, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$25,641	$25,641
Secured financing agreements	2	2,835,501	2,845,235
Securitized debt, collateralized by Non-Agency RMBS	3	77,742	54,139
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$25,538	$25,538
Secured financing agreements	2	3,060,592	3,080,982
Securitized debt, collateralized by Non-Agency RMBS	3	78,542	54,590
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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At March 31, 2023 and December 31, 2022, the Company has $1.2 billion and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At March 31, 2023 and December 31, 2022, the Company has $359 million and $365 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At March 31, 2023 and December 31, 2022, we pledged $33 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At March 31, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 9.7% and Non-Agency RMBS and Loans held for investment was 24.1%. At December 31, 2022, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.8 billion unused uncommitted warehouse credit facilities as of March 31, 2023.

At March 31, 2023, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 11% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 490 days. The amount at risk with Nomura were $303 million. At December 31, 2022, the Company had amounts at risk with Nomura of 12% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura were $308 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of March 31, 2023 and December 31, 2022 were:

	March 31, 2023	December 31, 2022
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$4,191	$3,946
Agency CMBS (in thousands)	208,494	355,934
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,993,464	3,083,551
Total:	$3,206,149	$3,443,431

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$5,685	$6,662
Agency CMBS (in thousands)	227,243	382,547
Non-Agency RMBS and Loans held for investment (in thousands)	4,248,617	4,310,513
Total:	$4,481,545	$4,699,722

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$4,095	$11,714
Agency CMBS (in thousands)	252,102	376,551
Non-Agency RMBS and Loans held for investment (in thousands)	2,952,956	2,819,871
Total:	$3,209,153	$3,208,136

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	5.44%	4.70%
Agency CMBS	5.05%	4.49%
Non-Agency RMBS and Loans held for investment	7.52%	6.86%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	13 Days	17 Days
Agency CMBS	45 Days	25 Days
Non-Agency RMBS and Loans held for investment	471 Days	474 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	31 Days	60 Days
Agency CMBS	56 Days	42 Days
Non-Agency RMBS and Loans held for investment	489 Days	499 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $6 million and $1 million of deferred financing cost as of March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	March 31, 2023			December 31, 2022
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$613,425	6.42%	5.10% - 7.60%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	383,381	6.12%	4.95% - 7.19%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	211,194	5.67%	5.00% - 6.92%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	74,203	5.90%	5.90% - 5.90%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	373,651	6.78%	5.88% - 7.72%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	318,258	6.38%	6.18% - 6.91%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	850,563	10.75%	8.54% - 13.98%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	381,474	5.16%	5.10% - 6.50%	382,839	5.14%	5.10% - 6.07%
Total	$3,206,149	7.36%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $6 million and $1 million of deferred financing cost as of March 31, 2023 and December 31, 2022, respectively.

Secured Financing Agreements at fair value

The Company entered into a secured financing agreement during fourth quarter of 2022 for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflect the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2023 and December 31, 2022 was $381 million and $383 million, respectively. The fair value of collateral pledged was $426 million and $418 million as of March 31, 2023 and December 31, 2022, respectively. The Company carries this secured financing instrument at fair value of $371 million and $374 million as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.14%. At March 31, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At March 31, 2023, the maturity on the secured financing agreements at fair value was five years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million, respectively. At March 31, 2023 and December 31, 2022, the debt carried a weighted average coupon of 6.7%. As of March 31, 2023, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2023 and 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$462	$640
One to Three Years	503	523
Three to Five Years	12	71
Greater Than Five Years	101	92
Total	$1,078	$1,326

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.2 billion and $7.9 billion, respectively. At March 31, 2023 and December 31, 2022, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.1% and 2.8%, respectively. As of March 31, 2023, the maturities of the debt range between the years 2023 and 2070.

During the quarter ended March 31, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $339 million for $337 million. This transaction resulted in net gain on extinguishment of debt of $2 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter ended March 31, 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at March 31, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$1,617,834	$1,636,544
One to Three Years	2,551,772	2,535,642
Three to Five Years	1,808,471	1,733,022
Greater Than Five Years	2,241,908	1,949,240
Total	$8,219,985	$7,854,448

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of March 31, 2023, excluding any debt issued by the Company where the Company only has a clean-up call.

March 31, 2023
(dollars in thousands)
Year	Principal
Currently callable	$1,127,389
2023	1,358,586
2024	1,281,182
2025	2,364,844
2026	232,746
2027	817,331
2028	361,237
Total	$7,543,315

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarters ended March 31, 2023, and 2022, the Company consolidated approximately $1.2 billion and $1.4 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$271,025	$276,030
Loans held for investment, at fair value	10,153,653	9,855,390
Accrued interest receivable	50,767	47,553
Other assets	19,353	20,293
Total Assets:	$10,494,798	$10,199,266

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$77,742	$78,542
Securitized debt at fair value, collateralized by Loans held for investment	7,096,468	6,673,917
Accrued interest payable	20,214	17,427
Other liabilities	2,114	2,239
Total Liabilities:	$7,196,538	$6,772,125
(1) March 31, 2023 and December 31, 2022 balances includes allowance for credit losses of $3 million and $2 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter ended
	March 31, 2023	March 31, 2022

Interest income, Assets of consolidated VIEs	$139,902	$131,066
Interest expense, Non-recourse liabilities of VIEs	60,152	42,491
Net interest income	$79,750	$88,575

(Increase) decrease in provision for credit losses	$(1,429)	$(23)

Servicing fees	$7,126	$6,863

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

The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2023, ranged from less than $1 million to $23 million, with an aggregate amount of $870 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2022, ranged from less than $1 million to $23 million, with an aggregate amount of $871 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $803 million and $813 million at March 31, 2023 and December 31, 2022, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

9. Derivative Instruments

In connection with the Company’s interest rate risk strategy, the Company may economically hedge a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, and U.S. Treasury futures. Swaps are used to lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company’s swaptions are not centrally cleared. U.S. Treasury futures are derivatives which track the prices of generic benchmark U.S. Treasury securities with identical maturity and are traded on an active exchange. It is generally the Company’s policy to close out any U.S. Treasury futures positions prior to delivering the underlying security. U.S. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements.

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

The weighted average pay rate on the Company’s interest rate swap at March 31, 2023 was 3.26% and the weighted average receive rate was 4.82%. At March 31, 2023, the weighted average maturity on the Company’s interest rate swaps was one year.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on the Company’s interest rate swaps was 4 years.

The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the quarter ended March 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

The Company terminated its existing $1.0 billion notional swaption contract for a one-year forward starting swap. Additionally, the Company entered and terminated three new swaptions contracts with $2.3 billion notional during the quarter ended March 31, 2023. The Company had net realized gains of $11 million on these swaption terminations. The Company additionally entered into two swaption contracts for a one-year forward starting swaps with a total notional of $1.0 billion with 3.46% strike rate. The underlying swap terms will allow the Company to pay a fix rate of 3.46% and receive floating overnight SOFR rate.

During the quarter ended March 31, 2023, the Company entered into 6,000 short 5-year U.S. Treasury futures contracts of which it subsequently covered 4,000 contracts during the quarter. As of March 31, 2023, the Company had 2,000 short 5-year U.S. Treasury futures contracts with a $200 million notional. During the quarter ended March 31, 2023, the Company entered into 1,875 short 2-year U.S. Treasury futures contracts of which it subsequently covered 625 contracts during the quarter. As of March 31, 2023, the Company had 1,250 short 2-year U.S. Treasury futures contracts with a $250 million notional. The Company had a net realized gain of $666 thousand on these covered contracts .

The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the quarter ended March 31, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contacts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 15 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2023 and December 31, 2022.

		March 31, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value	$11,528	Derivatives, at fair value	$—
Swaptions	1,000,000	Derivatives, at fair value	2,671	Derivatives, at fair value	$—
U.S. Treasury futures	450,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,450,000		$14,199		$—

		December 31, 2022
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,485,000	Derivatives, at fair value, net	$3,716	Derivatives, at fair value, net	$—
Swaptions	1,000,000	Derivatives, at fair value, net	380	Derivatives, at fair value, net	—
Total	$2,485,000		$4,096		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended March 31, 2023 and 2022, respectively is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2023	March 31, 2022
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$7,909	$—
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(45,226)	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	2,819	—
Treasury futures	Net unrealized gains (losses) on derivatives	(6,851)	—
Treasury futures	Net realized gains (losses) on derivatives	479	—
Swaptions	Net unrealized gains (losses) on derivatives	(9,609)	—
Swaptions	Net realized gains (losses) on derivatives	10,613
Total		$(39,866)	$—

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

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

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

The Company did not repurchase any of its common stock during the quarters ended March 31, 2023 and 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2023.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarter ended March 31, 2023 and year ended December 31, 2022.

The Company declared dividends to common shareholders of $54 million, or $0.23 per share, and $79 million or $0.33 per share, during the quarters ended March 31, 2023 and 2022, respectively.

Earnings per Share (EPS)

EPS for the quarters ended March 31, 2023 and 2022 are computed as follows:

	For the Quarter Ended
	March 31, 2023	March 31, 2022
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$38,928	$(281,202)
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	—
Net income (loss) available to common shareholders - Diluted	$38,928	$(281,202)

Denominator:
Weighted average basic shares	231,994,620	237,012,702
Effect of dilutive securities	3,206,994	—
Weighted average dilutive shares	235,201,614	237,012,702

Net income (loss) per average share attributable to common stockholders - Basic	$0.17	$(1.19)
Net income (loss) per average share attributable to common stockholders - Diluted	$0.17	$(1.19)

For the quarter ended March 31, 2022 potentially dilutive shares of 2 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter ended March 31, 2022 were comprised of restricted stock units and performance stock units.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2023 and 2022:

	March 31, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(5,905)	(5,905)
Amounts reclassified from AOCI	1,315	1,315
Net current period OCI	(4,590)	(4,590)
Balance as of March 31, 2023	$224,755	$224,755

	March 31, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(40,955)	(40,955)
Amounts reclassified from AOCI	—	—
Net current period OCI	(40,955)	(40,955)
Balance as of March 31, 2022	$364,099	$364,099

The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold for the quarter ended March 31, 2023. There were no amounts reclassified from AOCI during the quarter ended March 31, 2022.

12. Equity Compensation, Employment Agreements and other Benefit Plans

In accordance with the terms of the Company’s 2007 Equity Incentive Plan (as amended and restated on December 10, 2015), or the Incentive Plan, directors, officers and employees of the Company are eligible to receive restricted stock grants. These awards generally have a vesting period lasting three years. There were approximately 1 million shares available for future grants under the Incentive Plan as of March 31, 2023.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At March 31, 2023 and December 31, 2022, there are approximately 1 million shares for which payments have been deferred until separation or a date elected by the participant, respectively. At March 31, 2023 and December 31, 2022, there are approximately 1 million dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the quarters ended March 31, 2023 and 2022, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 649 thousand RSU awards during the quarter ended March 31, 2023 with a grant date fair value of $4 million for the 2023 performance year. The Company granted 128 thousand RSU awards during the quarter ended March 31, 2022, with a grant date fair value of $2 million for the 2022 performance year.

Grants of Performance Share Units, or PSUs

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the quarter ended March 31, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. During the quarter ended March 31, 2023, the Company granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the quarter ended March 31, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

The Company recognized stock based compensation expense of $3 million for the quarters ended March 31, 2023 and 2022, respectively.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. For the quarter ended March 31, 2023, employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended March 31, 2023 and 2022 were $133 thousand and $148 thousand, respectively.

13. Income Taxes

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

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations generally recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state, and local tax filing fees and its TRSs are subject to U.S. federal, state, and local taxes. The Company did not record any current income tax benefit or expense for the quarter ended March 31, 2023 and recorded a current income tax benefit of $70 thousand for the quarter ended March 31, 2022.

The Company’s effective tax rate differs from its combined U.S. federal, state and local corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state, and local tax returns for the tax years ending on or after December 31, 2019, remain open for examination.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,195,322)	$—	$(3,195,322)	$4,481,545	$32,601	$1,318,824
Interest Rate Swaps - Gross Assets	14,867	(3,339)	11,528	—	—	11,528
Interest Rate Swaps - Gross Liabilities	—	—	—	—	—	—
Treasury Futures - Gross Assets	—	—	—	—	—	—
Treasury Futures - Gross Liabilities	(6,851)	6,851	—	—	4,584	4,584
Swaptions - Gross Assets	5,661	(2,990)	2,671	—	—	2,671
Swaptions - Gross Liabilities	—	—	—	—	—	—
Total	$(3,181,645)	$522	$(3,181,123)	$4,481,545	$37,185	$1,337,607
(1) Included in other assets

	December 31, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,434,765)	$—	$(3,434,765)	$4,699,722	$33,415	$1,298,373
Interest Rate Swaps - Gross Assets	3,716	—	3,716	—	13,179	16,895
Interest Rate Swaps - Gross Liabilities	(14,074)	14,074	—	—	27,678	27,678
Swaptions - Gross Assets	15,077	(14,697)	380	—	—	380
Total	$(3,430,046)	$(623)	$(3,430,669)	$4,699,722	$74,271	$1,343,326
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

16. Subsequent Events

Subsequent to March 31, 2023, the Company exercised its call option to retire securitized debt, collateralized by loans held for investment with an unpaid principal amount of $210 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q.

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At March 31, 2023, based on the fair value of our interest earning assets, approximately 90% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 2% of our investment portfolio was Agency MBS. At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS.

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

Business Update

Capital markets activity in 2022 was largely defined by aggressive monetary policy adopted by the Federal Reserve (the “Fed”) to counteract stubbornly high inflation. At the beginning of 2023, the markets began to see some early indications that tightening moves made by the Fed in 2022 were slowing inflation. The fixed income markets responded by pricing in expectations that the Fed would pivot and reverse course back towards lower interest rates. However, several key pieces of economic data released in early February changed that belief. First, the employment report on February 3 made it clear that the Fed would raise rates at its next meeting. Second, it became clear that Credit Suisse was in significant turmoil and its prospects were unclear. The result was an increase in market rates and volatility. Then on March 7, Chairman Powell strongly indicated that a 50-basis-point rise in rates was possible for the next Fed meeting when he testified before Congress to provide his semiannual monetary policy report. That testimony was followed in quick succession by the failures of Silicon Valley Bank, Signature Bank and the Swiss government’s brokered sale of Credit Suisse to UBS. The result of these events was significant volatility in the rates market. These conditions dominated the business environment for the remainder of the quarter which resulted in a difficult business environment for most financial companies, including mortgage REITs. The fixed income market absorbed all this new information and spreads on most credit products, which had initially tightened in January, re-widened in March and ended the quarter modestly wider than year-end 2022. However, yields on U.S. Treasuries (2 years and above) were markedly lower over the period.

When the news broke that Credit Suisse was looking to sell its securitized product unit, we began to look for options to move the financing we had with Credit Suisse to another party or to bring the assets back on balance sheet as unencumbered. As the year started, we had $167 million repurchase agreement exposure with Credit Suisse. We paid off the loan partially via equity take-out by issuing new securitization trusts (discussed below) and the sale of $171 million Agency CMBS Securities. These sales resulted in a recognized loss of $5 million. Giving effect to the extinguishing of this $167 million repurchase agreements, we have no outstanding exposure to Credit Suisse.

In January, we exercised our call rights and terminated four existing securitization trusts, namely CIM 2020-R4, CIM 2020-NR1, CIM 2018-R5 and CIM 2018-R6, and issued CIM Trust 2023-R1 and CIM Trust 2023-NR1 (the “re-securitizations”). Though the interest rate was higher on the newly issued 2023 trusts, the re-securitizations enabled us to improve our balance sheet structure and pay off maturing repurchase agreements with Credit Suisse. We successfully converted $139 million of recourse financing into long-term, non-mark-to-market securitized debt while receiving approximately $90 million in cash from the re-securitizations. We estimate the re-securitization activity increased our cost of senior debt financing by approximately

250 basis points compared to the terminated trusts. Both securitizations are callable within two-years which gives us the ability to refinance the securitized debt should interest rates improve in the future.

In March, we sponsored CIM 2023-R2, a rated securitization of seasoned reperforming residential mortgage loans, purchased in January with an aggregate principal balance of $447 million. Securities issued by CIM 2023-R2, with an aggregate balance of approximately $365 million, were sold in a private placement to institutional investors. These senior securities represented approximately 82% of the securitization's capital structure. We retained interests in the subordinate securities with an aggregate balance of approximately $82 million and certain interest-only securities. Our average cost of debt of this securitization is 5.95%. We retained an option to call the securitization at any time beginning in March 2028. In total, we sponsored three securitizations collateralized by mortgage loans with an aggregate principal balance of approximately $1.25 billion during the first quarter of 2023.

Over the first quarter, we committed to purchase $1.2 billion of residential mortgage loans. Approximately $600 million settled prior to March 31, with the remaining $649 million expected to settle in the second quarter. We were diligent in diversifying our loan purchases. Of the total commitments, approximately 57% were seasoned reperforming loans, 39% were non-qualified mortgages loans and the remainder were business purpose loans. With the exception of business purpose loans, all loans were purchased with the intention to finance for the long-term through securitization. The characteristics of the seasoned reperforming loans and business purpose loans were consistent with the characteristics of the such loans that currently exist in our portfolio. We committed to purchase $487 million (as part of the $1.25 billion total commitment) non-qualified mortgage loans in two separate transactions. We expect to close the purchase of these loans in the second quarter of 2023 and finance them through securitizations in the same period.

Considering the velocity and magnitude of interest rate movements, during the first quarter, we initiated a hedging program to manage the interest rate risk for the time differential between loan purchase commitment and the closing of loans into securitization. During the first quarter, we used a combination of various interest rate future contracts to hedge our exposure to future financing costs. This hedging technique attempts to mitigate the interest rate risk but does not capture the impact of credit spread risk. At the end of the quarter, we had approximately $750 million short-sale contracts on U.S. Treasury futures to hedge our pipeline of future loan securitizations. Overall, the futures activity, from hedging, resulted in a net $478 thousand realized gain and a $7 million unrealized loss at the end of the quarter.

We also engaged in a series of interest rate hedges as we attempted to help mitigate the impact of higher interest rates on our future financing and soften the impact of higher interest rates on the overall portfolio value. Hedging strategies are dynamic, not static. Our focus on hedging during the quarter was to limit the impact of further severe interest rate movements while maintaining optionality to benefit from lower interest rates in the future. The execution of this strategy was extremely difficult due to heightened volatility from the events previously discussed and the magnitude of the overall downward movements in interest rates. During the first quarter, we initiated and terminated a series of pay-fixed interest rate swaps and pay-fixed swaptions, which created a realized loss of $35 million for the quarter. As of March 31, 2023, we maintained open positions in $1 billion 3.26% pay-fixed interest rate swap maturing May 2024 and $1 billion 1-year option on 1-year pay-fixed interest rate swap (1 X 1 swaption) with a blended fixed rate of 3.46%. We believe these positions will help to achieve our goals for hedging as discussed above.

During the first quarter of 2023, our secured financing agreements exposure decreased by $237 million. We continue to seek to optimize our liabilities through securitization, enabling us to have long-term non-mark-to-market financing on our residential mortgage loans; during the quarter, we completed three securitization transactions collateralized by mortgage loans with an aggregate principal balance of approximately $1.25 billion and terminated four securitizations collateralized by mortgage loans with an aggregate principal balance of approximately $337 million. In addition, during the quarter, we exited a maturing $141 million non-mark-to-market secured financing facility and separately entered into a new non-mark-to-market secured facility with a different counterparty with a principal borrowing amount of $125 million that matures in January 2025. The financing cost of our repurchase agreements increased by 75 basis-points during the quarter, consistent with increases in the federal funds rates over the period.

Market Conditions and our Strategy

The first quarter of 2023 continued to see substantial volatility in multiple areas. The quarter initially began with some amelioration in future expectations of higher interest rates, and greater expectations for a “soft landing” and eventual easing after the rapid rate of increases that the Federal Reserve undertook in second half of 2022. With the stabilization in rates, credit spreads tightened substantially and in some cases, faster than the widening that occurred in the second half of 2022. However, by mid-February, additional economic data pointed to inflation still running higher than expected and the job growth continuing to come in higher than expected. As a result, expectations for faster and larger rate increases led all parts of the interest rate curve to sell off, with short term rates higher than peaks seen last year, and long term rates slightly below the highs from 2022.

However, credit spreads remained steady. Economic conditions took a negative turn in early March with the collapse of Silicon Valley Bank, Signature Bank, and Credit Suisse, leading to rapid and forceful government intervention to stave off additional bank runs and protect depositors. Such events raised substantial concern with smaller and regional bank’s balance sheets. More stringent regulations over the banking sector are expected, which in turn will result in a tightening of lending, especially in the commercial real estate (“CRE”) space.

Securitized products spreads ended up slightly wider at the end of the first quarter 2023, with the notable exception of CRE spreads, which ended at the widest levels since the global financial crisis in 2008. In the mortgage spaces, most sectors ended up slightly wider than at the beginning of the quarter, and new investor loan and prime jumbo deals were seen for the first time in months. The outlook going forward points to continued uncertainty over the path of rates and its ongoing impacts on the economy.

Overall lower rates at the end of the quarter resulted in increased value of our Agency and residential credit portfolios, which was offset by hedging-related losses during the quarter. This drove a slight decline in our book value per common share to $7.41 as of March 31, 2023 as compared to $7.49 as of December 31, 2022.

Our financing costs increased over the first quarter, and we continue to manage our portfolio consistent with our belief that short-term interest rates will be higher for longer. We continue to seek opportunities to finance our retained notes from securitizations with long-term non-mark-to market facilities. To further manage interest rate risk, we are using financial derivatives such as futures, interest rate swaps and swaptions to hedge against securitization executions, net interest margin compression, and to protect our book value.

We believe there is risk of a recession in the second half of 2023 and further believe our portfolio of seasoned reperforming mortgage loans will continue to outperform most credit-related mortgage assets in this scenario due to our low loan-to-value ratios and longer weighted average loan ages of our mortgage loan portfolio. Cash management is critical to our business, and we monitor our ongoing needs for margin (including variable margin on our hedge portfolio and ongoing margin requirements of our secured financing arrangements which are subject to margin requirements), repurchase agreement maturities and operating needs daily. Over time, we expect to continue to acquire and securitize mortgage loans as well as further implement our call optimization strategy on CIM securitizations. With available funds, we plan to evaluate the merits of any new investments and compare them to the merits of repurchasing outstanding common and preferred stock, or reducing higher cost liabilities as they mature.

We declared a $0.23 dividend per common share in the first quarter of 2023. Our Economic Return (as measured by the change in book value per common share plus common stock dividend) was 2% for the first quarter of 2023.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended March 31, 2023, December 31, 2022 and March 31, 2022.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended
	March 31, 2023	December 31, 2022	March 31, 2022	QoQ Change	YoY Change
Net interest income:
Interest income (1)	$189,250	$187,286	$202,175	$1,964	$(12,925)
Interest expense (2)	119,615	106,891	64,473	12,724	55,142
Net interest income	69,635	80,395	137,702	(10,760)	(68,067)

Increase (decrease) in provision for credit losses	3,062	3,834	240	(772)	2,822

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(8,551)	(10,171)	—	1,620	(8,551)
Realized gains (losses) on derivatives	(34,134)	(561)	—	(33,573)	(34,134)
Periodic interest cost of swaps, net	2,819	(1,629)	—	4,448	2,819
Net gains (losses) on derivatives	(39,866)	(12,361)	—	(27,505)	(39,866)
Net unrealized gains (losses) on financial instruments at fair value	64,592	112,026	(370,167)	(47,434)	434,759
Net realized gains (losses) on sales of investments	(5,264)	(39,443)	—	34,179	(5,264)
Gains (losses) on extinguishment of debt	2,309	—	—	2,309	2,309
Other investment gains (losses)	117	(2,383)	—	2,500	117
Total other gains (losses)	21,888	57,838	(370,167)	(35,950)	392,055

Other expenses:
Compensation and benefits	10,491	19,167	11,353	(8,676)	(862)
General and administrative expenses	5,778	6,158	5,711	(380)	67
Servicing and asset manager fees	8,417	8,883	9,291	(466)	(874)
Transaction expenses	6,409	3,274	3,804	3,135	2,605
Total other expenses	31,095	37,482	30,159	(6,387)	936
Income (loss) before income taxes	57,366	96,919	(262,864)	(39,553)	320,230
Income taxes	—	(280)	(70)	280	70
Net income (loss)	$57,366	$97,199	$(262,794)	$(39,833)	$320,160

Dividends on preferred stock	18,438	18,483	18,408	(45)	30

Net income (loss) available to common shareholders	$38,928	$78,716	$(281,202)	$(39,788)	$320,130

Net income (loss) per share available to common shareholders:
Basic	$0.17	$0.34	$(1.19)	$(0.17)	$1.36
Diluted	$0.17	$0.34	$(1.19)	$(0.17)	$1.36

Weighted average number of common shares outstanding:
Basic	231,994,620	231,763,151	237,012,702	231,469	(5,018,082)
Diluted	235,201,614	234,240,836	237,012,702	231,469	(1,811,088)

Dividends declared per share of common stock	$0.23	$0.23	$0.33	$—	$(0.10)

(1) Includes interest income of consolidated VIEs of $139,902, $140,380, and $131,066 for the quarters ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively. See Note 8 to consolidated financial statements for further discussion.
(2) Includes interest expense of consolidated VIEs of $60,152, $55,108, and $42,491 for the for the quarters ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively. See Note 8 to consolidated financial statements for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended March 31, 2023, December 31, 2022, and March 31, 2022.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended March 31, 2023 compared to the Quarter ended December 31, 2022

For the quarter ended March 31, 2023, our net income available to common shareholders was $39 million, or $0.17 per average basic common share, compared to a net income of $79 million, or $0.34 per average basic common share, for the quarter ended December 31, 2022. During the quarter ended March 31, 2023, we had net interest income of $70 million and unrealized gains on financial instruments at fair value of $65 million, partially offset by net losses on derivatives of $40 million and other expenses of $31 million.

The increase in market volatility and interest rates during the first quarter of 2023 resulted in lower unrealized gains on financial instruments at fair value, increase in losses on derivatives and an increase in interest expense, driving a decline in our net income available to common shareholders as compared to the quarter ended December 31, 2022. During the quarter ended March 31, 2023, our unrealized gains on financial instruments at fair value decreased by $47 million, net losses on derivatives increased by $28 million and interest expense increased by $13 million as compared to the quarter ended December 31, 2022.

Quarter ended March 31, 2023 compared to the Quarter ended March 31, 2022

For the quarter ended March 31, 2023, our net income available to common shareholders was $39 million, or $0.17 per average basic common share, compared to a net loss of $281 million, or $1.19 per average basic common share for the quarter ended March 31, 2022. As compared to the first quarter of 2022, the credit spreads have significantly tightened which increased the market value of our portfolio during the quarter ended March 31, 2023. The increase in net income available to common shareholders for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022 was primarily driven by an increase in unrealized gains on financial instruments at fair value of $435 million, which was partially offset by a decrease in net interest income of $68 million and an increase in net losses on derivatives of $40 million and an increase in realized losses on sale of investments of $5 million.

Interest Income

Quarter ended March 31, 2023 compared to the Quarter ended December 31, 2022

Interest income increased slightly by $2 million, or 1%, to $189 million for the quarter ended March 31, 2023 as compared to $187 million for the quarter ended December 31, 2022. The yields on our average interest earning assets remained relatively unchanged at 5.5% while our average interest earning assets increased by $89 million to $13.7 billion during the quarter ended March 31, 2023, as compared to $13.6 billion for the quarter ended December 31, 2022 driving the slight increase in the interest income.

Quarter ended March 31, 2023 compared to the Quarter ended March 31, 2022

Interest income decreased by $13 million, or 6%, to $189 million for the quarter ended March 31, 2023 as compared to $202 million for the quarter ended March 31, 2022. This decrease in our interest income during the quarter ended March 31, 2023 was primarily driven by a decline in our average interest earning assets, lower prepayment penalties on our Agency CMBS investments and lower yields on our Non-Agency RMBS and Agency CMBS investments as compared to the quarter ended March 31, 2022. We reduced our average interest earning asset balances by $69 million to $13.7 billion as compared to $13.6 billion from the same period of 2022. Our Agency CMBS interest income decreased by $20 million, primarily due to lower prepayment penalties and Non-Agency RMBS portfolio interest income decreased by $16 million due to lower asset balances and lower yields during the quarter ended March 31, 2023 as compared to the same period of 2022. These decreases were partially offset by an increase in interest income of $19 million on our Loans held for investment due to higher asset balances and higher yields during the quarter ended March 31, 2023 as compared to the same period of 2022.

Interest Expense

Quarter ended March 31, 2023 compared to the Quarter ended December 31, 2022

Interest expense increased by $13 million, or 12%, to $120 million for the quarter ended March 31, 2023 as compared to $107 million for the quarter ended December 31, 2022. This increase in our interest expense during the quarter ended March 31, 2023 was primarily driven by the higher borrowing rates on our secured financing agreements and securitized debt due to 50 basis point increase in the Federal Funds Rate. The interest expense on securitized debt increased by $5 million for the quarter ended March 31, 2023 as borrowing rates on our new securitizations increased compared to the December 31, 2022. During the quarter ended March 31, 2023, our interest expense on secured financing agreements collateralized by Loans held for investments and Non-Agency RMBS increased by $1 million and $3 million, respectively, as compared to the quarter ended December 31, 2022

Quarter ended March 31, 2023 compared to the Quarter ended March 31, 2022

Interest expense increased by $56 million, or 86%, to $120 million for the quarter ended March 31, 2023 as compared to $64 million for the quarter ended March 31, 2022. This increase in our interest expense during the quarter ended March 31, 2023, as compared to the same period of 2022, was primarily driven by the increases in borrowing rates on our secured financing agreements and securitized debt, due to increases in the Federal Funds Rate. During the quarter ended March 31, 2023, our interest expense on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency CMBS increased by $22 million, $11 million and $3 million, respectively, due to the higher Federal Funds Rate. The interest expense on our securitized debt increased by $17 million during the quarter ended March 31, 2023, as the borrowing rates on our securitizations increased by 80 basis points as compared to quarter ended March 31, 2022.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest cost of interest rate swaps and excludes interest earned on cash. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our interest rate swaps, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate swaps with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest cost of interest rate swaps and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2023	$189,250	$119,615	$(2,819)	$—	$116,796	$69,635	$2,819	$(3,035)	$69,419
For the Quarter Ended December 31, 2022	$187,286	$106,891	$1,629	$—	$108,520	$80,395	$(1,629)	$(1,867)	$76,899
For the Quarter Ended September 30, 2022	$188,303	$83,464	$122	$—	$83,586	$104,839	$(122)	$(540)	$104,177
For the Quarter Ended June 30, 2022	$195,357	$78,467	$—	$—	$78,467	$116,890	$—	$(81)	$116,809
For the Quarter Ended March 31, 2022	$202,175	$64,473	$—	$—	$64,473	$137,702	$—	$(18)	$137,684
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2023			December 31, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,692	$322	6.9%	$31,542	$346	4.4%
Agency CMBS	307,846	2,957	3.8%	441,421	4,291	3.9%
Non-Agency RMBS	990,721	30,098	12.2%	1,013,693	29,304	11.6%
Loans held for investment	12,334,025	152,838	5.0%	12,075,239	151,478	5.0%
Total	$13,651,284	$186,215	5.5%	$13,561,895	$185,419	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$4,095	$52	5.1%	$4,547	$46	4.0%
Agency CMBS	252,102	2,956	4.7%	358,914	3,464	3.9%
Non-Agency RMBS	762,989	16,063	8.4%	788,795	13,275	6.7%
Loans held for investment	2,189,967	34,839	6.4%	1,971,144	33,776	6.9%
Securitized debt	8,049,843	62,886	3.1%	8,056,913	57,959	2.9%
Total	$11,258,996	$116,796	4.1%	$11,180,313	$108,520	3.9%

Economic net interest income/net interest rate spread		$69,419	1.4%		$76,899	1.6%

Net interest-earning assets/net interest margin	$2,392,288		2.0%	$2,381,582		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Quarter Ended
	March 31, 2023			March 31, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,692	$322	6.9%	$113,723	$253	0.9%
Agency CMBS	307,846	2,957	3.8%	559,478	22,870	16.4%
Non-Agency RMBS	990,721	30,098	12.2%	1,310,359	45,675	13.9%
Loans held for investment	12,334,025	152,838	5.0%	11,599,206	133,359	4.6%
Total	$13,651,284	$186,215	5.5%	$13,582,766	$202,157	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$4,095	$52	5.1%	$20,342	$31	0.6%
Agency CMBS	252,102	2,956	4.7%	435,545	270	0.2%
Non-Agency RMBS	762,989	16,063	8.4%	817,261	5,448	2.7%
Loans held for investment	2,189,967	34,839	6.4%	1,948,974	12,839	2.6%
Securitized debt	8,049,843	62,886	3.1%	7,870,127	45,885	2.3%
Total	$11,258,996	$116,796	4.1%	$11,092,249	$64,473	2.3%

Economic net interest income/net interest rate spread		$69,419	1.4%		$137,684	3.7%

Net interest-earning assets/net interest margin	$2,392,288		2.0%	$2,490,517		4.1%

Ratio of interest-earning assets to interest bearing liabilities	1.21			1.22

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

Economic Net Interest Income and the Average Earning Assets

Quarter ended March 31, 2023 compared to the Quarter ended December 31, 2022

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $8 million to $69 million for the quarter ended March 31, 2023 from $77 million for the quarter ended December 31, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 30 basis points for the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022. Our Average net interest-earning assets increased by $11 million to $2.4 billion for the quarter ended March 31, 2023, compared to $2.4 billion for the quarter ended December 31, 2022. The decrease in our net interest rate spread for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 is primarily due to higher interest expense due to higher Federal Funds Rate.

Quarter ended March 31, 2023 compared to the Quarter ended March 31, 2022

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $69 million to $69 million for the quarter ended March 31, 2023 from $138 million for the quarter ended March 31, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 230 basis points for the quarter ended March 31, 2023, as compared to the same period of 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 210 basis points for the quarter ended March 31, 2023, as compared to the same period of 2022. Our Average net interest-earning assets increased by $98 million to $2.4 billion for the quarter ended March 31, 2023, compared to $2.5 billion for the same period of 2022. The decrease in our net interest rate spread for the quarter ended March 31, 2023 as compared to the year ended March 31, 2022 is primarily due to decline in our asset yields, higher interest expense due to higher Federal Funds Rate and lower prepayment penalties received on our Agency CMBS portfolio.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2023	$11,258,996	$116,796	4.15%	4.62%	4.79%	(0.17)%
For the Quarter Ended December 31, 2022	$11,180,313	$108,520	3.88%	3.89%	4.24%	(0.35)%
For the Quarter Ended September 30, 2022	$11,233,052	$83,586	2.98%	2.45%	2.84%	(0.39)%
For the Quarter Ended June 30, 2022	$11,704,063	$78,467	2.68%	0.93%	1.32%	(0.39)%
For the Quarter Ended March 31, 2022	$11,092,249	$64,473	2.32%	0.16%	0.34%	(0.18)%

Average interest-bearing liabilities increased by $79 million for the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022. Economic interest expense increased by $8 million for the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022 due to increase in our secured financing agreements and securitized debt borrowing rates driven by higher Federal Funds Rates. Average interest-bearing liabilities increased by $167 million for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022. Economic interest expense increased by $52 million for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022 due to increase in our secured financing agreements and securitized debt borrowing rates driven by higher Federal Funds Rates.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended March 31, 2023 we recorded an increase in provision for credit losses of $3 million, as compared to an increase in provision of credit losses of $4 million for the quarter ended December 31, 2022. For the quarter ended March 31, 2023 we recorded an increase in provision for credit losses of $3 million, as compared to an increase in provision of credit losses of $240 thousand for the quarter ended March 31, 2022.

The increase in provision for credit losses for the quarter ended March 31, 2023 as compared to the quarter ended December 31, 2022 and March 31, 2022 is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2023, March 31, 2022, and December 31, 2023 respectively.

	For the Quarter Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$2,819	$(1,629)	$—
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(45,226)	(561)	—
Treasury futures	479	—	—
Swaptions	10,613	—	—
Total realized gains (losses) on derivative instruments, net	(34,134)	(561)	—
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	7,909	(14,076)	—
Treasury futures	(6,851)	—	—
Swaptions	(9,609)	3,905	—
Total unrealized gains (losses) on derivative instruments, net:	(8,551)	(10,171)	—
Total gains (losses) on derivative instruments, net	$(39,866)	$(12,361)	$—

During the quarter ended March 31, 2023, and December 31, 2022, we recognized total net losses on derivatives of $40 million and $12 million, respectively. We did not have any derivative positions during the quarter ended March 31, 2022.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swap at March 31, 2023 was 3.26% and the weighted average receive rate was 4.82%. At March 31, 2023, the weighted average maturity on our interest rate swaps was one year. The weighted average pay rate on our interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on our interest rate swaps was 4 years.

We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the quarter ended March 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028. We paid $561 thousand to terminate interest rate swaps with a notional value of $1.0 billion during the year ended December 31, 2022. The terminated swaps had original maturity of 2024.

We terminated our existing $1.0 billion notional swaption contract for a one-year forward starting swap. Additionally, we entered into and terminated three new swaptions contracts with $2.3 billion notional during the quarter ended March 31, 2023. We had net realized gains of $11 million on these swaption terminations. We additionally entered into two swaption contracts for a one-year forward starting swaps with a total notional of $1.0 billion with 3.46% strike rate. The underlying swap terms will allow us to pay a fix rate of 3.46% and receive floating overnight SOFR rate.

During the quarter ended March 31, 2023, we entered into 6,000 short 5-year U.S. Treasury futures contracts, of which we subsequently covered 4,000 contracts during the quarter. As of March 31, 2023, we had 2,000 short 5-year U.S. Treasury futures contracts with a $200 million notional. During the quarter ended March 31, 2023, we entered into 1,875 short 2-year U.S. Treasury futures contracts of which we subsequently covered 625 contracts during the quarter. As of March 31, 2023, we had 1,250 short 2-year U.S. Treasury futures contracts with a $250 million notional. We had a net realized gain of $666 thousand on these covered contracts. We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the quarter ended March 31, 2023 for a realized loss of $187 thousand.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter ended March 31, 2023, there was higher volatility in the markets but the lower interest rates towards the end of the quarter resulted in increased value of our Agency and residential credit portfolios as compared to the quarter ended December 31, 2022. The credit spreads significantly tightened during the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022 resulting in significant market pricing gains on our Agency and residential credit portfolios.

We recorded Net unrealized gains on financial instruments at fair value of $65 million for the quarter ended March 31, 2023, as compared to Net unrealized gains on financial instruments at fair value of $112 million for the quarter ended December 31, 2022.

We recorded Net unrealized gains on financial instruments at fair value of $65 million for the quarter ended March 31, 2023, as compared to Net unrealized losses on financial instruments at fair value of $370 million for the quarter ended March 31, 2022.

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

During the quarter ended March 31, 2023 we sold some of our Agency CMBS investments as a part of our portfolio optimization efforts and realized a loss of $5 million. We recorded a realized loss of $39 million for the quarter ended December 31, 2022 as we sold some of our Agency CMBS and Non-Agency RMBS investments to strengthen our liquidity during that period. There were no investment sales during the quarter ended March 31, 2022.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarter ended March 31, 2023, December 31, 2022, and March, 31 2023.

During the quarter ended March 31, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $339 million for $337 million. This transaction resulted in net gain on extinguishment of debt of $2 million.

We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended December 31, 2022 and March 31, 2022.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2023	$22,678	0.66%	3.41%
For the Quarter Ended December 31, 2022	$28,599	0.85%	4.30%
For the Quarter Ended September 30, 2022	$17,177	0.50%	2.44%
For the Quarter Ended June 30, 2022	$21,530	0.59%	2.73%
For the Quarter Ended March 31, 2022	$20,868	0.54%	2.36%

The Compensation and benefit costs were approximately $10 million, $19 million, $11 million for the quarters ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively. The increase in Compensation and benefit costs for the quarter ended December 31, 2022 was driven by higher severance expense related to our December 2022 separation agreement with our former CEO.

The G&A expenses were approximately $6 million for the quarters ended March 31, 2023 December 31, 2022, and March 31, 2022, respectively and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

The transactions expenses were approximately $6 million, $3 million and $4 million for the quarters ended March 31, 2023 December 31, 2022, and March 31, 2022, respectively. The increase in transaction expenses for the quarter ended March 31, 2023 compared to the quarter ended December 31, 2022 and March 31, 2022 was driven by higher call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained relatively unchanged at $8 million, $9 million and $9 million for the quarters ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Quarters Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$38,928	$78,716	$(204,583)	$(179,765)	$(281,202)
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(64,592)	(112,026)	239,513	239,246	370,167
Net realized (gains) losses on sales of investments	5,264	39,443	37,031	—	—
(Gains) losses on extinguishment of debt	(2,309)	—	—	2,897	—
Increase (decrease) in provision for credit losses	3,062	3,834	(1,534)	4,497	240
Net unrealized (gains) losses on derivatives	8,551	10,171	(10,307)	1,618	—
Realized gains (losses) on derivatives	34,134	561	—	—	—
Transaction expenses	6,409	3,274	2,341	6,727	3,804
Stock Compensation expense for retirement eligible awards	2,141	(309)	(310)	(309)	723
Other investment (gains) losses	(117)	2,383	462	(980)	—
Earnings available for distribution	$31,471	$26,047	$62,613	$73,931	$93,732

GAAP net income (loss) per diluted common share	$0.17	$0.34	$(0.88)	$(0.76)	$(1.19)
Earnings available for distribution per adjusted diluted common share	$0.13	$0.11	$0.27	$0.31	$0.39

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Weighted average diluted shares - GAAP	235,201,614	234,240,836	231,750,422	235,310,440	237,012,702
Potentially dilutive shares (1)	—	—	2,425,579	2,277,366	2,421,546
Adjusted weighted average diluted shares - Earnings available for distribution	235,201,614	234,240,836	234,176,001	237,587,806	239,434,248
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 30, 2022, June 30, 2022, and March 31, 2022.

Quarter ended March 31, 2023 compared to the Quarter ended December 31, 2022

Our Earnings available for distribution for the quarter ended March 31, 2023 was $31 million, or $0.13 per average diluted common share, and increased by $5 million, or $0.02 per average diluted common share, as compared to $26 million, or $0.11 per average diluted common share, for the quarter ended December 31, 2022. The increase in Earnings available during the quarter ended March 31, 2023 was primarily driven by lower severance expense and higher swap interest income which was partially offset by an increase in interest expense as compared to the quarter ended December 31, 2022.

Quarter ended March 31, 2023 compared to the Quarter ended March 31, 2022

Our Earnings available for distribution for the quarter ended March 31, 2023 was $31 million, or $0.13 per average diluted common share, and decreased by $62 million, or $0.26 per average diluted common share, as compared to $94 million, or $0.39 per average diluted common share, for the quarter ended March 31, 2022. The decrease in Earnings available for distribution for the quarter ended March 31, 2023 was driven primarily by an increase in interest expense on our secured financing and securitized debt driven by the higher Federal Funds rate and lower prepayment penalties or early paydowns received as compared to the quarter ended March 31, 2022.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity *	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2023	8.63%	10.45%	7.28%
For the Quarter Ended December 31, 2022	14.61%	11.56%	6.02%
For the Quarter Ended September 30, 2022	(26.47)%	14.81%	13.30%
For the Quarter Ended June 30, 2022	(20.45)%	14.81%	13.29%
For the Quarter Ended March 31, 2022	(29.72)%	15.57%	14.38%
* Excludes long term debt expense.

Quarter ended March 31, 2023 compared to the Quarter ended December 31, 2022

Return on average equity decreased by 598 basis points for the quarter ended March 31, 2023, as compared to the quarter ended December 31, 2022. This decrease is driven primarily by lower unrealized asset pricing gains on our financial instruments, higher net losses on derivatives and increase in interest expense driven by higher Federal Funds Rates. Economic net interest income as a percentage of average equity decreased by 111 basis points for the quarter ended March 31, 2023 as compared to the quarter ended December 31, 2022. Earnings available for distribution as a percentage of average common equity increased by 126 basis points for the quarter ended March 31, 2023 as compared to the quarter ended December 31, 2022. This increase in Earnings available for distribution as a percentage of average common equity for the quarter ended March 31, 2023 as compared to the quarter ended December 31, 2022, was primarily driven by lower severance expense and increase in swap interest income which partially offset higher interest expense due to Federal Funds Rate increase.

Quarter ended March 31, 2023 compared to the Quarter ended March 31, 2022

Return on average equity increased by 38% for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022. This increase was driven primarily by an increase in unrealized asset pricing gains on our financial instruments. Economic net interest income as a percentage of average equity decreased by 512 basis points as of March 31, 2023 as compared to December 31, 2022. Earnings available for distribution as a percentage of average common equity decrease by 710 basis points for the quarter ended March 31, 2023 as compared to the quarter ended March 31, 2022. This decrease in Earnings available for distribution as a percentage of average common equity for the quarter ended March 31, 2023 as compared to the same period of 2022, was primarily driven by an increase in interest expense driven by the impact of the higher Federal Funds Rate on our secured financing agreements and securitized debt and lower prepayment penalties received.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2023, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the quarter ended March 31, 2023, on an aggregate basis, we purchased $591 million of investments, sold $168 million of investments, and received $341 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2023 and December 31, 2022.

	March 31, 2023	December 31, 2022
Interest earning assets at period-end (1)	$13,786,566	$12,937,661
Interest bearing liabilities at period-end	$10,780,292	$10,614,049
GAAP Leverage at period-end	4.1:1	4.0:1
GAAP Leverage at period-end (recourse)	1.2:1	1.3:1
(1) Excludes cash and cash equivalents.

	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.0%	7.5%	8.3%	8.9%
Senior	3.8%	4.0%	5.4%	5.9%
Subordinated	2.1%	2.3%	2.1%	2.2%
Interest-only	1.1%	1.2%	0.8%	0.8%
Agency RMBS	0.1%	0.1%	0.1%	0.1%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	2.0%	3.3%	1.8%	3.2%
Project loans	1.0%	2.3%	0.9%	2.2%
Interest-only	1.0%	1.0%	0.9%	1.0%
Loans held for investment	90.9%	89.1%	89.8%	87.8%
Fixed-rate percentage of portfolio	96.7%	96.5%	95.9%	95.6%
Adjustable-rate percentage of portfolio	3.3%	3.5%	4.1%	4.4%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at March 31, 2023 and December 31, 2022. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,135,367	$46.07	$65.63	5.4%	16.8%	3.9%	8.3%	1.3%	1.6%	31.2%	9.8%
Subordinated	$603,192	$49.69	$47.54	3.2%	6.7%	5.1%	10.2%	0.3%	0.4%	30.8%	6.6%
Interest-only	$3,049,186	$5.29	$3.57	0.6%	5.8%	5.1%	8.2%	0.8%	0.9%	43.9%	2.3%
Agency RMBS
Interest-only	$406,985	$4.59	$3.65	0.5%	7.2%	8.3%	14.5%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$132,718	$101.69	$94.78	4.2%	4.0%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,441,039	$5.59	$5.04	0.7%	3.1%	3.0%	3.2%	N/A	N/A	N/A	N/A
Loans held for investment	$12,980,292	$98.53	$95.56	5.6%	5.3%	5.9%	9.8%	0.7%	0.7%	28.3%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%	5.2%	10.8%	1.4%	1.8%	34.5%	2.1%
Subordinated	$611,206	$49.34	$46.94	3.1%	6.8%	8.0%	14.1%	0.4%	0.4%	34.9%	6.6%
Interest-only	$3,114,930	$5.23	$3.17	0.7%	5.3%	5.4%	11.8%	1.0%	0.8%	38.2%	1.6%
Agency RMBS
Interest-only	$409,940	$4.58	$3.70	0.9%	5.0%	12.9%	17.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$302,685	$101.85	$95.62	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,669,396	$5.23	$4.73	0.7%	3.4%	1.8%	3.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,060,631	$98.50	$94.36	5.3%	5.2%	8.1%	12.0%	0.6%	0.8%	33.1%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Balance, beginning of period	$176,635	$207,812	$241,391	$258,494	$333,546
Accretion of discount	(11,663)	(11,128)	(12,989)	(17,408)	(19,470)
Purchases	—	—	—	—	—
Sales	—	(17,935)	—	—	—
Elimination in consolidation	—	—	—	—	(60,361)
Transfers from/(to) credit reserve, net	(7,719)	(2,114)	(20,590)	305	4,779
Balance, end of period	$157,253	$176,635	$207,812	$241,391	$258,494

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

As discussed earlier, overall lower interest rates at the end of the first quarter resulted in increased value of our Agency and residential credit portfolios but the outlook going forward points to continued uncertainty over the path of interest rates and additional effects on the economy. If these uncertainties become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

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

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. We currently have $427 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

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

Current Period

We held cash and cash equivalents of approximately $232 million and $265 million at March 31, 2023 and December 31, 2022, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $32 million from December 31, 2022 to March 31, 2023.

Our operating activities provided net cash of approximately $30 million and $136 million for the quarter ended March 31, 2023 and 2022, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $70 million and $159 million during the quarter ended March 31, 2023 and 2022, respectively.

Our investing activities used cash of $82 million and $187 million for the quarters ended March 31, 2023 and 2022, respectively. During the quarter ended March 31, 2023, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $341 million and from sale of our Agency MBS of $168 million. This cash received was offset in part by cash used on investment purchases of $591 million, primarily consisting of Loans held for investment of $590 million and Agency MBS of $1 million. During the quarter ended March 31, 2022, we used cash on investment purchases of $1.1 billion, primarily consisting of Loans held for investment of $1.0 billion, Agency MBS of $45 million and Non-Agency RMBS of $23 million. This cash used was offset in part by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $899 million.

Our financing activities provided cash of $19 million and used cash of $169 million for the quarter ended March 31, 2023 and 2022, respectively. During the quarter ended March 31, 2023, we received cash for securitized debt collateralized by loans issuance of $944 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $609 million, net payments on our secured financing agreements of $242 million and payment of common and preferred dividends of $73 million. During the quarter ended March 31, 2022, we primarily used cash for repayment of principal on our securitized debt of $497 million and paid common and preferred dividends of $97 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $262 million and net proceeds received on our secured financing agreements of $163 million.

Our recourse leverage was 1.2:1 and 1.3:1 at March 31, 2023 and at December 31, 2022, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At March 31, 2023 and December 31, 2022, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	March 31, 2023			December 31, 2022
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$613,425	6.42%	5.10% - 7.60%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	383,381	6.12%	4.95% - 7.19%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	211,194	5.67%	5.00% - 6.92%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	74,203	5.90%	5.90% - 5.90%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	373,651	6.78%	5.88% - 7.72%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	318,258	6.38%	6.18% - 6.91%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	850,563	10.75%	8.54% - 13.98%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	381,474	5.16%	5.10% - 6.50%	382,839	5.14%	5.10% - 6.07%
Total	$3,206,149	7.36%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $6 million and $1 million of deferred financing cost as of March 31, 2023 and December 31, 2022, respectively.

Average remaining maturity of Secured financing agreements secured by:
	March 31, 2023	December 31, 2022
Agency RMBS (in thousands)	13 Days	17 Days
Agency CMBS (in thousands)	45 Days	25 Days
Non-Agency RMBS and Loans held for investment (in thousands)	471 Days	474 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have increased on our secured financing agreements collateralized by Agency MBS and decreased on our secured financing agreements collateralized by Non-Agency RMBS and Loans held for investments during 2022. At March 31, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 9.7% and Non-Agency RMBS and Loans held for investment was 24.1%. At December 31, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of March 31, 2023, we have entered into $1.2 billion of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of March 31, 2023 we have $359 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At March 31, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 5.4%, Agency CMBS was 5.0% and Non-Agency MBS and Loans held for investment was 7.5%. At December 31, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 4.7%, Agency CMBS was 4.5%, and Non-Agency MBS and Loans held for investment was 6.9%.

We have entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. We believe electing fair value for this financial instrument better reflect the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2023 and December 31, 2022 was $381 million and $383 million, respectively. The fair value of collateral pledged was $426 million and $418 million as of March 31, 2023 and December 31, 2022, respectively. We carried this secured financing instrument at fair value of $371 million and $374 million as of March 31, 2023 and December 31, 2022, respectively. At March 31, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.14%. At March 31, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At March 31, 2023, the maturity on the secured financing agreements at fair value was five years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End March 31, 2023	$3,209,153	$3,195,322
Quarter End December 31, 2022	$3,123,400	$3,434,765
Quarter End September 30, 2022	$3,056,286	$2,820,931
Quarter End June 30, 2022	$3,373,179	$3,148,832
Quarter End March 31, 2022	$3,222,122	$3,424,405

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2023 and December 31, 2022, the carrying value of our total interest-bearing debt was approximately $10.8 billion and $10.6 billion, respectively, which represented a leverage ratio of approximately 4.1:1 and 4.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2023, we had secured financing agreements with 14 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of March 31, 2023 and December 31, 2022, we had $4.5 billion and $4.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and Treasury futures. The average remaining maturities on our interest rate swaps at March 31, 2023 was one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at March 31, 2023:

March 31, 2023
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	10	$2,170,188	$842,072
Japan	2	725,375	306,120
Canada	1	287,750	124,278
Netherlands	1	22,836	182
Total	14	$3,206,149	$1,272,651
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At March 31, 2023, we had amounts at risk with Nomura Securities International, Inc., or Nomura of 11% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 490 days. The amount at risk with Nomura was $303 million. At December 31, 2022, we had amounts at risk with Nomura of 12% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura were $308 million.

At March 31, 2023, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarters ended March 31, 2023 and 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2023.

In February 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and
RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales

Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. During the quarter ended March 31, 2023, or year ended December 31, 2022, we did not issue any shares under the at-the-market sales program.

We declared dividends to common shareholders of $54 million, or $0.23 per share, and $79 million, or $0.33 per share, during the quarters ended March 31, 2023 and 2022, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

We declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended March 31, 2023 and 2022, respectively.

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

Restricted Stock Unit and Performance Share Unit Grants

Grants of Restricted Stock Units, or RSUs
During the quarters ended March 31, 2023 and 2022, we granted RSU awards to employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 649 thousand RSU awards during the quarter ended March 31, 2023 with a grant date fair value of $4 million for the 2023 performance year. We granted 128 thousand RSU awards during the quarter ended March 31, 2022, with a grant date fair value of $2 million for the 2022 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the quarter ended March 31, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return and share price performance compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. During the quarter ended March 31, 2023, we granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the quarter ended March 31, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

At March 31, 2023 and December 31, 2022, there were approximately 3.8 million and 3.6 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments

The following tables summarize our contractual obligations at March 31, 2023 and December 31, 2022. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,974,112	$850,563	$381,474	$—	$3,206,148
Securitized debt, collateralized by Non-Agency RMBS	462	503	12	101	1,078
Securitized debt at fair value, collateralized by Loans held for investment	1,617,834	2,551,772	1,808,471	2,241,908	8,219,985
Interest expense on MBS secured financing agreements (1)	26,078	7,464	1,803	—	35,346
Interest expense on securitized debt (1)	239,315	361,099	228,209	220,241	1,048,864
Total	$3,857,801	$3,771,401	$2,419,969	$2,462,250	$12,511,421
(1) Interest is based on variable rates in effect as of March 31, 2023.

December 31, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,329,284	$731,308	$382,838	$—	$3,443,430
Securitized debt, collateralized by Non-Agency RMBS	640	523	71	92	1,326
Securitized debt at fair value, collateralized by Loans held for investment	1,636,544	2,535,642	1,733,022	1,949,240	7,854,448
Interest expense on MBS secured financing agreements (1)	28,915	6,147	1,750	—	36,812
Interest expense on securitized debt (1)	208,059	307,001	187,281	176,580	878,921
Total	$4,203,442	$3,580,621	$2,304,962	$2,125,912	$12,214,937
(1) Interest is based on variable rates in effect as of December 31, 2022.

Not included in the table above are the unfunded construction loan commitments of $8 million and $9 million as of March 31, 2023 and December 31, 2022, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of March 31, 2023, we have funded $27 million towards that commitment, leaving an unfunded commitment of $48 million.

Capital Expenditure Requirements

At March 31, 2023 and December 31, 2022, we had no material commitments for capital expenditures.

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

The accounting policies and estimates which we consider most critical relate to the recognition of revenue on our investments, including recognition of any losses, and the determination of fair value of our financial instruments. Refer to the heading titled “Critical Accounting Estimates” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates.

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

Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information on risks we face.

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

Additionally, we closely monitor credit losses incurred, as well as how expectations of credit losses are expected to change on our Non-Agency RMBS and Loans held for investment portfolios. We estimate future credit losses based on historical experience, market trends, current delinquencies as well as expected recoveries. The net present value of these expected credit losses can change, sometimes significantly from period to period as new information becomes available. When credit loss experience and expectations improve, we will collect more principal on our investments. If credit loss experience deteriorates, we will collect less principal on our investments. The favorable or unfavorable changes in credit losses are reflected in the yield on our investments in mortgage loans and recognized in earnings over the remaining life of our investments. The following table presents changes to net present value of expected credit losses for our Non-Agency RMBS and Loans held for investment portfolios during the previous five quarters. Gross losses are discounted at the rate used to amortize any discounts or premiums on our investments into income. A decrease (negative balance) in the "Increase/(decrease)" line item in the tables below represents a favorable change in expected credit losses. An increase (positive balance) in the "Increase/(decrease)" line item in the tables below represents an unfavorable change in expected credit losses.

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Balance, beginning of period	$89,234	$103,394	$91,187	$94,590	$106,240
Realized losses	(2,293)	(3,063)	(1,517)	(909)	7,995
Accretion	2,949	3,133	2,588	2,614	3,049
Purchased losses	—	—	—	—	—
Sold losses	—	(4,444)	—	—	—
Losses removed due to consolidation	—	—	—	—	(10,191)
Increase/(decrease)	(10,015)	(9,786)	11,136	(5,108)	(12,503)
Balance, end of period	$79,875	$89,234	$103,394	$91,187	$94,590

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Balance, beginning of period	$321,017	$285,174	$315,299	$409,650	$369,028
Realized losses	(7,992)	(11,023)	(8,127)	(10,766)	(12,260)
Accretion	3,650	3,715	3,989	4,563	4,251
Purchased losses	404	7,677	—	3,028	14,883
Losses added due to consolidation	—	—	—	—	49,774
Increase/(decrease)	(31,256)	35,474	(25,987)	(91,176)	(16,026)
Balance, end of period	$285,823	$321,017	$285,174	$315,299	$409,650

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition (pending legal update)

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2023 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2023
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	7.17%	6.38%
-50 Basis Points	4.20%	3.05%
Base Interest Rate	—	—
+50 Basis Points	(3.32)%	(2.78)%
+100 Basis Points	(5.26)%	(5.38)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2023. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2023
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$242,846	$314,064	$9,162	$13,242,586	$13,808,658
Cash equivalents	232,392	—	—	—	232,392
Total rate sensitive assets	$475,238	$314,064	$9,162	$13,242,586	$14,041,050

Rate sensitive liabilities	6,342,164	4,371,213	—	11,529	10,724,906
Interest rate sensitivity gap	$(5,866,926)	$(4,057,149)	$9,162	$13,231,057	$3,316,144

Cumulative rate sensitivity gap	$(5,866,926)	$(9,924,075)	$(9,914,913)	$3,316,144

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(42)%	(71)%	(71)%	24%

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the first quarter of 2023.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form

10-K for the year ended December 31, 2022. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2022.

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

The Company did not repurchase any of its common stock during the quarter ended March 31, 2023 and 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $226 million as of March 31, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

10.1**	Employment Agreement, dated March 24, 2023 and effective as of January 1, 2023, between the Company and Phillip J. Kardis, II.
10.2**	Employment Agreement, dated March 24, 2023 and effective as of January 1, 2023, between the Company and Choudhary Yarlagadda.
10.3**	Employment Agreement, dated March 24, 2023 and effective as of January 1, 2023, between the Company and Subramaniam Viswanathan.
10.4**	Employment Agreement, dated March 24, 2023 and effective as of January 1, 2023, between the Company and Dan Sudhanshu Thakkar.
10.5**	Form of Restricted Stock Unit Award Agreement, dated March 27, 2023.
10.6**	Form of Performance Stock Unit Award Agreement, dated March 27, 2023.
31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K
** This exhibit is filed here within.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Phillip J. Kardis II
Phillip J. Kardis II
Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: May 4, 2023

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: May 4, 2023