Form 10-Q
period 2023-06-30
CHIMERA INVESTMENT CORP
filed 2023-08-03
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  June 30, 2023

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2023
Common Stock, $0.01 par value	226,748,626

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of June 30, 2023 (Unaudited) and December 31, 2022 (Derived from the audited consolidated financial statements as of December 31, 2022)	2
	Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2023 and 2022	3
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2023 and 2022	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2023 and 2022	5
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	44
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	68
ITEM 4	CONTROLS AND PROCEDURES	75

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	75
ITEM 1A.	RISK FACTORS	75
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	76
ITEM 6.	EXHIBITS	76
	SIGNATURES	79

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$200,940	$264,600
Non-Agency RMBS, at fair value (net of allowance for credit losses of $13 million and $7 million, respectively)	1,092,205	1,147,481
Agency MBS, at fair value	136,326	430,944
Loans held for investment, at fair value	11,929,537	11,359,236
Accrued interest receivable	71,281	61,768
Other assets	73,026	133,866
Derivatives, at fair value	6,328	4,096
Total assets (1)	$13,509,643	$13,401,991
Liabilities:
Secured financing agreements ($3.9 billion and $4.7 billion pledged as collateral, respectively, and includes $354 million and $374 million at fair value, respectively)	$2,686,522	$3,434,765
Securitized debt, collateralized by Non-Agency RMBS ($262 million and $276 million pledged as collateral, respectively)	77,195	78,542
Securitized debt at fair value, collateralized by Loans held for investment ($11.4 billion and $10.0 billion pledged as collateral, respectively)	8,041,276	7,100,742
Payable for investments purchased	7,071	9,282
Accrued interest payable	37,425	30,696
Dividends payable	52,344	64,545
Accounts payable and other liabilities	28,407	16,616
Total liabilities (1)	$10,930,240	$10,735,188

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 226,344,682 and 231,824,192 shares issued and outstanding, respectively	2,263	2,318
Additional paid-in-capital	4,289,449	4,318,388
Accumulated other comprehensive income	210,674	229,345
Cumulative earnings	4,132,332	4,038,942
Cumulative distributions to stockholders	(6,055,687)	(5,922,562)
Total stockholders' equity	$2,579,403	$2,666,803
Total liabilities and stockholders' equity	$13,509,643	$13,401,991
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2023, and December 31, 2022, total assets of consolidated VIEs were $11,116,487 and $10,199,266, respectively, and total liabilities of consolidated VIEs were $7,756,156 and $6,772,125, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net interest income:
Interest income (1)	$196,859	$195,357	$386,109	$397,532
Interest expense (2)	131,181	78,467	250,796	142,939
Net interest income	65,678	116,890	135,313	254,593

Increase/(decrease) in provision for credit losses	2,762	4,497	5,824	4,737

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	17,994	(1,618)	9,443	(1,618)
Realized gains (losses) on derivatives	(6,822)	—	(40,957)	—
Periodic interest cost of swaps, net	4,159	—	6,977	—
Net gains (losses) on derivatives	15,331	(1,618)	(24,537)	(1,618)
Net unrealized gains (losses) on financial instruments at fair value	6,954	(239,246)	71,546	(609,412)
Net realized gains (losses) on sales of investments	(21,758)	—	(27,022)	—
Gains (losses) on extinguishment of debt	4,039	(2,897)	6,348	(2,897)
Other investment gains (losses)	(421)	980	(303)	980
Total other gains (losses)	4,145	(242,781)	26,032	(612,947)

Other expenses:
Compensation and benefits	7,677	8,859	18,168	20,211
General and administrative expenses	6,471	5,944	12,247	11,657
Servicing and asset manager fees	8,408	9,315	16,825	18,607
Transaction expenses	8,456	6,727	14,865	10,531
Total other expenses	31,012	30,845	62,105	61,006
Income (loss) before income taxes	36,049	(161,233)	93,416	(424,097)
Income tax expense (benefit)	25	94	26	24
Net income (loss)	$36,024	$(161,327)	$93,390	$(424,121)

Dividends on preferred stock	18,438	18,438	36,875	36,845

Net income (loss) available to common shareholders	$17,586	$(179,765)	$56,515	$(460,966)

Net income (loss) per share available to common shareholders:
Basic	$0.08	$(0.76)	$0.24	$(1.95)
Diluted	$0.08	$(0.76)	$0.24	$(1.95)

Weighted average number of common shares outstanding:
Basic	231,628,141	235,310,440	231,810,368	236,156,868
Diluted	233,867,501	235,310,440	234,690,759	236,156,868

(1) Includes interest income of consolidated VIEs of $149,674 and $140,209 for the quarters ended June 30, 2023 and 2022, respectively, and $289,576 and $271,275 for the six months ended June 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $72,624 and $50,193 for the quarters ended June 30, 2023 and 2022, respectively, and $132,776 and $92,684 for the six months ended June 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Comprehensive income (loss):
Net income (loss)	$36,024	$(161,327)	$93,390	$(424,121)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(14,081)	(58,369)	(19,984)	(99,324)
Reclassification adjustment for net realized losses (gains) included in net income	—	—	1,313	—
Other comprehensive income (loss)	(14,081)	(58,369)	$(18,671)	$(99,324)
Comprehensive income (loss) before preferred stock dividends	$21,943	$(219,696)	$74,719	$(523,445)
Dividends on preferred stock	$18,438	$18,438	$36,875	$36,845
Comprehensive income (loss) available to common stock shareholders	$3,505	$(238,134)	$37,844	$(560,290)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2023	$58	$130	$104	$80	$2,321	$4,320,803	$224,755	$4,096,308	$(5,995,172)	$2,649,387
Net income (loss)	—	—	—	—	—	—	—	36,024	—	36,024
Other comprehensive income (loss)	—	—	—	—	—	—	(14,081)	—	—	(14,081)
Repurchase of common stock	—	—	—	—	(59)	(33,043)	—	—	—	(33,102)
Stock based compensation	—	—	—	—	1	1,689	—	—	—	1,690
Common dividends declared	—	—	—	—	—	—	—	—	(42,077)	(42,077)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2023	$58	$130	$104	$80	$2,263	$4,289,449	$210,674	$4,132,332	$(6,055,687)	$2,579,403

For the Quarter Ended June 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2022	$58	$130	$104	$80	$2,370	$4,360,340	$364,099	$4,289,214	$(5,679,667)	$3,336,728
Net income (loss)	—	—	—	—	—	—	—	(161,327)	—	(161,327)
Other comprehensive income (loss)	—	—	—	—	—	—	(58,369)	—	—	(58,369)
Repurchase of Common Stock	—	—	—	—	(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—	—	1	1,096	—	—	—	1,097
Common dividends declared	—	—	—	—	—	—	—	—	(77,806)	(77,806)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2022	$58	$130	$104	$80	$2,317	$4,312,604	$305,730	$4,127,887	$(5,775,911)	$2,972,999

For the Six Months Ended June 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	93,390	—	93,390
Other comprehensive income (loss)	—	—	—	—	—	—	(18,671)	—	—	(18,671)
Repurchase of common stock	—	—	—		(59)	(33,043)	—	—	—	(33,102)
Stock based compensation	—	—	—		4	4,104	—	—	—	4,108
Common dividends declared	—	—	—	—	—	—	—	—	(96,250)	(96,250)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,875)	(36,875)
Balance, June 30, 2023	$58	$130	$104	$80	$2,263	$4,289,449	$210,674	$4,132,332	$(6,055,687)	$2,579,403

For the Six Months Ended June 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(424,121)	—	(424,121)
Other comprehensive income (loss)	—	—	—	—	—	—	(99,324)	—	—	(99,324)
Repurchase of common stock	—	—	—		(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—		1	2,391	—	—	—	2,392
Common dividends declared	—	—	—	—	—	—	—	—	(156,408)	(156,408)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,845)	(36,845)
Balance, June 30, 2022	$58	$130	$104	$80	$2,317	$4,312,604	$305,730	$4,127,887	$(5,775,911)	$2,972,999
See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2023	June 30, 2022
Cash Flows From Operating Activities:
Net income (loss)	$93,390	$(424,121)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	12,293	53,789
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	17,833	(2,257)
Net unrealized losses (gains) on derivatives	(9,443)	1,618
Proceeds (payments) for derivative settlements	(20,509)	(6,200)
Margin (paid) received on derivatives	68,576	5,990
Net unrealized losses (gains) on financial instruments at fair value	(71,546)	609,412
Net realized losses (gains) on sales of investments	27,022	—
Other investment (gains) losses	303	(980)
Net increase (decrease) in provision for credit losses	5,824	4,737
(Gain) loss on extinguishment of debt	(6,348)	2,897
Equity-based compensation expense	4,108	2,392
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(9,513)	(687)
Decrease (increase) in other assets	13,647	(403)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	4,894	10,579
Increase (decrease) in accrued interest payable, net	6,729	1,890
Net cash provided by (used in) operating activities	$137,260	$258,656
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,916)	$(55,962)
Sales	280,848	—
Principal payments	503	252,490
Non-Agency RMBS portfolio:
Purchases	—	(23,000)
Sales	—	—
Principal payments	45,091	126,199
Loans held for investment:
Purchases	(1,228,156)	(1,378,671)
Sales	2,611	—
Principal payments	708,119	1,248,170
Net cash provided by (used in) investing activities	$(192,900)	$169,226
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$15,999,392	$19,843,712
Payments on secured financing agreements	(16,744,961)	(19,959,390)
Payments on repurchase of common stock	(26,209)	(44,103)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	2,046,620	755,203
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,137,489)	(1,054,187)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(47)	(2,673)
Common dividends paid	(108,451)	(156,885)
Preferred dividends paid	(36,875)	(36,845)

Net cash provided by (used in) financing activities	$(8,020)	$(655,168)
Net increase (decrease) in cash and cash equivalents	(63,660)	(227,286)
Cash and cash equivalents at beginning of period	264,600	385,741
Cash and cash equivalents at end of period	$200,940	$158,455

Supplemental disclosure of cash flow information:
Interest received	$388,889	$450,635
Interest paid	$226,233	$142,879
Non-cash investing activities:
Payable for investments purchased	$7,071	$11,555
Net change in unrealized gain (loss) on available-for sale securities	$(19,984)	$(99,324)

Transfer of investments due to consolidation
Loans held for investment, at fair value	$—	$1,047,838
Securitized debt at fair value, collateralized by loans held for investment	$—	$774,510
Non-Agency RMBS, at fair value	$—	$(218,276)

Non-cash financing activities:
Dividends declared, not yet paid	$52,344	$85,675

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at June 30, 2023. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $153 thousand and $296 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and six months ended June 30, 2023. The Company did not pay any fees to Kah Capital Management during the quarter ended June 30, 2022 and paid $250 thousand during the six months ended June 30, 2022 in fees to Kah Capital Management, LLC. These fees were paid for investment services provided, and are reported within Other Expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of June 30, 2023, the Company has funded $27 million towards that commitment. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Statement of Operations.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company, all normal and recurring adjustments considered necessary for a fair presentation of its financial position, results of operations and cash flows have been included. Investment transactions are recorded on the trade date. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company's Form 10-K, filed with SEC.

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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Notes 4 and 5), secured financing agreements (Notes 5 and 6), and securitized debt (Notes 5 and 7). Actual results could differ materially from those estimates.

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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2023 or December 31, 2022.

(e) Recent Accounting Pronouncements

Reference Rate Reform (Topic 848)

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2020-4, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter Bank Offering Rate (or LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for contracts held by the Company subject to reference rate reform that fall within the scope of this update beginning immediately through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The Company has not yet had any contracts modified to adopt reference rate reform. When a contract within the scope of this update is updated for reference rate reform, the Company will evaluate the impact in accordance with this update.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of June 30, 2023 and December 31, 2022.

June 30, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,109,831	$11,193	$(602,852)	$518,172	$(9,847)	$717,620	$216,269	$(6,974)	$209,295
Subordinated	594,038	3,651	(297,522)	300,167	(3,166)	279,459	20,952	(38,494)	(17,542)
Interest-only	2,983,593	160,318	—	160,318	—	95,126	16,640	(81,832)	(65,192)
Agency RMBS
Interest-only	401,285	18,955	—	18,955	—	12,924	—	(6,031)	(6,031)
Agency CMBS
Project loans	123,579	1,872	—	125,451	—	114,210	—	(11,241)	(11,241)
Interest-only	484,297	8,575	—	8,575	—	9,192	1,334	(717)	617
Total	$5,696,623	$204,564	$(900,374)	$1,131,638	$(13,013)	$1,228,531	$255,195	$(145,289)	$109,906

December 31, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,153,458	$7,377	$(624,803)	$536,032	$(4,418)	$761,808	$237,127	$(6,933)	$230,194
Subordinated	611,206	3,872	(310,757)	304,321	(2,770)	286,909	22,035	(36,677)	(14,642)
Interest-only	3,114,930	162,820	—	162,820	—	98,764	15,968	(80,024)	(64,056)
Agency RMBS
Interest-only	409,940	18,768	—	18,768	—	15,148	1,371	(4,991)	(3,620)
Agency CMBS
Project loans	302,685	5,805	(192)	308,298	—	289,418	—	(18,880)	(18,880)
Interest-only	2,669,396	139,738	—	139,738	—	126,378	1,654	(15,014)	(13,360)
Total	$8,261,615	$338,380	$(935,752)	$1,469,977	$(7,188)	$1,578,425	$278,155	$(162,519)	$115,636

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2023 and December 31, 2022. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

June 30, 2023
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$33,660	$(171)	8	$41,449	$(6,803)	5	$75,109	$(6,974)	13
Subordinated	31,010	(4,583)	6	159,744	(33,911)	31	190,754	(38,494)	37
Interest-only	17,721	(5,970)	33	36,119	(75,862)	95	53,840	(81,832)	128
Agency RMBS
Interest-only	8,069	(1,050)	6	4,855	(4,981)	6	12,924	(6,031)	12
Agency CMBS
Project loans	83,375	(6,738)	78	30,835	(4,503)	31	114,210	(11,241)	109
Interest-only	3,120	(446)	2	175	(271)	2	3,295	(717)	4
Total	$176,955	$(18,958)	133	$273,177	$(126,331)	170	$450,132	$(145,289)	303

December 31, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$83,553	$(6,170)	13	$7,577	$(763)	1	$91,130	$(6,933)	14
Subordinated	161,959	(27,120)	28	37,025	(9,557)	8	198,984	(36,677)	36
Interest-only	41,890	(24,411)	79	15,213	(55,613)	50	57,103	(80,024)	129
Agency RMBS
Interest-only	6,062	(500)	4	2,825	(4,491)	4	8,887	(4,991)	8
Agency CMBS
Project loans	281,307	(18,880)	131	—	—	—	281,307	(18,880)	131
Interest-only	81,472	(10,503)	5	35,234	(4,511)	3	116,706	(15,014)	8
Total	$656,243	$(87,584)	260	$97,874	$(74,935)	66	$754,117	$(162,519)	326

At June 30, 2023, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2023.

The Company had $18 thousand and $3 million gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of June 30, 2023 and December 31, 2022, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2023 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $19 million and $20 million, at June 30, 2023 and December 31, 2022, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and six months ended June 30, 2023 and 2022 is presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$10,251	$453	$7,188	$213

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	502	1,253	1,099	1,592
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	3,459	3,062	7,551	3,021
Write-offs charged against the allowance	(1,228)	(18)	(2,858)	(76)
Recoveries of amounts previously written off	29	140	33	140
Ending allowance for credit losses	$13,013	$4,890	$13,013	$4,890

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2023 and December 31, 2022.

	June 30, 2023
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	72,218	6.5%	2.1%	38.2%
Subordinated	72,979	7.0%	0.4%	42.5%

	December 31, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	88,062	7.5%	2.4%	39.7%
Subordinated	66,914	9.2%	0.4%	40.9%

The increase in the allowance for credit losses for the quarter and six months ended June 30, 2023 is primarily due to increases in expected losses and delinquencies as compared to the same periods of 2022. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at June 30, 2023 and December 31, 2022.

		June 30, 2023
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$216,269	$—	$216,269	$(5,391)	$(1,583)	$(6,974)
Subordinated	13,465	7,487	20,952	(13,649)	(24,845)	(38,494)
Interest-only	—	16,640	16,640	—	(81,832)	(81,832)
Agency RMBS
Interest-only	—	—	—	—	(6,031)	(6,031)
Agency CMBS
Project loans	—	—	—	(18)	(11,223)	(11,241)
Interest-only	—	1,334	1,334	—	(717)	(717)
Total	$229,734	$25,461	$255,195	$(19,058)	$(126,231)	$(145,289)

		December 31, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$237,127	$—	$237,127	$(5,132)	$(1,801)	$(6,933)
Subordinated	14,600	7,435	22,035	(14,418)	(22,259)	(36,677)
Interest-only	—	15,968	15,968	—	(80,024)	(80,024)
Agency RMBS
Interest-only	—	1,371	1,371	—	(4,991)	(4,991)
Agency CMBS
Project loans	—	—	—	(2,832)	(16,048)	(18,880)
Interest-only	—	1,654	1,654	—	(15,014)	(15,014)
Total	$251,727	$26,428	$278,155	$(22,382)	$(140,137)	$(162,519)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2023 and December 31, 2022.

	June 30, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,109,831	$45.80	64.66	5.5%	16.5%
Subordinated	594,038	50.00	47.04	3.8%	6.6%
Interest-only	2,983,593	5.37	3.19	0.5%	6.9%
Agency RMBS
Interest-only	401,285	4.72	3.22	0.1%	6.8%
Agency CMBS
Project loans	123,579	101.51	92.42	4.1%	4.0%
Interest-only	484,297	1.77	1.90	0.6%	7.9%
(1) Bond Equivalent Yield at period end.

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%
Subordinated	611,206	49.79	46.94	3.1%	6.8%
Interest-only	3,114,930	5.14	3.17	0.7%	5.3%
Agency RMBS
Interest-only	409,940	4.58	3.70	0.9%	5.0%
Agency CMBS
Project loans	302,685	101.85	95.62	4.3%	4.1%
Interest-only	2,669,396	5.23	4.73	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2023 and December 31, 2022 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$15,762	$123,866	$275,676	$302,316	$717,620
Subordinated	2,528	15,999	100,800	160,132	279,459
Interest-only	392	23,502	68,504	2,728	95,126
Agency RMBS
Interest-only	—	—	12,924	—	12,924
Agency CMBS
Project loans	7,950	—	—	106,260	114,210
Interest-only	738	8,454	—	—	9,192
Total fair value	$27,370	$171,821	$457,904	$571,436	$1,228,531
Amortized cost
Non-Agency RMBS
Senior	$6,719	$105,871	$198,732	$206,850	$518,172
Subordinated	335	12,163	105,536	182,133	300,167
Interest-only	7,331	48,517	96,150	8,320	160,318
Agency RMBS
Interest-only	—	—	18,955	—	18,955
Agency CMBS
Project loans	7,968	—	—	117,483	125,451
Interest-only	1,063	7,512	—	—	8,575
Total amortized cost	$23,416	$174,063	$419,373	$514,786	$1,131,638

	December 31, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,727	$152,811	$308,351	$293,919	$761,808
Subordinated	3,957	6,829	113,903	162,220	286,909
Interest-only	205	30,780	65,038	2,741	98,764
Agency RMBS
Interest-only	—	—	15,148	—	15,148
Agency CMBS
Project loans	8,112	—	—	281,306	289,418
Interest-only	139	126,239	—	—	126,378
Total fair value	$19,140	$316,659	$502,440	$740,186	$1,578,425
Amortized cost
Non-Agency RMBS
Senior	$6,336	$122,916	$206,615	$200,165	$536,032
Subordinated	1,184	5,008	118,700	179,429	304,321
Interest-only	6,249	64,172	89,266	3,133	162,820
Agency RMBS
Interest-only	—	—	18,768	—	18,768
Agency CMBS
Project loans	8,112	—	—	300,186	308,298
Interest-only	200	139,538	—	—	139,738
Total amortized cost	$22,081	$331,634	$433,349	$682,913	$1,469,977

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at June 30, 2023 and December 31, 2022. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

June 30, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.2%	1.1%	2.8%	1.3%	3.0%	0.6%	12.0%

December 31, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.9%	1.3%	3.3%	1.3%	3.0%	0.6%	12.4%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
Weighted average maturity (years)		20.8		21.4
Weighted average amortized loan to value (1)		57.6%		58.2%
Weighted average FICO (2)		713		713
Weighted average loan balance (in thousands)		$255		$258
Weighted average percentage owner-occupied		84.4%		84.4%
Weighted average percentage single family residence		61.5%		61.4%
Weighted average current credit enhancement		1.1%		1.1%
Weighted average geographic concentration of top four states	CA	32.8%	CA	32.7%
	NY	11.4%	NY	11.3%
	FL	7.6%	FL	7.6%
	NJ	4.5%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2023 and December 31, 2022.

Origination Year	June 30, 2023	December 31, 2022
2003 and prior	0.7%	0.7%
2004	1.1%	1.1%
2005	8.6%	9.0%
2006	45.0%	45.0%
2007	31.4%	30.8%
2008 and later	13.2%	13.4%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2023 and 2022 are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Agency MBS	$113,172	$—	280,848	—

Gross realized gains:
Agency MBS	—	—	—	—
Gross realized losses:
Agency MBS	(21,758)	—	(27,022)	—
Net realized gain (loss)	$(21,758)	$—	$(27,022)	$—

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

At June 30, 2023 and December 31, 2022, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $12.4 billion and $11.9 billion as of June 30, 2023 and December 31, 2022, respectively. The total unpaid principal balance of the Company's Loans held for investment was $12.6 billion and $12.1 billion as of June 30, 2023 and December 31, 2022, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2023 and December 31, 2022:

	For the Six Months Ended	For the Year Ended
	June 30, 2023	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$11,359,236	$12,261,926
Transfer due to consolidation	—	1,047,838
Purchases	1,232,969	1,615,377
Principal paydowns	(708,119)	(2,160,445)
Sales and settlements	(1,246)	(5,369)
Net periodic accretion (amortization)	(27,847)	(52,616)
Change in fair value	74,544	(1,347,475)
Balance, end of period	$11,929,537	$11,359,236

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2023	December 31, 2022
2002 and prior	5.5%	6.0%
2003	4.8%	5.0%
2004	9.0%	9.7%
2005	15.3%	16.3%
2006	19.1%	20.3%
2007	20.8%	21.5%
2008	6.5%	6.6%
2009	1.5%	1.5%
2010 and later	17.5%	13.1%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Number of loans		118,807		116,876
Weighted average maturity (years)		21.2		20.9
Weighted average loan to value (1)		79.0%		82.2%
Weighted average FICO		665		658
Weighted average loan balance (in thousands)		$106		$103
Weighted average percentage owner occupied		85.7%		87.5%
Weighted average percentage single family residence		78.3%		79.3%
Weighted average geographic concentration of top five states	CA	14.7%	CA	14.6%
	FL	8.9%	FL	8.5%
	NY	8.4%	NY	8.5%
	PA	4.5%	VA	4.5%
	VA	4.3%	PA	4.4%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at June 30, 2023 and December 31, 2022, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
June 30, 2023	$731,633	$219,106	$389,020	$168,162	$334,893	$29,358	$1,872,172	$12,570,243
% of Unpaid Principal Balance	5.8%	1.7%	3.1%	1.3%	2.7%	0.2%	14.8%

December 31, 2022	$778,196	$248,579	$399,369	$211,226	$391,958	$33,843	$2,063,171	$12,060,530
% of Unpaid Principal Balance	6.5%	2.1%	3.3%	1.8%	3.2%	0.3%	17.1%

The fair value of residential mortgage loans 90 days or more past due was $653 million and $717 million as of June 30, 2023 and December 31, 2022, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At June 30, 2023, six investment holdings with an internally developed fair value of $61 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $16 million higher, in the aggregate, than the third-party prices provided of $45 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2023 in excess of the thresholds for the period. At December 31, 2022, fourteen investment holdings with an internally developed fair value of $96 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $14 million higher, in the aggregate, than the third-party prices provided of $82 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the thresholds for the period.

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

At June 30, 2023, four loan pools with an internally developed fair value of $644 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $48 million higher than the third-party prices provided of $596 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2023 in excess of the threshold for the period. At December 31, 2022, eight loan pools with an internally developed fair value of $2.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $122 million higher than the third-party prices provided of $2.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $159 million and $205 million as of June 30, 2023 and December 31, 2022, respectively.

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

At June 30, 2023, two securitized debt collateralized by loans held for investment positions with an internally developed fair value of $8 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $1 million higher on a net basis than the third-party prices provided of $7 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at June 30, 2023 in excess of the threshold for the period. At December 31, 2022, six securitized debt collateralized by loans held for investment positions with an internally developed fair value of $35 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $3 million higher on a net basis than the third-party prices provided of $32 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other pricing differences were noted at December 31, 2022 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of June 30, 2023 and December 31, 2022, respectively:

	June 30, 2023		December 31, 2022
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$17,084	$15,556	$18,513	$16,731
Subordinated	416,437	171,265	429,273	175,603
Interest-only	2,983,593	95,126	3,114,930	98,764
Agency RMBS
Interest-only	401,285	12,924	409,940	15,148
Agency CMBS
Project loans	115,611	106,260	268,078	256,950
Interest-only	484,297	9,192	2,669,396	126,378
Loans held for investment, at fair value	12,570,243	11,929,537	12,060,631	11,359,236
Liabilities:
Secured Financing Agreements, at fair value	374,929	353,817	382,838	374,172
Securitized debt at fair value, collateralized by Loans held for investment	8,839,169	8,041,276	7,856,140	7,100,742

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the quarters and six months ended June 30, 2023 and 2022:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$181	$(784)	218	(1,385)
Subordinated	(3,471)	(24,694)	(2,533)	(45,274)
Interest-only	(12,777)	(8,639)	(1,133)	(35,599)
Agency RMBS
Interest-only	(2,195)	(4,312)	(2,410)	(9,924)
Agency CMBS
Project loans	(2,054)	(12,078)	4,826	(35,032)
Interest-only	14,033	(1,964)	13,977	(8,834)
Loans held for investment, at fair value	(39,592)	(450,653)	74,546	(1,049,031)
Liabilities:
Secured Financing Agreements, at fair value	10,286	—	12,446	—
Securitized debt at fair value, collateralized by Loans held for investment	42,543	263,878	(28,391)	520,616

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2023 and December 31, 2022 are presented below.

	June 30, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,092,205	$—	$1,092,205
Agency MBS, at fair value	—	136,326	—	—	136,326
Loans held for investment, at fair value	—	159,411	11,770,126	—	11,929,537
Derivatives, at fair value	—	34,671	—	(28,343)	6,328

Liabilities:
Secured Financing Agreement, at fair value	—	353,817	—	—	353,817
Securitized debt at fair value, collateralized by Loans held for investment	—	—	8,041,276	—	8,041,276
Derivatives, at fair value	—	—	—	—	—

	December 31, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,147,481	$—	$1,147,481
Agency MBS, at fair value	—	430,944	—	—	430,944
Loans held for investment, at fair value	—	204,636	11,154,600	—	11,359,236
Derivatives, at fair value	—	18,793	—	(14,697)	4,096

Liabilities:
Secured Financing Agreement, at fair value	—	374,172	—	—	374,172
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,100,742	—	7,100,742
Derivatives, at fair value	—	14,074	—	(14,074)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2023 and December 31, 2022.

Fair Value Level 3 Rollforward - Assets
	For the Six Months Ended		For the Year Ended
	June 30, 2023		December 31, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,147,481	$11,154,600	$1,810,208	$12,032,299
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Transfer due to consolidation	—	—	(218,276)	1,047,838
Purchases of assets	967	1,179,880	23,589	1,429,503
Principal payments	(45,091)	(611,988)	(178,300)	(1,953,098)
Sales and Settlements	—	1,125	(23,056)	(5,368)
Net accretion (amortization)	19,595	(28,109)	31,387	(52,767)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(5,824)	—	(7,036)	—
Realized gains (losses) on sales and settlements	13	—	(15,594)	—
Net unrealized gains (losses) included in income	(3,452)	74,618	(104,631)	(1,343,807)
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(21,484)	—	(170,810)	—
Ending balance Level 3	$1,092,205	$11,770,126	$1,147,481	$11,154,600

Fair Value Level 3 Rollforward - Liabilities
	For the Six Months Ended	For the Year Ended
	June 30, 2023	December 31, 2022
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,100,742	$7,726,043
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	774,514
Issuance of debt	2,046,620	1,122,982
Principal payments	(592,796)	(1,844,397)
Sales and Settlements	(544,693)	—
Net (accretion) amortization	9,360	5,021
(Gains) losses included in net income
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	(6,348)	—
Net unrealized (gains) losses included in income	28,391	(683,421)
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$8,041,276	$7,100,742

There were no transfers in or out from Level 3 during the quarter ended June 30, 2023 and the year ended December 31, 2022, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2023 and December 31, 2022 follows. The weighted average discount rates are based on fair value.

	June 30, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-25%	6.6%	1%-18%	7.1%	0%-9%	1.4%	26%-90%	32.8%
Subordinated	6%-10%	7.6%	5%-10%	7.3%	0%-6%	0.4%	10%-50%	35.0%
Interest-only	0%-85%	10.1%	5%-25%	7.9%	0%-6%	0.9%	0%-83%	31.9%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -25%	6.5%	1% -20%	7.7%	0% -10%	1.5%	26% -80%	31.8%
Subordinated	0% -12%	7.6%	4% -16%	9.6%	0% -7%	0.8%	10% -82%	39.8%
Interest-only	0% -85%	10.2%	6% -30%	9.5%	0% -6%	1.0%	0% -86%	27.5%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of June 30, 2023 and December 31, 2022 follows:

	June 30, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.5%	6%-15%	9.2%	0%-6%	0.9%	20%-55%	42.0%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5% -10%	6.4%	6% - 15%	10.4%	0% - 7%	1.2%	30% - 60%	45.8%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of June 30, 2023 and December 31, 2022, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of June 30, 2023 and December 31, 2022 follows:

	June 30, 2023	December 31, 2022
Factor:
Coupon
Base Rate	6.3%	6.3%
Actual	5.9%	5.8%

FICO
Base Rate	640	640
Actual	664	656

Loan-to-value (LTV)
Base Rate	86%	87%
Actual	79%	82%

Loan Characteristics:
Occupancy
Owner Occupied	87%	89%
Investor	9%	5%
Secondary	5%	6%
Property Type
Single family	79%	80%
Manufactured housing	3%	3%
Multi-family/mixed use/other	18%	17%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

	June 30, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$25,221	$25,221
Secured financing agreements	2	2,332,705	2,404,473
Securitized debt, collateralized by Non-Agency RMBS	3	77,195	52,264

(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$25,538	$25,538
Secured financing agreements	2	3,060,592	3,080,982
Securitized debt, collateralized by Non-Agency RMBS	3	78,542	54,590
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

At June 30, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). At December 31, 2022, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to either the one-month LIBOR rates, the three-month LIBOR rates, or the SOFR. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At June 30, 2023 and December 31, 2022, the Company has $1.2 billion and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At June 30, 2023 and December 31, 2022, the Company has $316 million and $365 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At June 30, 2023 and December 31, 2022, we pledged $15 million and $33 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At June 30, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.1% and Non-Agency RMBS and Loans held for investment was 25.1%. At December 31, 2022, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $2.1 billion unused uncommitted warehouse credit facilities as of June 30, 2023.

At June 30, 2023, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 12% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 454 days. The amount at risk with Nomura was $304 million. At December 31, 2022, the Company had amounts at risk with Nomura of 12% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura was $308 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of June 30, 2023 and December 31, 2022 were:

	June 30, 2023	December 31, 2022
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$—	$3,946
Agency CMBS (in thousands)	100,899	355,934
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,606,735	3,083,551
Total:	$2,707,634	$3,443,431

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$—	$6,662
Agency CMBS (in thousands)	103,135	382,547
Non-Agency RMBS and Loans held for investment (in thousands)	3,795,496	4,310,513
Total:	$3,898,631	$4,699,722

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$2,881	$11,714
Agency CMBS (in thousands)	190,448	376,551
Non-Agency RMBS and Loans held for investment (in thousands)	2,858,122	2,819,871
Total:	$3,051,451	$3,208,136

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	—%	4.70%
Agency CMBS	5.23%	4.49%
Non-Agency RMBS and Loans held for investment	7.34%	6.86%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	—	17 Days
Agency CMBS	26 Days	25 Days
Non-Agency RMBS and Loans held for investment	479 Days	474 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	—	60 Days
Agency CMBS	121 Days	42 Days
Non-Agency RMBS and Loans held for investment	585 Days	499 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $2 million and $1 million of deferred financing cost as of June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	June 30, 2023			December 31, 2022
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$336,274	6.44%	5.22% - 7.93%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	330,198	6.53%	6.01% - 7.57%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	194,857	6.42%	6.11% - 7.72%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	55,989	7.05%	6.36% - 7.37%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	182,352	6.81%	6.38% - 7.43%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	389,290	6.92%	6.41% - 7.41%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	843,745	9.27%	7.00% - 13.98%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	374,929	5.14%	5.10% - 6.80%	382,839	5.14%	5.10% - 6.07%
Total	$2,707,634	7.26%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $2 million and $1 million of deferred financing cost as of June 30, 2023 and December 31, 2022, respectively.

Secured Financing Agreements at fair value

The Company entered into a secured financing agreement during fourth quarter of 2022 for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflect the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2023 and December 31, 2022 was $375 million and $383 million, respectively. The fair value of collateral pledged was $414 million and $418 million as of June 30, 2023 and December 31, 2022, respectively. The Company carries this secured financing instrument at fair value of $354 million and $374 million as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.14%. At June 30, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At June 30, 2023, the maturity on the secured financing agreements at fair value was five years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million, respectively. At June 30, 2023 and December 31, 2022, the debt carried a weighted average coupon of 6.7%. As of June 30, 2023, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and six months ended June 30, 2023 and 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$410	$640
One to Three Years	409	523
Three to Five Years	2	71
Greater Than Five Years	80	92
Total	$901	$1,326

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.8 billion and $7.9 billion, respectively. At June 30, 2023 and December 31, 2022, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.3% and 2.8%, respectively. As of June 30, 2023, the maturities of the debt range between the years 2029 and 2067.

During the quarter ended June 30, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $212 million for $208 million. This transaction resulted in net gain on extinguishment of debt of $4 million. During the six months ended June 30, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter and six months ended June 30, 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at June 30, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$1,625,450	$1,636,544
One to Three Years	2,608,877	2,535,642
Three to Five Years	1,913,618	1,733,022
Greater Than Five Years	2,690,324	1,949,240
Total	$8,838,269	$7,854,448

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of June 30, 2023, excluding any debt issued by the Company where the Company only has a clean-up call.

June 30, 2023
(dollars in thousands)
Year	Principal
Currently callable	$1,667,153
2023	521,399
2024	1,279,521
2025	2,646,612
2026	628,808
2027	796,160
2028	642,482
Total	$8,182,135

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter and six months ended June 30, 2023, the Company consolidated approximately $1.4 billion and $2.6 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans. During the quarter and six months ended June 30, 2022, the Company consolidated approximately $728 million and $2.2 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$262,440	$276,030
Loans held for investment, at fair value	10,780,926	9,855,390
Accrued interest receivable	56,713	47,553
Other assets	16,408	20,293
Total Assets:	$11,116,487	$10,199,266

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$77,195	$78,542
Securitized debt at fair value, collateralized by Loans held for investment	7,652,488	6,673,917
Accrued interest payable	24,263	17,427
Other liabilities	2,210	2,239
Total Liabilities:	$7,756,156	$6,772,125
(1) June 30, 2023 and December 31, 2022 balances includes allowance for credit losses of $4 million and $2 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$149,674	$140,209
Interest expense, Non-recourse liabilities of VIEs	72,624	50,193
Net interest income	$77,051	$90,016

(Increase) decrease in provision for credit losses	$(531)	$(3,120)

Servicing fees	$7,336	$6,692

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$289,576	$271,275
Interest expense, Non-recourse liabilities of VIEs	132,776	92,684
Net interest income	$156,800	$178,591

(Increase) decrease in provision for credit losses	$(1,959)	$(3,143)

Servicing fees	$14,204	$13,555

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

The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2023, ranged from less than $1 million to $21 million, with an aggregate amount of $830 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2022, ranged from less than $1 million to $23 million, with an aggregate amount of $871 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $787 million and $813 million at June 30, 2023 and December 31, 2022, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swap at June 30, 2023 was 3.26% and the weighted average receive rate was 5.06%. At June 30, 2023, the weighted average maturity on the Company’s interest rate swaps was one year.
The weighted average pay rate on the Company’s interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on the Company’s interest rate swaps was 4 years.

The Company had no swap terminations during the quarter ended June 30, 2023. The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the six months ended June 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

The Company entered into one swaption contract for one-year forward starting swap with a notional of $500 million with 3.76% strike rate during the quarter ended June 30, 2023. During the six months ended June 30, 2023, the Company entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with 3.56% strike rate. The underlying swap terms will allow the Company to pay a fix rate of 3.56% and receive floating overnight SOFR rate.

Additionally, during the six months ended June 30, 2023, the Company terminated its existing $1.0 billion notional swaption contract for a one-year forward starting swap. The Company also entered into and terminated three new swaptions contracts with $2.3 billion notional during the six months ended June 30, 2023. The Company had net realized gains of $11 million on these swaption terminations.

During the quarter ended June 30, 2023, the Company covered its 2,000 short 5-year and 1,250 short 2-year U.S. Treasury futures contracts with a notional of $200 million and $250 million, respectively, for a realized loss of $7 million. During the six months ended June 30, 2023, the Company entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which it subsequently covered and had no outstanding U.S. Treasury futures contract at June 30, 2023. The Company had a net realized loss of $6 million on covering these short U.S. Treasury futures contract.

The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the six months ended June 30, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contacts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 14 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2023 and December 31, 2022.

		June 30, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value	$6,107	Derivatives, at fair value	$—
Swaptions	1,500,000	Derivatives, at fair value	221	Derivatives, at fair value	$—
U.S. Treasury futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,500,000		$6,328		$—

		December 31, 2022
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,485,000	Derivatives, at fair value, net	$3,716	Derivatives, at fair value, net	$—
Swaptions	1,000,000	Derivatives, at fair value, net	380	Derivatives, at fair value, net	$—
Total	$2,485,000		$4,096		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended June 30, 2023 and 2022, respectively is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2023	June 30, 2022
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$3,023	$—
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	—	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	4,159	—
Treasury futures	Net unrealized gains (losses) on derivatives	6,851	—
Treasury futures	Net realized gains (losses) on derivatives	(6,822)	—
Swaptions	Net unrealized gains (losses) on derivatives	8,120	(1,618)
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$15,331	$(1,618)

		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2023	June 30, 2022
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$10,931	$—
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(45,226)	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	6,977	—
Treasury futures	Net unrealized gains (losses) on derivatives	—	—
Treasury futures	Net realized gains (losses) on derivatives	(6,344)	—
Swaptions	Net unrealized gains (losses) on derivatives	(1,488)	(1,618)
Swaptions	Net realized gains (losses) on derivatives	10,613	—
Total		$(24,537)	$1,618

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

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2023, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

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

Common Stock

In June 2023, the Company's Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company repurchased 5.8 million shares of its common stock at an average price of $5.66 for a total of $33 million during the quarter and six months ended June 30, 2023. The Company repurchased approximately 5.4 million shares of its common stock at an average price of $9.10 for a total of $49 million during the quarter and six months ended June 30, 2022.
The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of June 30, 2023.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarter and six months ended June 30, 2023, and year ended December 31, 2022.

During the quarter and six months ended June 30, 2023, the Company declared dividends to common shareholders of $42 million and $96 million or $0.18 and $0.41 per share, respectively. During the quarter and six months ended June 30, 2022, the Company declared dividends to common shareholders of $78 million and $156 million, or $0.33 and $0.66 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters and six months ended June 30, 2023 and 2022 are computed as follows:

	For the Quarters Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$17,586	$(179,765)
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$17,586	$(179,765)

Denominator:
Weighted average basic shares	231,628,141	235,310,440
Effect of dilutive securities	2,239,360	—
Weighted average dilutive shares	233,867,501	235,310,440

Net income (loss) per average share attributable to common stockholders - Basic	$0.08	$(0.76)
Net income (loss) per average share attributable to common stockholders - Diluted	$0.08	$(0.76)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$56,515	$(460,966)
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$56,515	$(460,966)

Denominator:
Weighted average basic shares	231,810,368	236,156,868
Effect of dilutive securities	2,880,391	—
Weighted average dilutive shares	234,690,759	236,156,868

Net income (loss) per average share attributable to common stockholders - Basic	$0.24	$(1.95)
Net income (loss) per average share attributable to common stockholders - Diluted	$0.24	$(1.95)

For the quarter and six months ended June 30, 2022 potentially dilutive shares of 2.3 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter and six months ended June 30, 2022 were comprised of restricted stock units and performance stock units.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2023 and 2022:

	June 30, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(19,984)	(19,984)
Amounts reclassified from AOCI	1,313	1,313
Net current period OCI	(18,671)	(18,671)
Balance as of June 30, 2023	$210,674	$210,674

	June 30, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(99,324)	(99,324)
Amounts reclassified from AOCI	—	—
Net current period OCI	(99,324)	(99,324)
Balance as of June 30, 2022	$305,730	$305,730

The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold for the quarter ended June 30, 2023. There were no amounts reclassified from AOCI during the quarter ended June 30, 2022.

12. Equity Compensation, Employment Agreements and other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 20,000,000 shares of our common stock for the grant of awards under the Plan. The Plan will replace our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that, expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of June 30, 2023, approximately 20 million shares were available for future grant under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At June 30, 2023 and December 31, 2022, there are approximately 1 million shares for which payments have been deferred until separation or a date elected by the participant, respectively. At June 30, 2023 and December 31, 2022, there are approximately 1 million dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the quarters and six months ended June 30, 2023 and 2022, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 168 thousand and 817 thousand RSU awards during the quarter and six months ended June 30, 2023 with a grant date fair value of $1 million and $5 million for the 2023 performance year. The Company granted 93 thousand and 221 thousand RSU awards during the quarter and six months ended June 30, 2022 with a grant date fair value of $1 million and $3 million, respectively for the 2022 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the six months ended June 30, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. The Company did not grant any PSUs during the quarters ended June 30, 2023 and 2022. During the six months ended June 30, 2023, the Company granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the six months ended June 30, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

The Company recognized stock based compensation expense of $1 million and $5 million for the quarters and six months ended June 30, 2023. The Company recognized stock based compensation expenses of $602 thousand and $4 million for the quarters and six months ended June 30, 2022.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters and six months ended June 30, 2023 was $123 thousand and $256 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarters and six months ended June 30, 2022 was $179 thousand and $327 thousand, respectively.

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

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations generally recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state, and local tax filing fees and its TRSs are subject to U.S. federal, state, and local taxes. The Company recorded current income tax expense of $25 thousand and $26 thousand for the quarter and six months ended June 30, 2023. The Company recorded current income tax expense of $94 thousand and $24 thousand for the quarter and six months ended June 30, 2022, respectively.

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

By using derivative instruments and secured financing agreements, the Company is exposed to counterparty credit risk if counterparties to the contracts do not perform as expected. If a counterparty fails to perform on a derivative instrument, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheet to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty. The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged). If the counterparty fails to perform on a secured financing agreement, the Company is exposed to a loss to the extent that the fair value of collateral pledged exceeds the liability to the counterparty. The Company attempts to minimize counterparty credit risk by evaluating and monitoring the counterparty’s credit, executing master netting arrangements and obtaining collateral, and executing contracts and agreements with multiple counterparties to reduce exposure to a single counterparty.

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,686,522)	$—	$(2,686,522)	$3,898,631	$15,304	$1,227,413
Interest Rate Swaps - Gross Assets	17,890	(11,783)	6,107	—	—	6,107
Swaptions - Gross Assets	16,781	(16,560)	221	—	—	221
Total	$(2,651,851)	$(28,343)	$(2,680,194)	$3,898,631	$15,304	$1,233,741
(1) Included in other assets

	December 31, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,434,765)	$—	$(3,434,765)	$4,699,722	$33,415	$1,298,373
Interest Rate Swaps - Gross Assets	3,716	—	3,716	—	13,179	16,895
Interest Rate Swaps - Gross Liabilities	(14,074)	14,074	—	—	27,678	27,678
Swaptions - Gross Assets	15,077	(14,697)	380	—	—	380
Total	$(3,430,046)	$(623)	$(3,430,669)	$4,699,722	$74,271	$1,343,326
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

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At June 30, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS. At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS.

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

Business Update

The second quarter began with markets still concerned about the health of the regional banks crisis following the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, as well as contagion risk to the other parts of the economy. Those concerns became muted, as the Regional Banks remained stable through the rest of the quarter. The second quarter also began with some concern around US debt ceiling and a potential Government default. However, Congress approved legislation that suspended the debt ceiling until 2025 in early June, in exchange for capping discretionary spending that is expected to have little effect on economic growth. With the stabilization of the regional banking concerns, the resolution of the debt ceiling and economic data remaining resilient, the Federal Reserve raised interest rates by 25 basis points in May. However, the Fed did not hike rates in June, adopting what many economists have termed a “hawkish pause”. The “dot plot” of rate predictions indicated two additional rate increases in 2023. Overall, the quarter saw higher interest rates, increased volatility, tighter credit spreads and costs of financing that remained high.

During the second quarter of 2023, we sponsored $1.4 billion securitizations.

In April, we sponsored CIM 2023-I1, a rated securitization of Non-Agency investor residential mortgage loans, having a principal balance of $236 million. Securities issued by CIM 2023-I1, with an aggregate balance of approximately $206 million, were sold in a private placement to institutional investors. These securities represented approximately 87% of the capital structure and Chimera retained subordinate interests in securities with an aggregate balance of approximately $31 million and certain interest-only securities. Our average cost of debt of this securitization is 6.6%. We retained an option to call the securitized mortgage loans at any time beginning in April 2026.

Also, in April, we exercised our call rights and terminated two existing securitization trusts: CIM 2017-7 and CMLTI 2019-E. In addition to the collateral received by calling these two securitizations, we added an additional $104 million in collateral and issued CIM 2023-R3 and CIM 2023-NR2 (commonly referred to as “re-securitization”). Though the interest rate was higher on the newly issued 2023 trusts, the interest rate on the senior debt on the deals called were due to step up to a higher rate. Further, the balance on the warehouse facility related to our seasoned re-performing loans balance was reduced to zero after this re-securitization transaction. We successfully converted $86 million of recourse financing into long-term, non-mark-to-market securitized debt while re-capturing approximately $43 million cash from the terminated trusts. We estimate the re-securitization activity increased our cost of senior debt financing by approximately 128 basis points compared to the terminated trusts. We were able to negotiate a two-year call on CIM 2023-R3 and a one-year call on CIM 2023-NR2. We are in position to refinance these structures if rates are lower.

In May, we sponsored CIM 2023-R4, a rated securitization of seasoned re-performing residential mortgage loans, having a principal balance of $394 million. Securities issued by CIM 2023-R4, with an aggregate balance of approximately $297 million, were sold in a private placement to institutional investors. These senior securities represented approximately 75% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $97 million and certain interest-only securities. Our average cost of debt of this securitization is 5.4%. We retained an option to call the securitized mortgage loans at any time beginning in April 2028.

In June, we sponsored CIM 2023-I2, a rated securitization of Non-Agency Investor residential mortgage loans, having a principal balance of $239 million. Securities issued by CIM 2023-I2, with an aggregate balance of approximately $203,million were sold in a private placement to institutional investors. These securities represented approximately 85% of the capital structure and Chimera retained subordinate interests in securities with an aggregate balance of approximately $36 million and certain interest-only securities. Our average cost of debt of this securitization is 7.0%. We retained an option to call the securitized mortgage loans at any time beginning in July 2026.

Financing costs continued to increase and remained high during the quarter. With two additional possible hikes predicted for the rest of 2023 and market sentiment of higher rates for longer – managing our floating rate liabilities and related financing costs continues to be a top focus. During the quarter we added an additional $500 million of one-year option on one-year pay-fixed interest rate swap (“1 X 1 swaption”) with a fixed rate of 3.76%. As of the end of the quarter-end, the company maintained open positions in $1 billion 3.26% pay-fixed interest rate swap maturing May 2024 and $1.5 billion 1-year option on 1-year pay-fixed interest rate swap (1 X 1) with a blended fixed rate of 3.56%.

For the second quarter, our secured financing agreement borrowings decreased by over $500 million. We continue to seek to optimize our liabilities through securitization enabling us to have long-term non-mark-to-market financing on our residential mortgage loans. Additionally, we reduced our warehouse financing exposure backed by residential re-performing loans to zero. Our secured financing agreement financing costs increased by approximately 30 basis-points during the quarter, consistent with increases in the federal funds rates over the period.

Market Conditions and our Strategy

During the second quarter of 2023, we continued to see substantial volatility in multiple areas, albeit less than the preceding quarters. The quarter began at the tail end of the banking crisis which saw several banks put into FDIC receivership, primarily due to excess reliance on non-sticky deposits and higher interest rates. Such events raised substantial concern with smaller and regional bank balance sheets, with the expectation of greater regulation over this sector of banks could result in a tightening of lending and credit availability. The effect of such events led to a rapid rally in interest rates, as the number and pace of rate increases expected to slow, with some expectations of rate cuts later in 2023 or early 2024. However, as the banking crisis seems to have subsided, certain sectors, such as technology, continued their rally, with the NASDAQ posting double digit gains over the quarter. Additionally, economic data later in the quarter continued to show inflation running hot, and the labor market continued to show tightness, leading to a retracement in yields to the pre-March highs. Despite higher mortgage rates, home prices showed stability due to surplus demand and an historically low inventory of homes for sale.

Spreads on all credit products generally tightened throughout the quarter. Securitized products spreads ended the quarter marginally tighter, despite heavy supply of agency mortgages from FDIC auctions of failed banks. In the mortgage market, most sectors ended up tighter than where they started the quarter, although jumbo and investor deals were few and far between. The outlook going forward points to continued uncertainty over the path of rates and additional effects on the economy, but greater hopes for a soft landing than previous recent quarters.

Overall, higher interest rates at the end of the quarter were mostly offset by credit spread tightening. This caused a slight decline in our book value per common share to $7.29 as of June 30, 2023 as compared to $7.41 as of March 31, 2023.

Our financing costs increased over the second quarter, and we continue to manage our portfolio consistent with our belief that short-term interest rates will be higher for longer. We continue to seek opportunities to finance our retained notes from securitizations with long-term non-mark-to-market facilities. To further manage interest rate risk, we are using financial derivatives such as futures, interest rate swaps and swaptions to hedge against securitization executions and net interest margin compression, and to protect our book value.

Cash management is critical to our business, and we monitor our ongoing needs for margin, secured financing agreement maturities and operating needs daily. Over time, we expect to continue to acquire and securitize mortgage loans as well as further implement our call optimization strategy on securitizations. With available funds, we plan to evaluate the merits of any new investments and compare them to the merits of repurchasing outstanding common and preferred stock, or reducing higher cost liabilities as they mature.

In June, our Board of Directors announced an increase in common stock buyback authorization by $73 million to $250 million. After this announcement, we repurchased 5.8 million of common stock at an average price of $5.66 through June 30, 2023.

In June, our Board of Directors announced the declaration of a second quarter 2023 cash dividend of $0.18 per share of common stock reflecting a $0.05 per share reduction from $0.23 per share of common stock for the prior quarter. We believe that this dividend reduction brings the current level of our dividend to be more in line with expected earnings performance over the medium term.

In summary, we declared $0.18 dividend per share of common stock in the second quarter. Book value at the end of second quarter of 2023 was $7.29, per common share, down from $7.41 at the end of first quarter of 2023 and $7.49 as of December 31, 2022. Our Economic Return (as measured by the net change in book value per common share plus common stock dividend) was 0.8% for the second quarter of 2023 and 2.8% for the first half of 2023.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended June 30, 2023 and March 31 2023, and the six months ended June 30, 2023 and June 30, 2022.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Six Months Ended
	June 30, 2023	March 31, 2023	QoQ Change	June 30, 2023	June 30, 2022	YoY Change
Net interest income:
Interest income (1)	$196,859	$189,250	$7,609	$386,109	$397,532	$(11,423)
Interest expense (2)	131,181	119,615	11,566	250,796	142,939	107,857
Net interest income	65,678	69,635	(3,957)	135,313	254,593	(119,280)

Increase (decrease) in provision for credit losses	2,762	3,062	(300)	5,824	4,737	1,087

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	17,994	(8,551)	26,545	9,443	(1,618)	11,061
Realized gains (losses) on derivatives	(6,822)	(34,134)	(6,823)	(40,957)	—	(40,957)
Periodic interest cost of swaps, net	4,159	2,819	1,340	6,977	—	6,977
Net gains (losses) on derivatives	15,331	(39,866)	55,197	(24,537)	(1,618)	(22,919)
Net unrealized gains (losses) on financial instruments at fair value	6,954	64,592	(57,638)	71,546	(609,412)	680,958
Net realized gains (losses) on sales of investments	(21,758)	(5,264)	(16,494)	(27,022)	—	(27,022)
Gains (losses) on extinguishment of debt	4,039	2,309	1,730	6,348	(2,897)	9,245
Other investment gains (losses)	(421)	117	(538)	(303)	980	(1,283)
Total other gains (losses)	4,145	21,888	(17,743)	26,032	(612,947)	638,979

Other expenses:
Compensation and benefits	7,677	10,491	(2,814)	18,168	20,211	(2,043)
General and administrative expenses	6,471	5,778	693	12,247	11,657	590
Servicing and asset manager fees	8,408	8,417	(9)	16,825	18,607	(1,782)
Transaction expenses	8,456	6,409	2,047	14,865	10,531	4,334
Total other expenses	31,012	31,095	(83)	62,105	61,006	1,099
Income (loss) before income taxes	36,049	57,366	(21,317)	93,416	(424,097)	517,513
Income taxes	25	—	25	26	24	2
Net income (loss)	$36,024	$57,366	$(21,342)	$93,390	$(424,121)	$517,511

Dividends on preferred stock	18,438	18,438	—	36,875	36,845	30

Net income (loss) available to common shareholders	$17,586	$38,928	$(21,342)	$56,515	$(460,966)	$517,481

Net income (loss) per share available to common shareholders:
Basic	$0.08	$0.17	$(0.09)	$0.24	$(1.95)	$2.19
Diluted	$0.08	$0.17	$(0.09)	$0.24	$(1.95)	$2.19

Weighted average number of common shares outstanding:
Basic	231,628,141	231,994,620	(366,479)	231,810,368	236,156,868	(4,346,500)
Diluted	233,867,501	235,201,614	(366,479)	234,690,759	236,156,868	(1,466,109)

Dividends declared per share of common stock	$0.18	$0.23	$(0.05)	$0.41	$0.66	$(0.25)

(1) Includes interest income of consolidated VIEs of $149,674 and $140,209 for the quarters ended June 30, 2023 and 2022, respectively, and $289,576 and $271,275 for the six months ended June 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $72,624 and $50,193 for the quarters ended June 30, 2023 and 2022, respectively, and $132,776 and $92,684 for the six months ended June 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements.

Results of Operations for the quarters ended June 30, 2023, and March 31, 2023, and for the six months ended June 30, 2023 and June 30, 2022.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended June 30, 2023 compared to the Quarter ended March 31, 2023

For the quarter ended June 30, 2023, our net income available to common shareholders was $18 million, or $0.08 per average basic common share, compared to a net income of $39 million, or $0.17 per average basic common share, for the quarter ended March 31, 2023. During the quarter ended June 30, 2023, we had net interest income of $66 million and unrealized gains on financial instruments at fair value of $7 million, partially offset by net losses on derivatives of $15 million, realized losses on sales of investments of $22 million and other expenses of $31 million.

The continued market volatility and rising interest rates during the second quarter of 2023 resulted in less unrealized gains on financial instruments at fair value, offset by gains on derivatives and increased interest expense, resulting in a decline in our net income available to common shareholders as compared to the quarter ended March 31, 2023. During the quarter ended June 30, 2023, our unrealized gains on financial instruments at fair value decreased by $58 million, net losses on derivatives increased by $55 million and interest expense increased by $12 million as compared to the quarter ended March 31, 2023.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

For the six months ended June 30, 2023, our net income available to common shareholders was $57 million, or $0.24 per average basic common share, compared to a net loss of $461 million, or a loss of $1.95 per average basic common share, for the six months ended June 30, 2022. During the six months ended June 30, 2023, we had net interest income of 135 million and unrealized gains on financial instruments at fair value of $72 million offset in part by operating expenses and preferred stock dividends of $62 million and $37 million. During the six months ended June 30, 2022 we had $255 million of net interest income, offset by $613 million in other investment losses, primarily $609 million of investment market-to-market losses. 2022 demonstrated a significant amount of market volatility, resulting in a loss on market value of $609 million. 2023, while still experiencing significant market volatility, was considerably more stable and market prices relatively unchanged.

Interest Income

Quarter ended June 30, 2023 compared to the Quarter ended March 31, 2023

Interest income increased slightly by $8 million, or 4%, to $197 million for the quarter ended June 30, 2023 as compared to $189 million for the quarter ended March 31, 2023. The yields on our average interest earning assets remained relatively unchanged at 5.6% while our average interest earning assets increased by $95 million to $13.7 billion during the quarter ended June 30, 2023, as compared to $13.7 billion for the quarter ended March 31, 2023 driving the slight increase in the interest income as we continued to buy mortgage loan assets during the first and second quarters of 2023.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest income decreased by $12 million, or 3%, to $386 million for the six months ended June 30, 2023 as compared to $398 million for the six months ended June 30, 2022. This decrease in our interest income during the six months ended June 30, 2023 was primarily driven by a decline in our average interest earning assets, lower prepayment penalties on our Agency CMBS investments and lower yields on our Non-Agency RMBS and Agency CMBS investments as compared to the six months ended June 30, 2022. We reduced our average interest earning asset balances by $98 million to $13.6 billion as compared to $13.7 billion from the same period of 2022. Our Agency CMBS interest income decreased by $24 million, primarily due to lower prepayment penalties and lower asset balances, and Non-Agency RMBS portfolio interest income decreased by $25 million due to lower asset balances and lower yields during the six months ended June 30, 2023 as compared to the same period of 2022. These decreases were partially offset by an increase in interest income of $32 million on our Loans held for investment due to higher asset balances and higher yields during the six months ended June 30, 2023 as compared to the same period of 2022.

Interest Expense

Quarter ended June 30, 2023 compared to the Quarter ended March 31, 2023

Interest expense increased by $12 million, or 10%, to $131 million for the quarter ended June 30, 2023 as compared to $120 million for the quarter ended March 31, 2023. This increase in our interest expense during the quarter ended June 30, 2023 was primarily driven by the higher borrowing rates on our securitized debt due to the increase in the Federal Funds Rate and higher interest-bearing liabilities balance. We increased our average interest-bearing liabilities balances by $258 million to $11.5 billion as compared to $11.3 billion for the quarter ended March 31, 2023. The interest expense on securitized debt increased by $12 million for the quarter ended June 30, 2023 due to an increase in average debt balance of $535 million driven by new securitizations and higher borrowing rates compared to the quarter ended March 31, 2023. This increase in interest expense was partially offset by a decrease of $2 million interest expense on our secured financing agreements driven by a decrease in total secured financing agreements liability balance of $277 million. During this quarter we continued to rely more on long-term stable securitized debt financing while reducing higher rate and volatile short-term secured financing agreements.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Interest expense increased by $108 million, or 75%, to $251 million for the six months ended June 30, 2023 as compared to $143 million for the six months ended June 30, 2022. This increase in our interest expense during the six months ended June 30, 2023, as compared to the same period of 2022, was primarily driven by the increases in borrowing rates on our secured financing agreements and securitized debt, due to increases in the Federal Funds Rate. During the six months ended June 30, 2023, our interest expense on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency MBS increased by $37 million, $22 million and $4 million, respectively, due to the higher Federal Funds Rate. The interest expense on our securitized debt increased by $39 million during the six months ended June 30, 2023, as the average borrowing rates on our securitizations increased by 80 basis points as compared to the six months ended June 30, 2022.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2023	$196,859	$131,181	$(4,159)	$127,022	$65,678	$4,159	$(2,884)	$66,953
For the Quarter Ended March 31, 2023	$189,250	$119,615	$(2,819)	$116,796	$69,635	$2,819	$(3,035)	$69,419
For the Quarter Ended December 31, 2022	$187,286	$106,891	$1,629	$108,520	$80,395	$(1,629)	$(1,867)	$76,899
For the Quarter Ended September 30, 2022	$188,303	$83,464	$122	$83,586	$104,839	$(122)	$(540)	$104,177
For the Quarter Ended June 30, 2022	$195,357	$78,467	$—	$78,467	$116,890	$—	$(81)	$116,809
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2023			March 31, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,798	$305	6.5%	$18,692	$322	6.9%
Agency CMBS	165,270	1,728	4.2%	307,846	2,957	3.8%
Non-Agency RMBS	976,994	29,543	12.1%	990,721	30,098	12.2%
Loans held for investment	12,585,384	162,399	5.2%	12,334,025	152,838	5.0%
Total	$13,746,444	$193,975	5.6%	$13,651,284	$186,215	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$1,994	$27	5.4%	$4,095	$52	5.1%
Agency CMBS	133,306	1,651	5.0%	252,102	2,956	4.7%
Non-Agency RMBS	772,486	17,438	9.0%	762,989	16,063	8.4%
Loans held for investment	2,024,638	32,652	6.5%	2,189,967	34,839	6.4%
Securitized debt	8,584,803	75,254	3.5%	8,049,843	62,886	3.1%
Total	$11,517,226	$127,022	4.4%	$11,258,996	$116,796	4.1%

Economic net interest income/net interest rate spread		$66,953	1.2%		$69,418	1.4%

Net interest-earning assets/net interest margin	$2,229,219		1.9%	$2,392,288		2.0%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,754	$627	6.7%	$119,817	$565	0.9%
Agency CMBS	232,767	4,685	4.0%	518,559	28,809	11.1%
Non-Agency RMBS	983,826	59,641	12.1%	1,216,330	85,037	14.0%
Loans held for investment	12,412,561	315,238	5.1%	11,890,868	283,022	4.8%
Total	$13,647,907	$380,191	5.6%	$13,745,574	$397,433	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$2,881	$79	5.5%	$17,402	$67	0.8%
Agency CMBS	190,448	4,607	4.8%	393,014	1,040	0.5%
Non-Agency RMBS	763,822	33,501	8.8%	828,040	11,668	2.8%
Loans held for investment	2,094,300	67,491	6.4%	2,041,086	30,916	3.0%
Securitized debt	8,327,358	138,141	3.3%	8,057,619	99,248	2.5%
Total	$11,378,809	$243,818	4.3%	$11,337,161	$142,939	2.5%

Economic net interest income/net interest rate spread		$136,373	1.3%		$254,494	3.3%

Net interest-earning assets/net interest margin	$2,269,099		2.0%	$2,408,413		3.7%

Ratio of interest-earning assets to interest bearing liabilities	1.20			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

Economic Net Interest Income and the Average Earning Assets

Quarter ended June 30, 2023 compared to the Quarter ended March 31, 2023

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased slightly by $2 million to $67 million for the quarter ended June 30, 2023 from $69 million for the quarter ended March 31, 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the quarter ended June 30, 2023, as compared to the quarter ended March 31, 2023. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 10 basis points for the quarter ended June 30, 2023, as compared to the quarter ended March 31, 2023. Our Average net interest-earning assets decreased by $163 million to $2.2 billion for the quarter ended June 30, 2023, compared to $2.4 billion for the quarter ended March 31, 2023. The decrease in our net interest rate spread for the quarter ended June 30, 2023 as compared to the quarter ended March 31, 2023 is primarily due to higher interest expense due to higher Federal Funds Rate.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $119 million to $136 million for the six months ended June 30, 2023 from $254 million for the six months ended June 30, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 200 basis points for the six months ended June 30, 2023, as compared to the same period of 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 170 basis points for the six months ended June 30, 2023, as compared to the same period of 2022. Our Average net interest-earning assets increased by $139 million to $2.2 billion for the six months ended June 30, 2023, compared to $2.4 billion for the same period of 2022. The decrease in our net interest rate spread for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 is primarily due to higher interest expense due to higher Federal Funds Rate, lower prepayment penalties received on our Agency CMBS portfolio.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using secured financing agreements is typically correlated to Secured overnight funding rate, or SOFR, and the term of the financing. The borrowing rate on the majority of our securitized debt is fixed and correlated to the term of the financing. The table below shows our average borrowed funds, Economic interest expense, average cost of funds (inclusive of periodic interest costs on swaps), average one-month SOFR, average three-month SOFR and average one-month SOFR relative to average three-month SOFR.

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2023	$11,517,226	$127,022	4.41%	5.04%	5.13%	(0.09)%
For the Quarter Ended March 31, 2023	$11,258,996	$116,796	4.15%	4.62%	4.79%	(0.35)%
For the Quarter Ended December 31, 2022	$11,180,313	$108,520	3.88%	3.89%	4.24%	(0.39)%
For the Quarter Ended September 30, 2022	$11,233,052	$83,586	2.98%	2.45%	2.84%	(0.39)%
For the Quarter Ended June 30, 2022	$11,704,063	$78,467	2.68%	0.93%	1.32%	(0.18)%

Average interest-bearing liabilities increased by $258 million for the quarter ended June 30, 2023, as compared to the quarter ended March 31, 2023. Economic interest expense increased by $10 million for the quarter ended June 30, 2023, as compared to the quarter ended March 31, 2023 due to an increase in our securitized debt borrowing rates driven by higher Federal Funds Rates.

Average interest-bearing liabilities increased by $42 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Economic interest expense increased by $101 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 due to the increases in our secured financing agreements and securitized debt borrowing rates driven by higher Federal Funds Rates.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarters ended June 30, 2023 and March 31, 2023 our provision for credit losses was $3 million and $3 million, respectively, and remained relatively unchanged. For the six month ended June 30, 2023, we recorded an increase in provision for credit losses of $6 million, as compared to an increase in provision of credit losses of $5 million for the six months ended June 30, 2022. The increase in provision for credit losses for the six months ended June 30, 2023 is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended June 30, 2023 and March 31, 2023, and, six months ended June 30, 2023 and June 30, 2022, respectively.

	For the Quarter Ended
	June 30, 2023	March 31, 2023
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$4,159	$2,819
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	—	(45,226)
Treasury futures	(6,822)	479
Swaptions	—	10,613
Total realized gains (losses) on derivative instruments, net	(6,822)	(34,134)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	3,023	7,909
Treasury futures	6,851	(6,851)
Swaptions	8,120	(9,609)
Total unrealized gains (losses) on derivative instruments, net:	17,994	(8,551)
Total gains (losses) on derivative instruments, net	$15,331	$(39,866)

	For the Six Months Ended
	June 30, 2023	June 30, 2022
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	6,977	—
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(45,226)	—
Treasury futures	(6,344)	—
Swaptions	10,613	—
Total realized gains (losses) on derivative instruments, net	(40,957)	—
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	$10,931	—
Treasury futures	—	—
Swaptions	(1,488)	(1,618)
Total unrealized gains (losses) on derivative instruments, net:	9,444	(1,618)
Total gains (losses) on derivative instruments, net	$(24,537)	$(1,618)

During the quarter ended June 30, 2023, and March 31, 2023, we recognized total net gain on derivatives of $15 million and net losses on derivatives of $40 million, respectively. During the six months ended June 30, 2023 and June 30, 2022, we recognized total net losses on derivatives of $25 million and net losses on derivatives of $2 million, respectively.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on the our interest rate swap at June 30, 2023 was 3.26% and the weighted average receive rate was 5.06%. At June 30, 2023, the weighted average maturity on our interest rate swaps was one year. The weighted average pay rate on our interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on our interest rate swaps was 4 years.

We had no swap terminations during the quarter ended June 30, 2023. We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the six months ended June 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

We entered into one swaption contract for a one-year forward starting swap with a notional of $500 million with 3.76% strike rate during the quarter ended June 30, 2023. During the six months ended June 30, 2023, we entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with 3.56% strike rate. The underlying swap terms will allow us to pay a fix rate of 3.56% and receive floating overnight SOFR rate.

Additionally, during the six months ended June 30, 2023, we terminated our existing $1.0 billion notional swaption contract for a one-year forward starting swap. We also entered and terminated three new swaptions contracts with $2.3 billion notional during the six months ended June 30, 2023. We had net realized gains of $11 million on these swaption terminations.

During the quarter ended June 30, 2023, we covered our 2,000 short 5-year and 1,250 short 2-year U.S. Treasury futures contracts with a notional of $200 million and $250 million, respectively, for a realized loss of $7 million. During the six months ended June 30, 2023, we entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which we subsequently covered and had no outstanding U.S. Treasury futures contracts at June 30, 2023. We had a net realized loss of $6 million on covering these short U.S. Treasury futures contract.

We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the six months ended June 30, 2023 for a realized loss of $187 thousand.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

As discussed earlier the interest rates increased at the end of second quarter of 2023 which was mostly offset by further tightening of credit spreads as compared to the first quarter of 2023. We recorded Net unrealized gains on financial instruments at fair value of $7 million for the quarter ended June 30, 2023, as compared to Net unrealized gains on financial instruments at fair value of $65 million for the quarter ended March 31, 2023.

The residential credit spreads significantly tightened across all MBS asset classes during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 resulting in significant market pricing gains on our residential credit and Agency portfolios. We recorded Net unrealized gains on financial instruments at fair value of $72 million for the six months ended June 30, 2023, as compared to Net unrealized losses on financial instruments at fair value of $609 million for the six months ended June 30, 2022.

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

During the quarters ended June 30, 2023, and March 31, 2023 we sold some of our Agency CMBS investments as a part of our portfolio optimization efforts and realized a loss of $22 million and $5 million, respectively. During the six months ended June 30, 2023 we recorded a realized loss of $27 million as we sold some our Agency CMBS investments. There were no investment sales during the six months ended June 30, 2022.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended June 30, 2023 and March 31, 2023, and six months ended June 30, 2023 and June 30, 2022.

During the six months ended June 30, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. We did not acquire any securitized debt collateralized by loans held for investment during the six months ended June 30, 2022.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2023	$22,604	0.65%	3.46%
For the Quarter Ended March 31, 2023	$22,678	0.66%	3.41%
For the Quarter Ended December 31, 2022	$28,599	0.85%	4.30%
For the Quarter Ended September 30, 2022	$17,177	0.50%	2.44%
For the Quarter Ended June 30, 2022	$21,530	0.59%	2.73%

The Compensation and benefit costs were approximately $8 million and $10 million for the quarters ended June 30, 2023, and March 31, 2023, respectively. The Compensation and benefit costs were approximately $18 million and $20 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The decrease in Compensation and benefit costs were primarily driven by lower performance based compensation costs.

The general and administrative expenses were approximately $6 million and $6 million for the quarters ended June 30, 2023, and March 31, 2023, respectively and remained unchanged. The general and administrative expenses were approximately $12 million and $12 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and remained unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $8 million and $6 million for the quarters ended June 30, 2023 and March 31, 2023 , respectively. The transactions expenses were approximately $15 million and $11 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in transaction expenses for the quarter and six months ended June 30, 2023 compared to respective prior periods was driven by higher call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained relatively unchanged at $8 million and $8 million for the quarters ended June 30, 2023, and March 31, 2023, respectively. The servicing fees and asset manager expenses were $17 million and $19 million for the six months ended June 30, 2023 and June 30, 2022, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Earnings available for distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, realized gains or losses on the sales of investments, gains or losses on the extinguishment of debt, changes in the provision for credit losses, other gains or losses on equity investments, and transaction expenses incurred. Transaction expenses are primarily comprised of costs only incurred at the time of execution of our securitizations and certain structured secured financing agreements and include costs such as underwriting fees, legal fees, bank fees and other similar transaction related expenses. These costs are all incurred prior to or at the execution of the transaction and do not recur. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. In addition, stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (generally 36 months) rather than reported as an immediate expense.

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

	For the Quarters Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$17,586	$38,928	$78,716	$(204,583)	$(179,765)
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(6,954)	(64,592)	(112,026)	239,513	239,246
Net realized (gains) losses on sales of investments	21,758	5,264	39,443	37,031	—
(Gains) losses on extinguishment of debt	(4,039)	(2,309)	—	—	2,897
Increase (decrease) in provision for credit losses	2,762	3,062	3,834	(1,534)	4,497
Net unrealized (gains) losses on derivatives	(17,994)	8,551	10,171	(10,307)	1,618
Realized gains (losses) on derivatives	6,822	34,134	561	—	—
Transaction expenses	8,456	6,409	3,274	2,341	6,727
Stock Compensation expense for retirement eligible awards	(388)	2,141	(309)	(310)	(309)
Other investment (gains) losses	421	(117)	2,383	462	(980)
Earnings available for distribution	$28,430	$31,471	$26,047	$62,613	$73,931

GAAP net income (loss) per diluted common share	$0.08	$0.17	$0.34	$(0.88)	$(0.76)
Earnings available for distribution per adjusted diluted common share	$0.12	$0.13	$0.11	$0.27	$0.31

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Weighted average diluted shares - GAAP	233,867,501	235,201,614	234,240,836	231,750,422	235,310,440
Potentially dilutive shares (1)	—	—	—	2,425,579	2,277,366
Adjusted weighted average diluted shares - Earnings available for distribution	233,867,501	235,201,614	234,240,836	234,176,001	237,587,806
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 30, 2022 and June 30, 2022.

Our Earnings available for distribution for the quarter ended June 30, 2023 was $28 million, or $0.12 per average diluted common share, and decreased by $3 million, or $0.01 per average diluted common share, as compared to $31 million, or $0.13 per average diluted common share, for the quarter ended December 31, 2022. The decrease in Earnings available for distribution during the quarter ended June 30, 2023 was primarily driven by an increase in interest expense due to higher Federal Funds rate which was partially offset by an increase in interest income on investments and swaps as compared to the quarter ended March 31, 2023.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2023	5.51%	10.24%	6.75%
For the Quarter Ended March 31, 2023	8.63%	10.45%	7.28%
For the Quarter Ended December 31, 2022	14.61%	11.56%	6.02%
For the Quarter Ended September 30, 2022	(26.47)%	14.81%	13.30%
For the Quarter Ended June 30, 2022	(20.45)%	14.81%	13.29%
Return on average equity decreased by 312 basis points for the quarter ended June 30, 2023, as compared to the quarter ended March 31, 2023. This decrease is driven primarily by lower unrealized asset pricing gains on our financial instruments, increase in realized losses on investment and increase in interest expense driven by higher Federal Funds Rates which were partially offset by an increase in net gains on derivatives. Economic net interest income as a percentage of average equity decreased by 21 basis points for the quarter ended June 30, 2023 as compared to the quarter ended March 31, 2023. Earnings available for distribution as a percentage of average common equity decreased by 53 basis points for the quarter ended June 30, 2023 as compared to the quarter ended March 31, 2023. This decrease in Earnings available for distribution as a percentage of average common equity for the quarter ended June 30, 2023 as compared to the quarter ended March 31, 2023, was primarily driven by higher interest expense due to the Federal Funds Rate increase.

Financial Condition

Portfolio Review

During the six months ended June 30, 2023, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the six months ended June 30, 2023, on an aggregate basis, we purchased $1.2 billion of investments, sold $283 million of investments, and received $754 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2023 and December 31, 2022.

	June 30, 2023	December 31, 2022
Interest earning assets at period-end (1)	$13,158,068	$12,937,661
Interest bearing liabilities at period-end	$10,804,993	$10,614,049
GAAP Leverage at period-end	4.2:1	4.0:1
GAAP Leverage at period-end (recourse)	1.0:1	1.3:1
(1) Excludes cash and cash equivalents.

	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.3%	7.5%	8.3%	8.9%
Senior	3.9%	4.0%	5.4%	5.9%
Subordinated	2.2%	2.3%	2.1%	2.2%
Interest-only	1.2%	1.2%	0.7%	0.8%
Agency RMBS	0.1%	0.1%	0.1%	0.1%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	1.0%	3.3%	0.9%	3.2%
Project loans	0.9%	2.3%	0.9%	2.2%
Interest-only	0.1%	1.0%	0.1%	1.0%
Loans held for investment	91.6%	89.1%	90.7%	87.8%
Fixed-rate percentage of portfolio	96.7%	96.5%	95.9%	95.6%
Adjustable-rate percentage of portfolio	3.4%	3.5%	4.1%	4.4%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at June 30, 2023 and December 31, 2022. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,109,831	$45.80	$64.66	5.5%	16.5%	5.8%	6.2%	2.5%	1.9%	38.5%	9.9%
Subordinated	$594,038	$50.00	$47.04	3.8%	6.6%	5.6%	8.5%	0.1%	0.3%	37.0%	6.6%
Interest-only	$2,983,593	$5.37	$3.19	0.5%	7.2%	5.3%	6.0%	1.0%	0.9%	40.2%	2.2%
Agency RMBS
Interest-only	$401,285	$4.72	$3.22	0.1%	6.8%	10.2%	11.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$123,579	$101.51	$92.42	4.1%	4.0%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$484,297	$1.77	$1.90	0.6%	7.9%	0.5%	10.9%	N/A	N/A	N/A	N/A
Loans held for investment	$12,570,243	$98.44	$95.06	5.7%	5.3%	6.6%	8.1%	0.7%	0.7%	30.3%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%	5.2%	10.8%	1.4%	1.8%	34.5%	2.1%
Subordinated	$611,206	$49.34	$46.94	3.1%	6.8%	8.0%	14.1%	0.4%	0.4%	34.9%	6.6%
Interest-only	$3,114,930	$5.23	$3.17	0.7%	5.3%	5.4%	11.8%	1.0%	0.8%	38.2%	1.6%
Agency RMBS
Interest-only	$409,940	$4.58	$3.70	0.9%	5.0%	12.9%	17.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$302,685	$101.85	$95.62	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,669,396	$5.23	$4.73	0.7%	3.4%	1.8%	3.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,060,631	$98.50	$94.36	5.3%	5.2%	8.1%	12.0%	0.6%	0.8%	33.1%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Balance, beginning of period	$157,253	$176,635	$207,812	$241,391	$258,494
Accretion of discount	(10,620)	(11,663)	(11,128)	(12,989)	(17,408)
Purchases	—	—	—	—	—
Sales	—	—	(17,935)	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	(1,311)	(7,719)	(2,114)	(20,590)	305
Balance, end of period	$145,322	$157,253	$176,635	$207,812	$241,391

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

As discussed earlier, overall, the second quarter saw higher interest rates, increased volatility, tighter credit spreads and costs of financing that remained high. If these uncertainties become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

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

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. We currently have $469 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

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

Current Period

We held cash and cash equivalents of approximately $201 million and $265 million at June 30, 2023 and December 31, 2022, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $64 million from December 31, 2022 to June 30, 2023.

Our operating activities provided net cash of approximately $137 million and $259 million for the six months ended June 30, 2023 and 2022, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $163 million and $308 million during the six months ended June 30, 2023 and 2022, respectively.

Our investing activities used cash of $193 million and provided cash of $169 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $754 million and from sale of our Agency MBS of $281 million. This cash received was offset in part by cash used on investment purchases of $1.2 billion, primarily consisting of Loans held for investment. During the six months ended June 30, 2022, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.6 billion. This cash received was offset in part by cash used on investment purchases of $1.5 billion, primarily consisting of Loans held for investment of $1.4 billion, Agency MBS of $56 million and Non-Agency RMBS of $23 million.

Our financing activities used cash of $8 million and $655 million for the six months ended June 30, 2023 and 2022, respectively. During the six months ended June 30, 2023, we received cash for securitized debt collateralized by loans issuance of $2.0 billion. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.1 billion, net payments on our secured financing agreements of $746 million, payment of common and preferred dividends of $145 million and payment for repurchase of our common stock of $26 million. During the six months ended June 30, 2022, we primarily used cash for repayment of principal on our securitized debt of $1.1 billion, payment of common and preferred dividends of $194 million, net payments on our secured financing agreements of $116 million and repurchase of our common stock of $44 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $755 million.

Our recourse leverage was 1.0:1 and 1.3:1 at June 30, 2023 and at December 31, 2022, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

At June 30, 2023 and December 31, 2022, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	June 30, 2023			December 31, 2022
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$336,274	6.44%	5.22% - 7.93%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	330,198	6.53%	6.01% - 7.57%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	194,857	6.42%	6.11% - 7.72%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	55,989	7.05%	6.36% - 7.37%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	182,352	6.81%	6.38% - 7.43%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	389,290	6.92%	6.41% - 7.41%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	843,745	9.27%	7.00% - 13.98%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	374,929	5.14%	5.10% - 6.80%	382,839	5.14%	5.10% - 6.07%
Total	$2,707,634	7.26%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $2 million and $1 million of deferred financing cost as of June 30, 2023 and December 31, 2022, respectively.

Average remaining maturity of Secured financing agreements secured by:
	June 30, 2023	December 31, 2022
Agency RMBS (in thousands)	0	17 Days
Agency CMBS (in thousands)	26 Days	25 Days
Non-Agency RMBS and Loans held for investment (in thousands)	479 Days	474 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have decreased on our secured financing agreements collateralized by Agency MBS, Non-Agency RMBS and Loans held for investments during 2023 as compared to 2022. At June 30, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.1% and Non-Agency RMBS and Loans held for investment was 25.1%. At December 31, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of June 30, 2023, we have entered into $1.2 billion of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of June 30, 2023 we have $316 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At June 30, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency MBS and Loans held for investment was 7.3%. At December 31, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 4.7%, Agency CMBS was 4.5%, and Non-Agency MBS and Loans held for investment was 6.9%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2023 and December 31, 2022 was $375 million and $383 million, respectively. The fair value of collateral pledged was $414 million and $418 million as of June 30, 2023 and December 31, 2022, respectively. We carry this secured financing instrument at fair value of $354 million and $374 million as of June 30, 2023 and December 31, 2022, respectively. At June 30, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.14%. At June 30, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At June 30, 2023, the maturity on the secured financing agreements at fair value was five years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End June 30, 2023	$2,932,424	$2,686,522
Quarter End March 31, 2023	$3,209,153	$3,195,322
Quarter End December 31, 2022	$3,123,400	$3,434,765
Quarter End September 30, 2022	$3,056,286	$2,820,931
Quarter End June 30, 2022	$3,373,179	$3,148,832

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2023 and December 31, 2022, the carrying value of our total interest-bearing debt was approximately $10.8 billion and $10.6 billion, respectively, which represented a leverage ratio of approximately 4.2:1 and 4.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2023, we had secured financing agreements with 13 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of June 30, 2023 and December 31, 2022, we had $3.9 billion and $4.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and Treasury futures. The average remaining maturities on our interest rate swaps at June 30, 2023 was one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2023:

June 30, 2023
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	9	$1,724,028	$690,085
Japan	2	696,640	307,487
Canada	1	272,066	130,302
Netherlands	1	14,899	20
Total	13	$2,707,633	$1,127,893
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At June 30, 2023, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 11.79% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 454 days. The amount at risk with Nomura was $304 million. At December 31, 2022, we had amounts at risk with Nomura of 12% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura was $308 million.

At June 30, 2023, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In June 2023, our Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We repurchased 5.8 million shares of our common stock at an average price of $5.66 for a total of $33 million during the quarter and six months ended June 30, 2023. We repurchased approximately 5.4 million shares of our common stock at an average price of $9.10 for a total of $49 million during the quarter and six months ended June 30, 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of June 30, 2023.

In February 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and
RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS

Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. During the quarter and six months ended June 30, 2023, and year ended December 31, 2022, we did not issue any shares under the at-the-market sales program.

During the quarter and six months ended June 30, 2023, we declared dividends to common shareholders of $42 million and $96 million or $0.18 and $0.41 per share, respectively. During the quarter and six months ended June 30, 2022, we declared dividends to common shareholders of $78 million and $156 million, or $0.33 and $0.66 per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively. We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively. We declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2023, respectively. We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.484375 and $0.968750 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively. We declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2022, respectively.

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

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 20,000,000 shares of our common stock for the grant of awards under the Plan. The Plan will replace our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that, expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of June 30, 2023, approximately 20 million shares were available for future grant under the Plan.

Grants of Restricted Stock Units, or RSUs
During the quarters and six months ended June 30, 2023 and 2022, we granted RSU awards to employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 168 thousand and 817 thousand RSU awards during the quarter and six months ended June 30, 2023 with a grant date fair value of $1 million and $5 million for the 2023 performance year. The Company granted 93 thousand and 221 thousand RSU awards during the quarter and six months ended June 30, 2022 with a grant date fair value of $1 million and $3 million, respectively for the 2022 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the six months ended June 30, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. The final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return and share price performance compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. We did not grant any PSUs during the quarters ended June 30, 2023 and 2022. During the six months ended June 30, 2023, we granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the six months ended June 30, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

At June 30, 2023 and December 31, 2022, there were approximately 3.9 million and 3.6 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at June 30, 2023 and December 31, 2022. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,488,960	$843,745	$374,929	$—	$2,707,633
Securitized debt, collateralized by Non-Agency RMBS	410	409	2	80	901
Securitized debt at fair value, collateralized by Loans held for investment	1,625,450	2,608,877	1,913,618	2,690,324	8,838,269
Interest expense on MBS secured financing agreements (1)	44,961	26,807	6,640	—	78,408
Interest expense on securitized debt (1)	279,590	421,706	274,793	264,661	1,240,750
Total	$3,439,370	$3,901,544	$2,569,980	$2,955,064	$12,865,961
(1) Interest is based on variable rates in effect as of June 30, 2023.

December 31, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,329,284	$731,308	$382,838	$—	$3,443,430
Securitized debt, collateralized by Non-Agency RMBS	640	523	71	92	1,326
Securitized debt at fair value, collateralized by Loans held for investment	1,636,544	2,535,642	1,733,022	1,949,240	7,854,448
Interest expense on MBS secured financing agreements (1)	28,915	6,147	1,750	—	36,812
Interest expense on securitized debt (1)	208,059	307,001	187,281	176,580	878,921
Total	$4,203,442	$3,580,621	$2,304,962	$2,125,912	$12,214,937
(1) Interest is based on variable rates in effect as of December 31, 2022.

Not included in the table above are the unfunded construction loan commitments of $7 million and $9 million as of June 30, 2023 and December 31, 2022, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of March 31, 2023, we have funded $27 million towards that commitment, leaving an unfunded commitment of $48 million.

Capital Expenditure Requirements

At June 30, 2023 and December 31, 2022, we had no material commitments for capital expenditures.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Balance, beginning of period	$79,875	$89,234	$103,394	$91,187	$94,590
Realized losses	(2,445)	(2,293)	(3,063)	(1,517)	(909)
Accretion	2,765	2,949	3,133	2,588	2,614
Purchased losses	—	—	—	—	—
Sold losses	—	—	(4,444)	—	—
Increase/(decrease)	337	(10,015)	(9,786)	11,136	(5,108)
Balance, end of period	$80,532	$79,875	$89,234	$103,394	$91,187

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Balance, beginning of period	$285,823	$321,017	$285,174	$315,299	$409,650
Realized losses	(10,281)	(7,992)	(11,023)	(8,127)	(10,766)
Accretion	3,554	3,650	3,715	3,989	4,563
Purchased losses	—	404	7,677	—	3,028
Losses added due to consolidation	—	—	—	—	—
Increase/(decrease)	(24,742)	(31,256)	35,474	(25,987)	(91,176)
Balance, end of period	$254,354	$285,823	$321,017	$285,174	$315,299

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the effect of inflation and updated Federal Rate increase projections in 2023. As the Federal Reserve increases its Federal Funds Rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our certain adjustable-rate mortgage loans in our securitizations are based on LIBOR, as are some classes of our preferred stock. On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based adjustable-rate mortgage loans have been converted as of July 1, 2023.

On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act (the "Act"), which transitions contracts that use LIBOR as a benchmark for adjustable interest rates to another benchmark, effective July 1, 2023 as LIBOR is permanently discontinued. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract that does not select a benchmark replacement for LIBOR or identify a person authorized to select a benchmark replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based benchmark replacement is selected to replace LIBOR, the person responsible under a contract for determining values is not required to obtain the consent of anyone before determining values based on that benchmark replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve's final rules were issued in December 2022 and provide for the following SOFR-based replacement rates: (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association protocol, (ii) CME Term SOFR for all covered cash products, except FHFA-regulated entity contracts and (iii) a 30-day compounded SOFR average for certain FHFA-regulated entity contracts.

We are evaluating the impact of the final rules on adjustable-rate mortgage loan investments covered by the legislation and will continue to consider all available options, including the potential impact on certain classes of our outstanding fixed-to-floating preferred stock. However, we believe that the Act has provided some measure of certainty with respect to the treatment of such instruments. As our LIBOR-based adjustable-rate mortgage loans in our securitizations are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest income that is lower than if LIBOR had remained available. It is not yet possible to predict the magnitude of LIBOR's end on our interest income and other operations given the remaining uncertainty about future SOFR rates. Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the USD-LIBOR cessation provisions applicable to that class. We do not currently intend to amend any of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2023 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2023
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	7.40%	8.33%
-50 Basis Points	4.40%	3.44%
Base Interest Rate	—	—
+50 Basis Points	(0.92)%	(3.13)%
+100 Basis Points	(3.21)%	(6.07)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2023. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2023
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$60,741	$390,895	$8,638	$12,717,278	$13,177,552
Cash equivalents	200,940	—	—	—	200,940
Total rate sensitive assets	$261,681	$390,895	$8,638	$12,717,278	$13,378,492

Rate sensitive liabilities	4,988,312	5,356,975	—	409,731	10,755,018
Interest rate sensitivity gap	$(4,726,631)	$(4,966,080)	$8,638	$12,307,547	$2,623,474

Cumulative rate sensitivity gap	$(4,726,631)	$(9,692,711)	$(9,684,073)	$2,623,474

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(35)%	(72)%	(72)%	20%

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the second quarter of 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2023, the Company's Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company repurchased 5.8 million shares of its common stock at an average price of $5.66 for a total of $33 million during the quarter and six months ended June 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of June 30, 2023.

The following table presents information with respect to (i) the total number of shares of common stock repurchased by the Company under the Repurchase Program, (ii) the average price paid per share of common stock, and (iii) approximate dollar value for repurchase under the Repurchase Program during the second quarter of 2023:

Period(1)	Total Number of Common Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of the Purchase	Approximate Dollar Value of Shares That May Yet be Purchased Under the Plans or Programs

4/1/2023 - 4/30/2023	—	—	—	—	$177 million
5/1/2023 - 5/31/2023	—	—	—	—	$177 million
6/1/2023 - 6/30/2023	5,845,149	$5.66	5,845,149	$33,100,964	$217 million
Total:	5,845,149	$5.66	5,845,149	$33,100,964	$217 million
(1) All shares repurchased for the quarter ended June 30, 2023, which are reported in the table above, were executed under the Repurchase Program. The Repurchase Program does not have an expiration date and no repurchase program expired during the quarter ended June 30, 2023.

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

10.1	2023 Equity Incentive Plan (filed with SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2023 and incorporated herein by reference).
31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
Date: August 3, 2023

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: August 3, 2023