Form 10-Q
period 2023-09-30
CHIMERA INVESTMENT CORP
filed 2023-11-02
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  September 30, 2023

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2023
Common Stock, $0.01 par value	226,762,239

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of September 30, 2023 (Unaudited) and December 31, 2022 (Derived from the audited consolidated financial statements as of December 31, 2022)	2
	Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2023 and 2022	3
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2023 and 2022	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2023 and 2022	5
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM 4	CONTROLS AND PROCEDURES	76

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	77
ITEM 1A.	RISK FACTORS	77
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	77
ITEM 6.	EXHIBITS	77
	SIGNATURES	80

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$138,591	$264,600
Non-Agency RMBS, at fair value (net of allowance for credit losses of $16 million and $7 million, respectively)	1,024,609	1,147,481
Agency MBS, at fair value	127,706	430,944
Loans held for investment, at fair value	11,426,932	11,359,236
Accrued interest receivable	72,815	61,768
Other assets	96,764	133,866
Derivatives, at fair value	—	4,096
Total assets (1)	$12,887,417	$13,401,991
Liabilities:
Secured financing agreements ($3.7 billion and $4.7 billion pledged as collateral, respectively, and includes $340 million and $374 million at fair value, respectively)	$2,603,911	$3,434,765
Securitized debt, collateralized by Non-Agency RMBS ($250 million and $276 million pledged as collateral, respectively)	75,819	78,542
Securitized debt at fair value, collateralized by Loans held for investment ($11.0 billion and $10.0 billion pledged as collateral, respectively)	7,598,721	7,100,742
Payable for investments purchased	6,237	9,282
Accrued interest payable	35,670	30,696
Dividends payable	49,881	64,545
Accounts payable and other liabilities	22,721	16,616
Total liabilities (1)	$10,392,960	$10,735,188

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 226,760,148 and 231,824,192 shares issued and outstanding, respectively	2,268	2,318
Additional paid-in-capital	4,291,775	4,318,388
Accumulated other comprehensive income	181,227	229,345
Cumulative earnings	4,134,502	4,038,942
Cumulative distributions to stockholders	(6,115,687)	(5,922,562)
Total stockholders' equity	$2,494,457	$2,666,803
Total liabilities and stockholders' equity	$12,887,417	$13,401,991
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2023, and December 31, 2022, total assets of consolidated VIEs were $10,758,561 and $10,199,266, respectively, and total liabilities of consolidated VIEs were $7,337,986 and $6,772,125, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net interest income:
Interest income (1)	$195,591	$188,303	$581,700	$585,835
Interest expense (2)	132,193	83,464	382,988	226,403
Net interest income	63,398	104,839	198,712	359,432

Increase/(decrease) in provision for credit losses	3,217	(1,534)	9,041	3,203

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	17	10,307	9,460	8,689
Realized gains (losses) on derivatives	—	—	(40,957)	—
Periodic interest cost of swaps, net	4,894	(122)	11,871	(122)
Net gains (losses) on derivatives	4,911	10,185	(19,626)	8,567
Net unrealized gains (losses) on financial instruments at fair value	(43,988)	(239,513)	27,558	(848,925)
Net realized gains (losses) on sales of investments	(460)	(37,031)	(27,482)	(37,031)
Gains (losses) on extinguishment of debt	—	—	6,348	(2,897)
Other investment gains (losses)	2,381	(462)	2,077	517
Total other gains (losses)	(37,156)	(266,821)	(11,125)	(879,769)

Other expenses:
Compensation and benefits	7,124	10,000	25,292	30,211
General and administrative expenses	5,427	4,836	17,674	16,493
Servicing and asset manager fees	8,139	8,516	24,965	27,122
Transaction expenses	90	2,341	14,955	12,872
Total other expenses	20,780	25,693	82,886	86,698
Income (loss) before income taxes	2,245	(186,141)	95,660	(610,238)
Income tax expense (benefit)	75	4	100	28
Net income (loss)	$2,170	$(186,145)	$95,560	$(610,266)

Dividends on preferred stock	18,438	18,438	55,313	55,283

Net income (loss) available to common shareholders	$(16,268)	$(204,583)	$40,248	$(665,549)

Net income (loss) per share available to common shareholders:
Basic	$(0.07)	$(0.88)	$0.17	$(2.84)
Diluted	$(0.07)	$(0.88)	$0.17	$(2.84)

Weighted average number of common shares outstanding:
Basic	226,734,643	231,750,422	230,099,867	234,671,912
Diluted	226,734,643	231,750,422	232,288,318	234,671,912

(1) Includes interest income of consolidated VIEs of $153,710 and $139,598 for the quarters ended September 30, 2023 and 2022, respectively, and $443,286 and $410,873 for the nine months ended September 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $75,902 and $50,030 for the quarters ended September 30, 2023 and 2022, respectively, and $208,678 and $142,714 for the nine months ended September 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Comprehensive income (loss):
Net income (loss)	$2,170	$(186,145)	$95,560	$(610,266)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(29,447)	(61,526)	(49,431)	(160,850)
Reclassification adjustment for net realized losses (gains) included in net income	—	—	1,313	—
Other comprehensive income (loss)	(29,447)	(61,526)	$(48,118)	$(160,850)
Comprehensive income (loss) before preferred stock dividends	$(27,277)	$(247,671)	$47,442	$(771,116)
Dividends on preferred stock	$18,438	$18,438	$55,313	$55,283
Comprehensive income (loss) available to common stock shareholders	$(45,715)	$(266,109)	$(7,871)	$(826,399)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2023	$58	$130	$104	$80	$2,263	$4,289,449	$210,674	$4,132,332	$(6,055,687)	$2,579,403
Net income (loss)	—	—	—	—	—	—	—	2,170	—	2,170
Other comprehensive income (loss)	—	—	—	—	—	—	(29,447)	—	—	(29,447)
Stock based compensation	—	—	—	—	5	2,326	—	—	—	2,331
Common dividends declared	—	—	—	—	—	—	—	—	(41,562)	(41,562)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2023	$58	$130	$104	$80	$2,268	$4,291,775	$181,227	$4,134,502	$(6,115,687)	$2,494,457

For the Quarter Ended September 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2022	$58	$130	$104	$80	$2,317	$4,312,604	$305,730	$4,127,887	$(5,775,911)	$2,972,999
Net income (loss)	—	—	—	—	—	—	—	(186,145)	—	(186,145)
Other comprehensive income (loss)	—	—	—	—	—	—	(61,526)	—	—	(61,526)
Stock based compensation	—	—	—	—	1	2,338	—	—	—	2,339
Common dividends declared	—	—	—	—	—	—	—	—	(55,525)	(55,525)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2022	$58	$130	$104	$80	$2,318	$4,314,942	$244,204	$3,941,742	$(5,849,874)	$2,653,704

For the Nine Months Ended September 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	95,560	—	95,560
Other comprehensive income (loss)	—	—	—	—	—	—	(48,118)	—	—	(48,118)
Repurchase of common stock	—	—	—		(59)	(33,043)	—	—	—	(33,102)
Stock based compensation	—	—	—		9	6,430	—	—	—	6,439
Common dividends declared	—	—	—	—	—	—	—	—	(137,812)	(137,812)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,313)	(55,313)
Balance, September 30, 2023	$58	$130	$104	$80	$2,268	$4,291,775	$181,227	$4,134,502	$(6,115,687)	$2,494,457

For the Nine Months Ended September 30, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(610,266)	—	(610,266)
Other comprehensive income (loss)	—	—	—	—	—	—	(160,850)	—	—	(160,850)
Repurchase of common stock	—	—	—		(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—		2	4,729	—	—	—	4,731
Common dividends declared	—	—	—	—	—	—	—	—	(211,933)	(211,933)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,283)	(55,283)
Balance, September 30, 2022	$58	$130	$104	$80	$2,318	$4,314,942	$244,204	$3,941,742	$(5,849,874)	$2,653,704
See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Cash Flows From Operating Activities:
Net income (loss)	$95,560	$(610,266)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	16,985	68,632
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	27,228	(2,799)
Net unrealized losses (gains) on derivatives	(9,460)	(8,689)
Proceeds (payments) for derivative settlements	(20,509)	(6,200)
Margin (paid) received on derivatives	78,248	(2,301)
Net unrealized losses (gains) on financial instruments at fair value	(27,558)	848,925
Net realized losses (gains) on sales of investments	27,482	37,031
Other investment (gains) losses	(2,077)	(517)
Net increase (decrease) in provision for credit losses	9,041	3,203
(Gain) loss on extinguishment of debt	(6,348)	2,897
Equity-based compensation expense	6,439	4,731
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(11,047)	164
Decrease (increase) in other assets	(13,121)	(57,260)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	6,105	15,079
Increase (decrease) in accrued interest payable, net	4,974	6,657
Net cash provided by (used in) operating activities	$181,942	$299,287
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,006)	$(57,473)
Sales	285,709	4,187
Principal payments	677	253,131
Non-Agency RMBS portfolio:
Purchases	(3,954)	(23,000)
Sales	—	—
Principal payments	64,796	159,151
Loans held for investment:
Purchases	(1,260,187)	(1,444,542)
Sales	2,611	—
Principal payments	1,087,319	1,764,067
Net cash provided by (used in) investing activities	$174,965	$655,521
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$22,272,760	$28,538,545
Payments on secured financing agreements	(23,099,486)	(28,982,125)
Payments on repurchase of common stock	(33,101)	(48,886)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	2,046,620	1,029,050
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,461,868)	(1,498,622)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(52)	(2,769)
Common dividends paid	(152,476)	(234,225)
Preferred dividends paid	(55,313)	(55,283)

Net cash provided by (used in) financing activities	$(482,916)	$(1,254,315)
Net increase (decrease) in cash and cash equivalents	(126,009)	(299,507)
Cash and cash equivalents at beginning of period	264,600	385,741
Cash and cash equivalents at end of period	$138,591	$86,234

Supplemental disclosure of cash flow information:
Interest received	$587,637	$654,650
Interest paid	$350,787	$223,845
Non-cash investing activities:
Receivable for investments sold	$—	$14,118
Payable for investments purchased	$6,237	$644,120
Net change in unrealized gain (loss) on available-for sale securities	$(49,431)	$(160,850)

Transfer of investments due to consolidation
Loans held for investment, at fair value	$—	$1,047,838
Securitized debt at fair value, collateralized by loans held for investment	$—	$774,514
Non-Agency RMBS, at fair value	$—	$(218,276)

Non-cash financing activities:
Dividends declared, not yet paid	$49,881	$63,860

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at September 30, 2023. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $150 thousand and $445 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and nine months ended September 30, 2023. The Company did not pay any fees to Kah Capital Management during the quarter ended September 30, 2022 and paid $250 thousand during the nine months ended September 30, 2022 in fees to Kah Capital Management, LLC. These fees were paid for investment services provided, and are reported within Other Expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of September 30, 2023, the Company has funded $46 million towards that commitment. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Statement of Operations.

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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2023 or December 31, 2022.

(e) Recent Accounting Pronouncements

Reference Rate Reform (Topic 848)

In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2020-4, Reference Rate Reform: Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference London Inter Bank Offering Rate (or LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The amendments in this update are effective for contracts held by the Company subject to reference rate reform that fall within the scope of this update beginning immediately through December 31, 2024, as extended under ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848. The guidance in the ASU was effective for the Company as of July 1, 2023. The Company has elected to apply the optional expedient across all contracts and considers the replacement of LIBOR-based rates to SOFR-based rates plus the appropriate spread as a qualifying modification that does not require contract remeasurement or reassessment of previous accounting determination. The adoption of this guidance did not have any material impact on the Company's consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of September 30, 2023 and December 31, 2022.

September 30, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,091,694	$6,230	$(587,415)	$510,509	$(12,966)	$683,849	$194,562	$(8,256)	$186,306
Subordinated	588,224	3,556	(290,352)	301,427	(3,264)	267,120	17,023	(48,066)	(31,043)
Interest-only	2,926,629	159,171	—	159,171	—	73,639	13,764	(99,296)	(85,532)
Agency RMBS
Interest-only	395,197	19,042	—	19,042	—	13,893	409	(5,558)	(5,149)
Agency CMBS
Project loans	117,400	1,804	—	119,205	—	105,341	—	(13,864)	(13,864)
Interest-only	481,488	8,142	—	8,142	—	8,473	1,225	(894)	331
Total	$5,600,632	$197,945	$(877,767)	$1,117,496	$(16,230)	$1,152,315	$226,983	$(175,934)	$51,049

December 31, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,153,458	$7,377	$(624,803)	$536,032	$(4,418)	$761,808	$237,127	$(6,933)	$230,194
Subordinated	611,206	3,872	(310,757)	304,321	(2,770)	286,909	22,035	(36,677)	(14,642)
Interest-only	3,114,930	162,820	—	162,820	—	98,764	15,968	(80,024)	(64,056)
Agency RMBS
Interest-only	409,940	18,768	—	18,768	—	15,148	1,371	(4,991)	(3,620)
Agency CMBS
Project loans	302,685	5,805	(192)	308,298	—	289,418	—	(18,880)	(18,880)
Interest-only	2,669,396	139,738	—	139,738	—	126,378	1,654	(15,014)	(13,360)
Total	$8,261,615	$338,380	$(935,752)	$1,469,977	$(7,188)	$1,578,425	$278,155	$(162,519)	$115,636

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2023 and December 31, 2022. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

September 30, 2023
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$76,971	$(833)	15	$38,809	$(7,423)	5	$115,780	$(8,256)	20
Subordinated	20,937	(1,749)	6	175,017	(46,317)	34	195,954	(48,066)	40
Interest-only	18,428	(12,469)	39	26,260	(86,827)	102	44,688	(99,296)	141
Agency RMBS
Interest-only	—	—	—	8,589	(5,558)	8	8,589	(5,558)	8
Agency CMBS
Project loans	64,005	(7,559)	39	41,335	(6,305)	33	105,340	(13,864)	72
Interest-only	4,314	(618)	2	160	(276)	2	4,474	(894)	4
Total	$184,655	$(23,228)	101	$290,170	$(152,706)	184	$474,825	$(175,934)	285

December 31, 2022
(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$83,553	$(6,170)	13	$7,577	$(763)	1	$91,130	$(6,933)	14
Subordinated	161,959	(27,120)	28	37,025	(9,557)	8	198,984	(36,677)	36
Interest-only	41,890	(24,411)	79	15,213	(55,613)	50	57,103	(80,024)	129
Agency RMBS
Interest-only	6,062	(500)	4	2,825	(4,491)	4	8,887	(4,991)	8
Agency CMBS
Project loans	281,307	(18,880)	131	—	—	—	281,307	(18,880)	131
Interest-only	81,472	(10,503)	5	35,234	(4,511)	3	116,706	(15,014)	8
Total	$656,243	$(87,584)	260	$97,874	$(74,935)	66	$754,117	$(162,519)	326

At September 30, 2023, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2023.

The Company had $25 thousand and $3 million gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of September 30, 2023 and December 31, 2022, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2023 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $13 million and $20 million, at September 30, 2023 and December 31, 2022, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and nine months ended September 30, 2023 and 2022 is presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$13,013	$4,890	$7,188	$213

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	415	851	1,514	2,443
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	2,802	(2,385)	10,355	636
Write-offs charged against the allowance	—	(1)	(2,860)	(77)
Recoveries of amounts previously written off	—	—	33	140
Ending allowance for credit losses	$16,230	$3,355	$16,230	$3,355

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of September 30, 2023 and December 31, 2022.

	September 30, 2023
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	96,668	6.2%	2.0%	34.2%
Subordinated	75,294	6.6%	0.3%	41.9%

	December 31, 2022
		(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	88,062	7.5%	2.4%	39.7%
Subordinated	66,914	9.2%	0.4%	40.9%

The increase in the allowance for credit losses for the quarter and nine months ended September 30, 2023 is primarily due to increases in expected losses and delinquencies as compared to the same periods of 2022. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at September 30, 2023 and December 31, 2022.

		September 30, 2023
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$194,562	$—	$194,562	$(6,305)	$(1,951)	$(8,256)
Subordinated	10,860	6,163	17,023	(17,863)	(30,203)	(48,066)
Interest-only	—	13,764	13,764	—	(99,296)	(99,296)
Agency RMBS
Interest-only	—	409	409	—	(5,558)	(5,558)
Agency CMBS
Project loans	—	—	—	(25)	(13,839)	(13,864)
Interest-only	—	1,225	1,225	—	(894)	(894)
Total	$205,422	$21,561	$226,983	$(24,193)	$(151,741)	$(175,934)

		December 31, 2022
		(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$237,127	$—	$237,127	$(5,132)	$(1,801)	$(6,933)
Subordinated	14,600	7,435	22,035	(14,418)	(22,259)	(36,677)
Interest-only	—	15,968	15,968	—	(80,024)	(80,024)
Agency RMBS
Interest-only	—	1,371	1,371	—	(4,991)	(4,991)
Agency CMBS
Project loans	—	—	—	(2,832)	(16,048)	(18,880)
Interest-only	—	1,654	1,654	—	(15,014)	(15,014)
Total	$251,727	$26,428	$278,155	$(22,382)	$(140,137)	$(162,519)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2023 and December 31, 2022.

	September 30, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,091,694	$45.58	62.64	5.6%	17.0%
Subordinated	588,224	50.69	45.41	3.7%	6.8%
Interest-only	2,926,629	5.44	2.52	0.5%	5.5%
Agency RMBS
Interest-only	395,197	4.82	3.52	0.2%	4.7%
Agency CMBS
Project loans	117,400	101.54	89.73	4.1%	4.0%
Interest-only	481,488	1.69	1.76	0.6%	8.0%
(1) Bond Equivalent Yield at period end.

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%
Subordinated	611,206	49.79	46.94	3.1%	6.8%
Interest-only	3,114,930	5.14	3.17	0.7%	5.3%
Agency RMBS
Interest-only	409,940	4.58	3.70	0.9%	5.0%
Agency CMBS
Project loans	302,685	101.85	95.62	4.3%	4.1%
Interest-only	2,669,396	5.23	4.73	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2023 and December 31, 2022 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$10,791	$105,507	$275,837	$291,714	$683,849
Subordinated	3,115	17,699	84,753	161,553	267,120
Interest-only	284	22,076	48,937	2,342	73,639
Agency RMBS
Interest-only	13,893	—	—	—	13,893
Agency CMBS
Project loans	7,870	—	—	97,471	105,341
Interest-only	772	7,701	—	—	8,473
Total fair value	$36,725	$152,983	$409,527	$553,080	$1,152,315
Amortized cost
Non-Agency RMBS
Senior	$1,517	$96,886	$205,336	$206,770	$510,509
Subordinated	1,417	13,944	88,855	197,211	301,427
Interest-only	16,243	45,012	91,008	6,908	159,171
Agency RMBS
Interest-only	19,042	—	—	—	19,042
Agency CMBS
Project loans	7,895	—	—	111,310	119,205
Interest-only	901	7,241	—	—	8,142
Total amortized cost	$47,015	$163,083	$385,199	$522,199	$1,117,496

	December 31, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,727	$152,811	$308,351	$293,919	$761,808
Subordinated	3,957	6,829	113,903	162,220	286,909
Interest-only	205	30,780	65,038	2,741	98,764
Agency RMBS
Interest-only	—	—	15,148	—	15,148
Agency CMBS
Project loans	8,112	—	—	281,306	289,418
Interest-only	139	126,239	—	—	126,378
Total fair value	$19,140	$316,659	$502,440	$740,186	$1,578,425
Amortized cost
Non-Agency RMBS
Senior	$6,336	$122,916	$206,615	$200,165	$536,032
Subordinated	1,184	5,008	118,700	179,429	304,321
Interest-only	6,249	64,172	89,266	3,133	162,820
Agency RMBS
Interest-only	—	—	18,768	—	18,768
Agency CMBS
Project loans	8,112	—	—	300,186	308,298
Interest-only	200	139,538	—	—	139,738
Total amortized cost	$22,081	$331,634	$433,349	$682,913	$1,469,977

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at September 30, 2023 and December 31, 2022. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

September 30, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.3%	1.1%	2.6%	1.3%	3.0%	0.5%	12.0%

December 31, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.9%	1.3%	3.3%	1.3%	3.0%	0.6%	12.4%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
Weighted average maturity (years)		19.7		21.4
Weighted average amortized loan to value (1)		57.4%		58.2%
Weighted average FICO (2)		708		713
Weighted average loan balance (in thousands)		$254		$258
Weighted average percentage owner-occupied		84.4%		84.4%
Weighted average percentage single family residence		61.5%		61.4%
Weighted average current credit enhancement		1.3%		1.1%
Weighted average geographic concentration of top four states	CA	32.9%	CA	32.7%
	NY	11.5%	NY	11.3%
	FL	7.6%	FL	7.6%
	NJ	4.5%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2023 and December 31, 2022.

Origination Year	September 30, 2023	December 31, 2022
2003 and prior	1.1%	0.7%
2004	0.7%	1.1%
2005	8.2%	9.0%
2006	43.0%	45.0%
2007	33.2%	30.8%
2008 and later	13.8%	13.4%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2023 and 2022 are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Agency MBS	$4,861	$18,378	285,709	18,378

Gross realized gains:
Agency MBS	—	—	—	—
Gross realized losses:
Agency MBS	(460)	(37,031)	(27,482)	(37,031)
Net realized gain (loss)	$(460)	$(37,031)	$(27,482)	$(37,031)

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

At September 30, 2023 and December 31, 2022, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $12.0 billion and $11.9 billion as of September 30, 2023 and December 31, 2022, respectively. The total unpaid principal balance of the Company's Loans held for investment was $12.2 billion and $12.1 billion as of June 30, 2023 and December 31, 2022, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2023 and December 31, 2022:

	For the Nine Months Ended	For the Year Ended
	September 30, 2023	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$11,359,236	$12,261,926
Transfer due to consolidation	—	1,047,838
Purchases	1,264,997	1,615,377
Principal paydowns	(1,087,456)	(2,160,445)
Sales and settlements	699	(5,369)
Net periodic accretion (amortization)	(40,112)	(52,616)
Change in fair value	(70,432)	(1,347,475)
Balance, end of period	$11,426,932	$11,359,236

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2023	December 31, 2022
2002 and prior	5.4%	6.0%
2003	4.7%	5.0%
2004	8.7%	9.7%
2005	14.8%	16.3%
2006	18.6%	20.3%
2007	21.1%	21.5%
2008	6.8%	6.6%
2009	1.7%	1.5%
2010 and later	18.2%	13.1%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Number of loans		115,523		116,876
Weighted average maturity (years)		21.1		20.9
Weighted average loan to value (1)		79.0%		82.2%
Weighted average FICO		665		658
Weighted average loan balance (in thousands)		$106		$103
Weighted average percentage owner occupied		85.9%		87.5%
Weighted average percentage single family residence		78.3%		79.3%
Weighted average geographic concentration of top five states	CA	14.7%	CA	14.6%
	FL	8.8%	FL	8.5%
	NY	8.5%	NY	8.5%
	PA	4.5%	VA	4.5%
	VA	4.3%	PA	4.4%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at September 30, 2023 and December 31, 2022, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
September 30, 2023	$778,337	$237,709	$338,717	$178,562	$346,558	$28,089	$1,907,972	$12,214,857
% of Unpaid Principal Balance	6.4%	1.9%	2.8%	1.5%	2.8%	0.2%	15.6%

December 31, 2022	$778,196	$248,579	$399,369	$211,226	$391,958	$33,843	$2,063,171	$12,060,530
% of Unpaid Principal Balance	6.5%	2.1%	3.3%	1.8%	3.2%	0.3%	17.1%

The fair value of residential mortgage loans 90 days or more past due was $623 million and $717 million as of September 30, 2023 and December 31, 2022, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At September 30, 2023, eight investment holdings with an internally developed fair value of $58 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $11 million higher , in the aggregate, than the third-party prices provided of $47 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2023 in excess of the thresholds for the period. At December 31, 2022, fourteen investment holdings with an internally developed fair value of $96 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $14 million higher, in the aggregate, than the third-party prices provided of $82 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the thresholds for the period.

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

At September 30, 2023, seven loan pools with an internally developed fair value of $2.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $113 million higher than the third-party prices provided of $2.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2023 in excess of the threshold for the period. At December 31, 2022, eight loan pools with an internally developed fair value of $2.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $122 million higher than the third-party prices provided of $2.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $142 million and $205 million as of September 30, 2023 and December 31, 2022, respectively.

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

At September 30, 2023, two securitized debt collateralized by loans held for investment positions with an internally developed fair value of $45 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $9 million higher on a net basis than the third-party prices provided of $36 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at September 30, 2023 in excess of the threshold for the period. At December 31, 2022, six securitized debt collateralized by loans held for investment positions with an internally developed fair value of $35 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $3 million higher on a net basis than the third-party prices provided of $32 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other pricing differences were noted at December 31, 2022 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of September 30, 2023 and December 31, 2022, respectively:

	September 30, 2023		December 31, 2022
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$16,569	$14,687	$18,513	$16,731
Subordinated	413,054	166,977	429,273	175,603
Interest-only	2,926,629	73,639	3,114,930	98,764
Agency RMBS
Interest-only	395,197	13,893	409,940	15,148
Agency CMBS
Project loans	109,506	97,471	268,078	256,950
Interest-only	481,488	8,473	2,669,396	126,378
Loans held for investment, at fair value	12,214,857	11,426,932	12,060,631	11,359,236
Liabilities:
Secured Financing Agreements, at fair value	367,619	339,838	382,838	374,172
Securitized debt at fair value, collateralized by Loans held for investment	8,514,774	7,598,721	7,856,140	7,100,742

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the quarters and nine months ended September 30, 2023 and 2022:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$(368)	$(144)	(150)	(1,529)
Subordinated	(6,682)	(30,295)	(9,215)	(75,569)
Interest-only	(20,340)	(15,948)	(21,472)	(51,546)
Agency RMBS
Interest-only	882	23,472	(1,525)	13,548
Agency CMBS
Project loans	(2,616)	(16,595)	2,210	(51,627)
Interest-only	(286)	(4,870)	13,691	(13,704)
Loans held for investment, at fair value	(144,976)	(353,650)	(70,432)	(1,402,683)
Liabilities:
Secured Financing Agreements, at fair value	6,669	—	19,115	—
Securitized debt at fair value, collateralized by Loans held for investment	123,728	158,517	95,338	679,133

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2023 and December 31, 2022 are presented below.

	September 30, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,024,609	$—	$1,024,609
Agency MBS, at fair value	—	127,706	—	—	127,706
Loans held for investment, at fair value	—	142,186	11,284,746	—	11,426,932
Derivatives, at fair value	—	34,688	—	(34,688)	—

Liabilities:
Secured Financing Agreement, at fair value	—	339,838	—	—	339,838
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,598,721	—	7,598,721
Derivatives, at fair value	—	—	—	—	—

	December 31, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,147,481	$—	$1,147,481
Agency MBS, at fair value	—	430,944	—	—	430,944
Loans held for investment, at fair value	—	204,636	11,154,600	—	11,359,236
Derivatives, at fair value	—	18,793	—	(14,697)	4,096

Liabilities:
Secured Financing Agreement, at fair value	—	374,172	—	—	374,172
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,100,742	—	7,100,742
Derivatives, at fair value	—	14,074	—	(14,074)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2023 and December 31, 2022.

Fair Value Level 3 Rollforward - Assets
	For the Nine Months Ended		For the Year Ended
	September 30, 2023		December 31, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,147,481	$11,154,600	$1,810,208	$12,032,299
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Transfer due to consolidation	—	—	(218,276)	1,047,838
Purchases of assets	5,431	1,179,880	23,589	1,429,503
Principal payments	(64,796)	(940,404)	(178,300)	(1,953,098)
Sales and Settlements	—	3,039	(23,056)	(5,368)
Net accretion (amortization)	27,288	(41,318)	31,387	(52,767)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(9,043)	—	(7,036)	—
Realized gains (losses) on sales and settlements	13	—	(15,594)	—
Net unrealized gains (losses) included in income	(30,841)	(71,051)	(104,631)	(1,343,807)
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(50,924)	—	(170,810)	—
Ending balance Level 3	$1,024,609	$11,284,746	$1,147,481	$11,154,600

Fair Value Level 3 Rollforward - Liabilities
	For the Nine Months Ended	For the Year Ended
	September 30, 2023	December 31, 2022
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,100,742	$7,726,043
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	774,514
Issuance of debt	2,046,620	1,122,982
Principal payments	(917,175)	(1,844,397)
Sales and Settlements	(544,693)	—
Net (accretion) amortization	14,912	5,021
(Gains) losses included in net income
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	(6,348)	—
Net unrealized (gains) losses included in income	(95,337)	(683,421)
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,598,721	$7,100,742

There were no transfers in or out from Level 3 during the quarter ended September 30, 2023 and the year ended December 31, 2022, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2023 and December 31, 2022 follows. The weighted average discount rates are based on fair value.

	September 30, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	7%-40%	7.1%	1%-18%	6.6%	0%-6%	1.4%	26%-82%	32.5%
Subordinated	0%-13%	8.0%	0%-12%	6.7%	0%-4%	0.5%	10%-50%	35.8%
Interest-only	0%-100%	12.0%	5%-20%	7.3%	0%-7%	1.0%	26%-82%	33.2%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -25%	6.5%	1% -20%	7.7%	0% -10%	1.5%	26% -80%	31.8%
Subordinated	0% -12%	7.6%	4% -16%	9.6%	0% -7%	0.8%	10% -82%	39.8%
Interest-only	0% -85%	10.2%	6% -30%	9.5%	0% -6%	1.0%	0% -86%	27.5%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of September 30, 2023 and December 31, 2022 follows:

	September 30, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-10%	7.0%	6%-15%	8.3%	0%-6%	0.9%	20%-55%	41.8%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5% -10%	6.4%	6% - 15%	10.4%	0% - 7%	1.2%	30% - 60%	45.8%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2023 and December 31, 2022, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of September 30, 2023 and December 31, 2022 follows:

	September 30, 2023	December 31, 2022
Factor:
Coupon
Base Rate	6.8%	6.3%
Actual	5.9%	5.8%

FICO
Base Rate	640	640
Actual	664	656

Loan-to-value (LTV)
Base Rate	86%	87%
Actual	79%	82%

Loan Characteristics:
Occupancy
Owner Occupied	87%	89%
Investor	9%	5%
Secondary	5%	6%
Property Type
Single family	79%	80%
Manufactured housing	3%	3%
Multi-family/mixed use/other	18%	17%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

	September 30, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$46,039	$46,039
Secured financing agreements	2	2,264,073	2,297,057
Securitized debt, collateralized by Non-Agency RMBS	3	75,819	49,735
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$25,538	$25,538
Secured financing agreements	2	3,060,592	3,080,982
Securitized debt, collateralized by Non-Agency RMBS	3	78,542	54,590
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

At September 30, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). At December 31, 2022, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to either the one-month LIBOR rates, the three-month LIBOR rates, or the SOFR. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At September 30, 2023 and December 31, 2022, the Company has $1.2 billion and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At September 30, 2023 and December 31, 2022, the Company has $307 million and $365 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At September 30, 2023 and December 31, 2022, we pledged $23 million and $33 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At September 30, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.1% and Non-Agency RMBS and Loans held for investment was 25.2%. At December 31, 2022, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $2.1 billion unused uncommitted warehouse credit facilities as of September 30, 2023.

At September 30, 2023, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 11% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 379 days. The amount at risk with Nomura was $282 million. At December 31, 2022, the Company had amounts at risk with Nomura of 12% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura was $308 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of September 30, 2023 and December 31, 2022 were:

	September 30, 2023	December 31, 2022
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$—	$3,946
Agency CMBS (in thousands)	79,751	355,934
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,551,941	3,083,551
Total:	$2,631,692	$3,443,431

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$—	$6,662
Agency CMBS (in thousands)	80,110	382,547
Non-Agency RMBS and Loans held for investment (in thousands)	3,590,575	4,310,513
Total:	$3,670,685	$4,699,722

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$2,017	$11,714
Agency CMBS (in thousands)	159,306	376,551
Non-Agency RMBS and Loans held for investment (in thousands)	2,770,022	2,819,871
Total:	$2,931,345	$3,208,136

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	N/A	4.70%
Agency CMBS	5.48%	4.49%
Non-Agency RMBS and Loans held for investment	8.07%	6.86%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	N/A	17 Days
Agency CMBS	33 Days	25 Days
Non-Agency RMBS and Loans held for investment	436 Days	474 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	N/A	60 Days
Agency CMBS	43 Days	42 Days
Non-Agency RMBS and Loans held for investment	462 Days	499 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million and $1 million of deferred financing cost as of September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	September 30, 2023			December 31, 2022
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$200,131	7.62%	6.23% - 8.17%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	490,698	6.57%	5.47% - 7.87%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	93,144	6.46%	6.31% - 7.16%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	84,854	6.54%	6.48% - 7.24%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	364,014	7.27%	6.42% - 7.85%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	192,722	6.67%	6.64% - 6.67%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	838,510	11.10%	9.07% - 13.98%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	367,619	5.11%	5.10% - 7.06%	382,839	5.14%	5.10% - 6.07%
Total	$2,631,692	7.99%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million and $1 million of deferred financing cost as of September 30, 2023 and December 31, 2022, respectively.

Secured Financing Agreements at fair value

The Company entered into a secured financing agreement during fourth quarter of 2022 for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflect the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2023 and December 31, 2022 was $368 million and $383 million, respectively. The fair value of collateral pledged was $401 million and $418 million as of September 30, 2023 and December 31, 2022, respectively. The Company carries this secured financing instrument at fair value of $340 million and $374 million as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.11%. At September 30, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At September 30, 2023, the maturity on the secured financing agreements at fair value was four years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million, respectively. At September 30, 2023 and December 31, 2022, the debt carried a weighted average coupon of 6.7%. As of September 30, 2023, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and nine months ended September 30, 2023 and 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$311	$640
One to Three Years	379	523
Three to Five Years	—	71
Greater Than Five Years	81	92
Total	$771	$1,326

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.5 billion and $7.9 billion, respectively. At September 30, 2023 and December 31, 2022, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.3% and 2.8%, respectively. As of September 30, 2023, the maturities of the debt range between the years 2029 and 2067.

During the quarter ended September 30, 2023, the Company did not acquire any securitized debt collateralized by Loans held for investment. During the nine months ended September 30, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter and nine months ended September 30, 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at September 30, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$1,488,382	$1,636,544
One to Three Years	2,416,199	2,535,642
Three to Five Years	1,802,768	1,733,022
Greater Than Five Years	2,806,476	1,949,240
Total	$8,513,825	$7,854,448

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of September 30, 2023, excluding any debt issued by the Company where the Company only has a clean-up call.

September 30, 2023
(dollars in thousands)
Year	Principal
Currently callable	$1,601,525
2023	503,948
2024	1,233,096
2025	2,537,672
2026	605,287
2027	774,494
2028	620,637
Total	$7,876,659

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

The Company did not consolidate any residential mortgage loans during the quarter ended September 30, 2023. During the nine months ended September 30, 2023, the Company consolidated approximately $2.6 billion unpaid principal balance of seasoned residential reperforming residential mortgage loans. During the quarter and nine months ended September 30, 2022, the Company consolidated approximately $370 million and $2.5 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$249,825	$276,030
Loans held for investment, at fair value	10,440,568	9,855,390
Accrued interest receivable	53,602	47,553
Other assets	14,566	20,293
Total Assets:	$10,758,561	$10,199,266

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$75,819	$78,542
Securitized debt at fair value, collateralized by Loans held for investment	7,236,558	6,673,917
Accrued interest payable	23,421	17,427
Other liabilities	2,188	2,239
Total Liabilities:	$7,337,986	$6,772,125
(1) September 30, 2023 and December 31, 2022 balances includes allowance for credit losses of $5 million and $2 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$153,710	$139,598
Interest expense, Non-recourse liabilities of VIEs	75,902	50,030
Net interest income	$77,808	$89,568

(Increase) decrease in provision for credit losses	$(1,560)	$2,284

Servicing fees	$7,199	$6,701

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$443,286	$410,873
Interest expense, Non-recourse liabilities of VIEs	208,678	142,714
Net interest income	$234,608	$268,159

(Increase) decrease in provision for credit losses	$(3,519)	$(859)

Servicing fees	$21,403	$20,256

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

The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2023, ranged from less than $1 million to $20 million, with an aggregate amount of $775 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2022, ranged from less than $1 million to $23 million, with an aggregate amount of $871 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $780 million and $813 million at September 30, 2023 and December 31, 2022, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swap at September 30, 2023 was 3.26% and the weighted average receive rate was 5.31%. At September 30, 2023, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on the Company’s interest rate swaps was 4 years.

The Company did not enter into or terminate any derivative contracts during the quarter ended September 30, 2023.
The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the nine months ended September 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the nine months ended September 30, 2023, the Company entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with 3.56% strike rate. The underlying swap terms will allow the Company to pay a fix rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the nine months ended September 30, 2023, the Company terminated its existing $1.0 billion notional swaption contract for a one-year swap. The Company also entered into and terminated three new swaptions contracts with $2.3 billion notional during the nine months ended September 30, 2023. The Company had net realized gains of $11 million on these swaption terminations.

During the nine months ended September 30, 2023, the Company entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which it subsequently covered and had no outstanding U.S. Treasury futures contract at September 30, 2023. The Company had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the nine months ended September 30, 2023 for a realized loss of $187 thousand.

During the nine months ended September 30, 2022, the Company purchased a swaption contract for a one-year forward starting swap of $1.0 billion in notional amount with a weighted average strike rate of 3.26%. The Company entered into two, pay-fixed-receive-floating, SOFR-based interest rate swaps during the quarter and nine months ended September 30, 2022 with a $885 million notional amount. The weighted average pay rate on the Company's interest rate swaps at September 30, 2022 was 3.94% and the weighted average receive rate was 2.98%. The swaps had remaining maturity range of two years to five years and weighted average maturity of three years.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contacts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 14 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2023 and December 31, 2022.

		September 30, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Swaptions	1,500,000	Derivatives, at fair value	—	Derivatives, at fair value	$—
U.S. Treasury futures	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,500,000		$—		$—

		December 31, 2022
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,485,000	Derivatives, at fair value, net	$3,716	Derivatives, at fair value, net	$—
Swaptions	1,000,000	Derivatives, at fair value, net	380	Derivatives, at fair value, net	$—
Total	$2,485,000		$4,096		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended September 30, 2023 and 2022, respectively is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2023	September 30, 2022
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$(4,422)	$3,718
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	—	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	4,894	(122)
Treasury futures	Net unrealized gains (losses) on derivatives	—	—
Treasury futures	Net realized gains (losses) on derivatives	—	—
Swaptions	Net unrealized gains (losses) on derivatives	4,439	6,589
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$4,911	$10,185

		Net gains (losses) on derivatives for the nine months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2023	September 30, 2022
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$6,510	$3,718
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(45,226)	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	11,871	(122)
Treasury futures	Net unrealized gains (losses) on derivatives	—	—
Treasury futures	Net realized gains (losses) on derivatives	(6,344)	—
Swaptions	Net unrealized gains (losses) on derivatives	2,950	4,971
Swaptions	Net realized gains (losses) on derivatives	10,613
Total		$(19,626)	$8,567

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

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

After June 30, 2023, all LIBOR tenors relevant to the Company ceased to be published or became no longer representative. The Company believes that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its 8% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) and 8% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock,” and together with the Series B Preferred Stock and the Series C Preferred Stock, the “Preferred Stock”). In light of the applicability of the Act to the Preferred Stock, the Company believes, given all of the information available to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the Preferred Stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, or (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

The Company did not repurchase any of its common stock during the quarters ended September 30, 2023 and 2022. The Company repurchased 5.8 million shares of its common stock at an average price of $5.66 for a total of $33 million during the nine months ended September 30, 2023. The Company repurchased approximately 5.4 million shares of its common stock at an average price of $9.10 for a total of $49 million during the nine months ended September 30, 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of September 30, 2023.

In February 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarter and nine months ended September 30, 2023, and year ended December 31, 2022.

During the quarter and nine months ended September 30, 2023, the Company declared dividends to common shareholders of $42 million and $138 million or $0.18 and $0.59 per share, respectively. During the quarter and nine months ended September 30, 2022, the Company declared dividends to common shareholders of $56 million and $212 million, or $0.23 and $0.89 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters and nine months ended September 30, 2023 and 2022 are computed as follows:

	For the Quarters Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$(16,268)	$(204,583)
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$(16,268)	$(204,583)

Denominator:
Weighted average basic shares	226,734,643	231,750,422
Effect of dilutive securities	—	—
Weighted average dilutive shares	226,734,643	231,750,422

Net income (loss) per average share attributable to common stockholders - Basic	$(0.07)	$(0.88)
Net income (loss) per average share attributable to common stockholders - Diluted	$(0.07)	$(0.88)

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$40,248	$(665,549)
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$40,248	$(665,549)

Denominator:
Weighted average basic shares	230,099,867	234,671,912
Effect of dilutive securities	2,188,451	—
Weighted average dilutive shares	232,288,318	234,671,912

Net income (loss) per average share attributable to common stockholders - Basic	$0.17	$(2.84)
Net income (loss) per average share attributable to common stockholders - Diluted	$0.17	$(2.84)

For the quarter ended September 30, 2023 potentially dilutive shares of 2.0 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the quarter and nine months ended September 30, 2022 potentially dilutive shares of 2.4 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the quarter ended quarter September 30, 2023 and nine months ended September 30, 2022 were comprised of restricted stock units and performance stock units.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2023 and 2022:

	September 30, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(49,431)	(49,431)
Amounts reclassified from AOCI	1,313	1,313
Net current period OCI	(48,118)	(48,118)
Balance as of September 30, 2023	$181,227	$181,227

	September 30, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(160,850)	(160,850)
Amounts reclassified from AOCI	—	—
Net current period OCI	(160,850)	(160,850)
Balance as of September 30, 2022	$244,204	$244,204

The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold for the nine months ended September 30, 2023. There were no amounts reclassified from AOCI during the nine months ended September 30, 2022.

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

As of September 30, 2023, approximately 20 million shares were available for future grant under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At September 30, 2023 and December 31, 2022, there are approximately 1 million shares for which payments have been deferred until separation or a date elected by the participant, respectively. At September 30, 2023 and December 31, 2022, there are approximately 1 million dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

The Company did not grant any RSUs during the quarters ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 817 thousand RSU awards during the nine months ended September 30, 2023 with a grant date fair value of $5 million for the 2023 performance year. The Company granted 221 thousand RSU awards during the nine months ended September 30, 2022 with a grant date fair value of $3 million, respectively for the 2022 performance year.

Grants of Performance Share Units, or PSUs
The Company did not grant any PSUs during the quarters ended September 30, 2023 and 2022. PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the nine months ended September 30, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. For the PSU awards granted during the nine months ended September 30, 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the PSU awards granted during the nine months ended September 30, 2022, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. During the nine months ended September 30, 2023, the Company granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the nine months ended September 30, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

The Company recognized stock based compensation expense of $2 million and $6 million for the quarters and nine months ended September 30, 2023. The Company recognized stock based compensation expenses of $2 million and $5 million for the quarters and nine months ended September 30, 2022.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters and nine months ended September 30, 2023 was $96 thousand and $353 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarters and nine months ended September 30, 2022 was $95 thousand and $423 thousand, respectively.

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

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations generally recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state, and local tax filing fees and its TRSs are subject to U.S. federal, state, and local taxes. The Company recorded current income tax expense of $75 thousand and $100 thousand for the quarter and nine months ended September 30, 2023. The Company recorded current income tax expense of $4 thousand and $28 thousand for the quarter and nine months ended September 30, 2022, respectively.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,603,911)	$—	$(2,603,911)	$3,670,685	$23,490	$1,090,264
Interest Rate Swaps - Gross Assets	13,468	(13,468)	—	—	(3,096)	(3,096)
Swaptions - Gross Assets	21,220	(21,220)	—	—	(230)	(230)
Total	$(2,569,223)	$(34,688)	$(2,603,911)	$3,670,685	$20,164	$1,086,938
(1) Included in other assets

	December 31, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,434,765)	$—	$(3,434,765)	$4,699,722	$33,415	$1,298,373
Interest Rate Swaps - Gross Assets	3,716	—	3,716	—	13,179	16,895
Interest Rate Swaps - Gross Liabilities	(14,074)	14,074	—	—	27,678	27,678
Swaptions - Gross Assets	15,077	(14,697)	380	—	—	380
Total	$(3,430,046)	$(623)	$(3,430,669)	$4,699,722	$74,271	$1,343,326
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
•the effectiveness of our disclosure controls and procedures; and
•changes in Adjustable Interest Rate (LIBOR) Act (the “Act”), additional regulations under the Act or changes in the interpretation of the Act and related regulations.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At September 30, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS. At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS.

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

Business Update

After gaining nearly 17% in the first half of 2023, the S&P 500 posted a negative return of 3.3% in the third quarter. Increased concerns over government deficit spending and high inflation caused bond prices to decline and their yields to rise further. Many fixed-income investors began the quarter optimistic that the Federal Reserve had orchestrated a soft landing for the economy, and that the era of tight monetary policy would soon come to an end. That outlook turned negative over August and September, and the prospect of a sustained period of higher rates prevailed. Overall, the U.S. labor market appears very strong. Inflation, rose slightly in August, but has been on a downward trend since the third quarter of 2022; however, overall inflation still remains high. Comments from Fed policymakers suggest a further rate hike is likely to come before the end of the year, while the dot plot now illustrates a higher median rate for 2024. Overall, in the third quarter, the fixed-income markets experienced both increased volatility and higher interest rates. Financing costs for the government and private sector increased to levels not seen in well over a decade. Considering the market conditions our investment activity was limited to purchase of $32 million of Residential transition loans with a weighted-average-coupon of 10.84% and a $4 million of Non-Agency bond.

Interest rate volatility had a larger impact on medium to longer-term maturities along the yield curve. Over the quarter, the 2-year treasury increased by 15 basis points and the 10-year treasury increased by 73 basis points. At the July FOMC meeting, the Fed increased overnight rates by 25 basis points and did not further increase rates in September. Higher interest rates experienced in 2023 have negatively impacted the cost of borrowing for homeowners and consumers. According to Freddie Mac, the 30-year mortgage rate ended the quarter at 7.5%, up from their low of 2.8 % in 2021. We believe the Federal Reserve could raise short-term rates again in the fourth quarter, and market sentiment will continue to be higher rates for the longer term. As such, strengthening our balance sheet and managing our liabilities continue to remain the top focus of management. The repurchase financing markets continued to operate smoothly in the third quarter, and during the quarter we continued to roll existing repurchase fundings while committing to de-lever the portfolio, where appropriate, and until market conditions improve. For the third quarter, our securitized debt and repurchase borrowings decreased by $444 million and $83 million, respectively. We continue to believe securitization is the optimal financing technique for our liabilities as it enables long-term non-mark-to-market financing on our residential mortgage loans. Our repurchase funding costs increased by 23 basis-points during the quarter, modestly higher than the second quarter and securitized debt represented approximately 74% of our total liabilities. Additionally, during the third quarter, we began the process of refinancing an existing high fixed rate non-mark-to-market financing into a new two-year limited mark-to-market variable rate with a rate cap that is significantly lower than existing facility. This refinancing was completed in October 2023.

Market Conditions and our Strategy

Looking ahead to the fourth quarter, financial markets continue to be roiled by a litany of factors both economically and geopolitically. The increase in rates along the yield curve will likely impact inflation and the economy as much as Fed actions. While it does appear that the Fed is nearing the end of its hiking cycle of short-term interest rates, it is also clear that there is a likely prospect of persistent higher rates. The uptrend in yields could continue and a persistent move in 10-year Treasury yields above 5% is possible. Home sales are on pace for the slowest year since the great financial crisis in 2008. Elevated home prices, constrained housing inventory, and high mortgage rates have created a housing affordability crisis. Apart from data driven volatility, there is also a rising risk of a government shutdown that could further exacerbate volatility in the capital markets.

Corporate bond markets outperformed government bonds, with spreads tightening in Investment Grade (IG) and modestly wider in High Yield (HY).

Securitized Products spreads ended the quarter mixed with tops of the capital stack seeing marginal widening while bottoms of the stack seeing significant tightening – driven by strong housing market fundamentals and strong technical indicators. While Non-Agency RMBS supply picked up this quarter – new issuance is still running approximately 50% less than the same period last year. Reperforming loans held up well given its shorter duration and strong credit profile driven by seasoning and low amortized HPI adjusted LTVs. Agency RMBS spreads hit historic wides. Spread widening was driven by increased volatility as longer-term treasuries sold-off. Technical indicators also remain negative with continued runoff from the Fed and reduced bank participation. The outlook going forward points to continued uncertainty over interest rates as well as spreads, especially given the recent geopolitical turmoil.

Higher interest rates at the end of the quarter drove a decline in our book value per common share to $6.90 as of September 30, 2023, as compared to $7.29 as of June 30, 2023.

We continue to manage our portfolio consistent with our belief that interest rates will be higher for longer. For the first nine months of 2023, we reduced our total recourse financing exposure by $831 million. We continue to seek opportunities to finance our retained notes from securitizations with long-term, limited, or non-mark-to market finance facilities. We currently have 58% of our recourse financings with these facilities. To further manage our interest rate risk, we intend to use financial derivatives such as futures, interest rate swaps and swaptions to hedge against securitization executions, net interest margin compression and the protection of our book value.

Cash management is critical to our business. We monitor our ongoing needs for margin, repurchase financing maturities, liquidity, and new investments. Over time, we expect to continue to acquire and securitize mortgage loans as well as further implementation of the company’s call optimization strategy on our securitizations. With available funds, we plan to evaluate the merits of any new investments and compare them to the merits of repurchasing outstanding common and preferred stock, or reducing higher cost liabilities as they mature. The timing of these re-securitizations is impacted by many factors, including credit performance, prepayment speeds and interest rates.

As we navigate current market conditions, we are focused on maintaining low recourse leverage and managing our liquidity with a proper balance of both cash and unencumbered securities. Our credit portfolio continued to perform well in the third quarter. Our current credit performance on our portfolio is within, or better than, our original investment expectations on mortgage delinquencies, default rates, and recoveries. We monitor our portfolio regularly and seek opportunities to improve upon our liquidity, capital structure and investment returns. We have historically achieved success through re-securitization and have a substantial amount of capital that can be re-captured in the future. We believe there will be ample opportunity to extract additional portfolio value when interest rates moderate and the capital markets improve.

During the third quarter, we declared $0.18 dividend per share of common stock. Our Economic Return (as measured by the net change in book value per common share plus common stock dividend) was (2.9%) for the third quarter of 2023 and 0.0% for the nine months ended September 30, 2023.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended September 30, 2023 and June 30, 2023, and the nine months ended September 30, 2023 and September 30, 2022.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2023	June 30, 2023	QoQ Change	September 30, 2023	September 30, 2022	YoY Change
Net interest income:
Interest income (1)	$195,591	$196,859	$(1,268)	$581,700	$585,835	$(4,135)
Interest expense (2)	132,193	131,181	1,012	382,988	226,403	156,585
Net interest income	63,398	65,678	(2,280)	198,712	359,432	(160,720)

Increase (decrease) in provision for credit losses	3,217	2,762	455	9,041	3,203	5,838

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	17	17,994	(17,977)	9,460	8,689	771
Realized gains (losses) on derivatives	—	(6,822)	6,822	(40,957)	—	(40,957)
Periodic interest cost of swaps, net	4,894	4,159	735	11,871	(122)	11,993
Net gains (losses) on derivatives	4,911	15,331	(10,420)	(19,626)	8,567	(28,193)
Net unrealized gains (losses) on financial instruments at fair value	(43,988)	6,954	(50,942)	27,558	(848,925)	876,483
Net realized gains (losses) on sales of investments	(460)	(21,758)	21,298	(27,482)	(37,031)	9,549
Gains (losses) on extinguishment of debt	—	4,039	(4,039)	6,348	(2,897)	9,245
Other investment gains (losses)	2,381	(421)	2,802	2,077	517	1,560
Total other gains (losses)	(37,156)	4,145	(41,301)	(11,125)	(879,769)	868,644

Other expenses:
Compensation and benefits	7,124	7,677	(553)	25,292	30,211	(4,919)
General and administrative expenses	5,427	6,471	(1,044)	17,674	16,493	1,181
Servicing and asset manager fees	8,139	8,408	(269)	24,965	27,122	(2,157)
Transaction expenses	90	8,456	(8,366)	14,955	12,872	2,083
Total other expenses	20,780	31,012	(10,232)	82,886	86,698	(3,812)
Income (loss) before income taxes	2,245	36,049	(33,804)	95,660	(610,238)	705,898
Income taxes	75	25	50	100	28	72
Net income (loss)	$2,170	$36,024	$(33,854)	$95,560	$(610,266)	$705,826

Dividends on preferred stock	18,438	18,438	—	55,313	55,283	30

Net income (loss) available to common shareholders	$(16,268)	$17,586	$(33,854)	$40,248	$(665,549)	$705,797

Net income (loss) per share available to common shareholders:
Basic	$(0.07)	$0.08	$(0.15)	$0.17	$(2.84)	$3.01
Diluted	$(0.07)	$0.08	$(0.15)	$0.17	$(2.84)	$3.01

Weighted average number of common shares outstanding:
Basic	226,734,643	231,628,141	(4,893,498)	230,099,867	234,671,912	(4,572,045)
Diluted	226,734,643	233,867,501	(5,135,311)	232,288,318	234,671,912	(2,383,594)

Dividends declared per share of common stock	$0.18	$0.23	$(0.05)	$0.59	$0.89	$(0.30)
(1) Includes interest income of consolidated VIEs of $153,710 and $139,598 for the quarters ended September 30, 2023 and 2022, respectively, and $443,286 and $410,873 for the nine months ended September 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements for further discussion.

(2) Includes interest expense of consolidated VIEs of $75,902 and $50,030 for the quarters ended September 30, 2023 and 2022, respectively, and $208,678 and $142,714 for the nine months ended September 30, 2023 and 2022, respectively. See accompanying notes to consolidated financial statements.

Results of Operations for the quarters ended September 30, 2023, and June 30, 2023, and for the nine months ended September 30, 2023 and September 30, 2022.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended September 30, 2023 compared to the Quarter ended June 30, 2023

For the quarter ended September 30, 2023, our net loss available to common shareholders was $16 million, or $0.07 per average basic common share, compared to a net income of $18 million, or $0.08 per average basic common share, for the quarter ended June 30, 2023. During the quarter ended September 30, 2023, we had unrealized losses on financial instruments at fair value of $44 million and other expenses of $21 million, partially offset by net interest income of $63 million.

The continued market volatility and rising interest rates during the third quarter of 2023 resulted in net unrealized losses on financial instruments at fair value, while our other expenses declined, our net interest income remained relatively unchanged resulting in a net loss available to common shareholders, as compared to a net income available to common shareholders during the quarter ended June 30, 2023. During the quarter ended September 30, 2023, our unrealized losses on financial instruments at fair value increased by $51 million and our net gains on derivatives decreased by $10 million which was partially offset by a decrease in realized losses on sale of investment of $21 million, and a decrease in other expenses of $10 million as compared to the quarter ended June 30, 2023.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, our net income available to common shareholders was $40 million, or $0.17 per average basic common share, compared to a net loss of $666 million, or a loss of $2.84 per average basic common share, for the nine months ended September 30, 2022.

During the nine months ended September 30, 2023, we had net interest income of $199 million and unrealized gains on financial instruments at fair value of $28 million offset in part by operating expenses and preferred stock dividends of $83 million and $55 million. During the nine months ended September 30, 2022 we had $849 million in unrealized losses on financial instruments at fair value, partially offset by $359 million of net interest income. 2022 demonstrated a significant amount of market volatility, resulting in a mark to market losses on our investment portfolio of $849 million. 2023, while still experiencing significant market volatility, has thus far been considerably more stable and market prices relatively unchanged.

Interest Income

Quarter ended September 30, 2023 compared to the Quarter ended June 30, 2023

Interest income decreased slightly by $1 million, or 1%, to $196 million for the quarter ended September 30, 2023 as compared to $197 million for the quarter ended June 30, 2023. The yields on our average interest earning assets increased by 20 basis points at 5.8% while our average interest earning assets decreased by $454 million to $13.3 billion during the quarter ended September 30, 2023, as compared to the yields on average interest earning asset of 5.6% and average interest earning assets of $13.7 billion for the quarter ended June 30, 2023 driving the slight decrease in the interest income.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest income decreased by $4 million, or 1%, to $582 million for the nine months ended September 30, 2023 as compared to $586 million for the nine months ended September 30, 2022. This decrease in our interest income during the nine months ended September 30, 2023 was primarily driven by a decline in our average interest earning assets and lower prepayment penalties on our Agency CMBS investments as compared to the nine months ended September 30, 2022. We reduced our average interest earning asset balances by $180 million to $13.5 billion as compared to $13.7 billion from the same period of 2022. Our Agency CMBS interest income decreased by $27 million, primarily due to lower prepayment penalties and lower asset balances, and Non-Agency RMBS portfolio interest income decreased by $30 million due to lower asset balances and lower yields during the nine months ended September 30, 2023 as compared to the same period of 2022. These decreases were partially offset by an increase in interest income of $46 million on our Loans held for investment due to higher asset balances and higher yields during the nine months ended September 30, 2023 as compared to the same period of 2022.

Interest Expense

Quarter ended September 30, 2023 compared to the Quarter ended June 30, 2023

Interest expense increased slightly by $1 million, or 1%, to $132 million for the quarter ended September 30, 2023 as compared to $131 million for the quarter ended June 30, 2023. The interest expense on securitized debt increased by $3 million for the quarter ended September 30, 2023 due to an increase in average debt balance and higher borrowing rates compared to the quarter ended June 30, 2023. This increase was partially offset by lower interest expense on our secured financing agreements collateralized by Non-Agency and loans of $2 million, due to lower secured financing balances.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Interest expense increased by $157 million, or 69%, to $383 million for the nine months ended September 30, 2023 as compared to $226 million for the nine months ended September 30, 2022. This increase in our interest expense during the nine months ended September 30, 2023, as compared to the same period of 2022, was primarily driven by the increases in borrowing rates on our secured financing agreements and securitized debt, due to increases in the Federal Funds Rate. The interest expense on our securitized debt increased by $64 million during the nine months ended September 30, 2023, as the average borrowing rates on our securitizations increased by 90 basis points as compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, our interest expense on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency MBS increased by $45 million, $32 million and $3 million, respectively, due to the higher Federal Funds Rate.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2023	$195,591	$132,193	$(4,894)	$127,299	$63,398	$4,894	$(2,301)	$65,991
For the Quarter Ended June 30, 2023	$196,859	$131,181	$(4,159)	$127,022	$65,678	$4,159	$(2,884)	$66,953
For the Quarter Ended March 31, 2023	$189,250	$119,615	$(2,819)	$116,796	$69,635	$2,819	$(3,035)	$69,419
For the Quarter Ended December 31, 2022	$187,286	$106,891	$1,629	$108,520	$80,395	$(1,629)	$(1,867)	$76,899
For the Quarter Ended September 30, 2022	$188,303	$83,464	$122	$83,586	$104,839	$(122)	$(540)	$104,177
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2023			June 30, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,990	$234	4.9%	$18,798	$305	6.5%
Agency CMBS	124,094	1,701	5.5%	165,270	1,728	4.2%
Non-Agency RMBS	961,257	28,826	12.0%	976,994	29,543	12.1%
Loans held for investment	12,188,221	162,530	5.3%	12,585,384	162,399	5.2%
Total	$13,292,562	$193,290	5.8%	$13,746,444	$193,975	5.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$—	$—	—%	$1,994	$27	5.4%
Agency CMBS	90,205	1,200	5.3%	133,306	1,651	5.0%
Non-Agency RMBS	742,579	17,769	9.6%	772,486	17,438	9.0%
Loans held for investment	1,832,445	29,896	6.5%	2,024,638	32,652	6.5%
Securitized debt	8,663,773	78,434	3.6%	8,584,803	75,254	3.5%
Total	$11,329,002	$127,299	4.5%	$11,517,226	$127,022	4.4%

Economic net interest income/net interest rate spread		$65,991	1.3%		$66,953	1.2%

Net interest-earning assets/net interest margin	$1,963,560		2.0%	$2,229,219		1.9%

Ratio of interest-earning assets to interest bearing liabilities	1.17			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,828	$861	6.1%	$115,393	$839	1.0%
Agency CMBS	199,879	6,386	4.3%	496,384	33,593	9.0%
Non-Agency RMBS	976,616	88,467	12.1%	1,168,586	118,603	13.5%
Loans held for investment	12,326,662	477,768	5.2%	11,921,301	432,162	4.8%
Total	$13,521,986	$573,481	5.7%	$13,701,664	$585,197	5.7%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$2,017	$118	7.8%	$14,024	$111	1.1%
Agency CMBS	159,306	5,807	4.9%	382,806	3,048	1.1%
Non-Agency RMBS	756,784	51,270	9.0%	835,233	19,037	3.0%
Loans held for investment	2,013,238	97,329	6.4%	1,971,247	52,098	3.5%
Securitized debt	8,412,347	216,594	3.4%	8,077,615	152,231	2.5%
Total	$11,343,691	$371,117	4.4%	$11,280,925	$226,525	2.7%

Economic net interest income/net interest rate spread		$202,363	1.3%		$358,672	3.0%

Net interest-earning assets/net interest margin	$2,178,295		2.0%	$2,420,739		3.5%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

Economic Net Interest Income and the Average Earning Assets

Quarter ended September 30, 2023 compared to the Quarter ended June 30, 2023

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased slightly by $1 million to $66 million for the quarter ended September 30, 2023 from $67 million for the quarter ended June 30, 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 10 basis points for the quarter ended September 30, 2023, as compared to the quarter ended June 30, 2023. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 10 basis points for the quarter ended September 30, 2023, as compared to the quarter ended June 30, 2023. Our Average net interest-earning assets decreased by $266 million to $2.0 billion for the quarter ended September 30, 2023, compared to $2.2 billion for the quarter ended June 30, 2023. The increase in our net interest rate spread for the quarter ended September 30, 2023 as compared to the quarter ended June 30, 2023 is primarily due to an increase in our interest earning asset yields.

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $157 million to $202 million for the nine months ended September 30, 2023 from $359 million for the nine months ended September 30, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 170 basis points for the nine months ended September 30, 2023, as compared to the same period of 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 150 basis points for the nine months ended September 30, 2023, as compared to the same period of 2022. Our Average net interest-earning assets decreased by $242 million to $2.2 billion for the nine months ended September 30, 2023, compared to $2.4 billion for the same period of 2022. The decrease in our net interest rate spread for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily due to higher interest expense on our securitized debt collateralized by loans and secured financing agreements due to higher Federal Funds Rate.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2023	$11,329,002	$127,299	4.49%	5.30%	5.37%	(0.07)%
For the Quarter Ended June 30, 2023	$11,517,226	$127,022	4.41%	5.04%	5.13%	(0.09)%
For the Quarter Ended March 31, 2023	$11,258,996	$116,796	4.15%	4.62%	4.79%	(0.35)%
For the Quarter Ended December 31, 2022	$11,180,313	$108,520	3.88%	3.89%	4.24%	(0.39)%
For the Quarter Ended September 30, 2022	$11,233,052	$83,586	2.98%	2.45%	2.84%	(0.39)%

Average interest-bearing liabilities decreased by $188 million for the quarter ended September 30, 2023, as compared to the quarter ended June 30, 2023. Economic interest expense remained relatively unchanged at $127 million for the quarter ended September 30, 2023, as compared to the quarter ended June 30, 2023.

Average interest-bearing liabilities increased by $63 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Economic interest expense increased by $145 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 due to the increases in our secured financing agreements and securitized debt borrowing rates driven by higher Federal Funds Rates.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarters ended September 30, 2023 and June 30, 2023 our provision for credit losses was $3 million and $3 million, respectively, and remained relatively unchanged. For the nine month ended September 30, 2023, we recorded an increase in provision for credit losses of $9 million, as compared to an increase in provision of credit losses of $3 million for the nine months ended September 30, 2022. The increase in provision for credit losses for the nine months ended September 30, 2023 is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended September 30, 2023 and June 30, 2023, and, nine months ended September 30, 2023 and September 30, 2022, respectively.

	For the Quarter Ended
	September 30, 2023	June 30, 2023
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$4,894	$4,159
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	—	—
Treasury futures	—	(6,822)
Swaptions	—	—
Total realized gains (losses) on derivative instruments, net	—	(6,822)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	(4,422)	3,023
Treasury futures	—	6,851
Swaptions	4,439	8,120
Total unrealized gains (losses) on derivative instruments, net:	17	17,994
Total gains (losses) on derivative instruments, net	$4,911	$15,331

	For the Nine Months Ended
	September 30, 2023	September 30, 2022
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	11,871	(122)
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(45,226)	—
Treasury futures	(6,344)	—
Swaptions	10,613	—
Total realized gains (losses) on derivative instruments, net	(40,957)	—
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	$6,510	3,718
Treasury futures	—	—
Swaptions	2,950	4,971
Total unrealized gains (losses) on derivative instruments, net:	9,460	8,689
Total gains (losses) on derivative instruments, net	$(19,626)	$8,567

During the quarter ended September 30, 2023, and June 30, 2023, we recognized total net gain on derivatives of $5 million and $15 million, respectively. During the nine months ended September 30, 2023 and September 30, 2022, we recognized total net losses on derivatives of $20 million and net gains on derivatives of $9 million, respectively.

Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on the our interest rate swap at September 30, 2023 was 3.26% and the weighted average receive rate was 5.31%. At September 30, 2023, the weighted average maturity on our interest rate swaps was less than one year. The weighted average pay rate on our interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on our interest rate swaps was 4 years.

We did not enter into or terminate any derivative contracts during the quarter ended September 30, 2023. We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the nine months ended September 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the nine months ended September 30, 2023, we entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a weighted average strike rate of 3.56%. The underlying swap terms will allow us to pay a fix rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the nine months ended September 30, 2023, we terminated our existing $1.0 billion notional swaption contract for a one-year swap. We also entered into and terminated three new swaptions contracts with $2.3 billion notional during the nine months ended September 30, 2023. We had net realized gains of $11 million on these swaption terminations.

During the nine months ended September 30, 2023, we entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which we subsequently covered and had no outstanding U.S. Treasury futures contract at September 30, 2023. We had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the nine months ended September 30, 2023 for a realized loss of $187 thousand.

During the nine months ended September 30, 2022, we purchased a swaption contract for a one-year forward starting swap of $1.0 billion in notional amount with a 3.26% strike rate. We entered into two, pay-fixed-receive-floating, SOFR-based interest rate swaps during the quarter and nine months ended September 30, 2022 with a $885 million notional amount. The weighted average pay rate on our interest rate swaps at September 30, 2022 was 3.94% and the weighted average receive rate was 2.98%. The swaps had remaining maturity range of two years to five years and weighted average maturity of three years.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

We recorded Net unrealized losses on financial instruments at fair value of $44 million for the quarter ended September 30, 2023, as compared to Net unrealized gains on financial instruments at fair value of $7 million for the quarter ended June 30, 2023. Unrealized losses were due to higher market yields in the market, reducing market prices. Overall increases in market yields during the third quarter of 2023 was due to the market adjusting to higher rates for longer resulted in lower prices and more unrealized losses in the third quarter of 2023 as compared to the same period of 2022.

We recorded Net unrealized gains on financial instruments at fair value of $28 million for the nine months ended September 30, 2023, as compared to Net unrealized losses on financial instruments at fair value of $849 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023 changes in market value were not significant compared to the nine months ended September 30, 2022. The rate increases in 2022 and overall increased market yields resulted in significant increases in unrealized loss during the nine months ended September 30, 2022.

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

During the quarters ended September 30, 2023, and June 30, 2023 we sold some of our Agency CMBS investments as a part of our portfolio optimization efforts and realized a loss of $460 thousand and $22 million, respectively. During the nine months ended September 30, 2023 we recorded a realized loss of $27 million as we sold some our Agency CMBS investments. During the nine months ended September 30, 2022, we sold some of our Agency IO investments and realized a loss of $37 million.

Extinguishment of Securitized Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended September 30, 2023 and June 30, 2023, and nine months ended September 30, 2023 and September 30, 2022.

Securitized Debt Collateralized by Loans Held for Investment

We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended September 30, 2023. During the quarter ended June 30, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $212 million for $208 million. This transaction resulted in net gain on extinguishment of debt of $4 million.

During the nine months ended September 30, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. We did not acquire any securitized debt collateralized by loans held for investment during the nine months ended September 30, 2022.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2023	$12,641	0.38%	1.99%
For the Quarter Ended June 30, 2023	$22,604	0.65%	3.46%
For the Quarter Ended March 31, 2023	$22,678	0.66%	3.41%
For the Quarter Ended December 31, 2022	$28,599	0.85%	4.30%
For the Quarter Ended September 30, 2022	$17,177	0.50%	2.44%

The Compensation and benefit costs were approximately $7 million and $8 million for the quarters ended September 30, 2023, and June 30, 2023, respectively. The Compensation and benefit costs were approximately $25 million and $30 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease in Compensation and benefit costs were primarily driven by lower performance based compensation costs.

The general and administrative expenses were approximately $5 million and $6 million for the quarters ended September 30, 2023, and June 30, 2023, respectively. The general and administrative expenses were approximately $18 million and $16 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, and increased by $2 million. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $90 thousand and $8 million for the quarters ended September 30, 2023 and June 30, 2023 , respectively. The decrease in transaction expense for the quarter ended September 30, 2023 as compared to the quarter ended June 30, 2023 was driven by lower call and securitization activity. The transactions expenses were approximately $15 million and $13 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained relatively unchanged at $8 million and $8 million for the quarters ended September 30, 2023 and June 30, 2023, respectively. The servicing fees and asset manager expenses were $25 million and $27 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Earnings available for distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income excluding unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, realized gains or losses on the sales of investments, gains or losses on the extinguishment of debt, changes in the provision for credit losses, other gains or losses on equity investments, and transaction expenses incurred. Transaction expenses are primarily comprised of costs only incurred at the time of execution of our securitizations and certain structured secured financing agreements and include costs such as underwriting fees, legal fees, diligence fees, bank fees and other similar transaction related expenses. These costs are all incurred prior to or at the execution of the transaction and do not recur. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. We believe that excluding these costs is useful to investors as it is generally consistent with our peer groups treatment of these costs in their non-GAAP measures presentation, mitigates period to period comparability issues tied to the timing of securitization and structured finance transactions, and is consistent with the accounting for the deferral of debt issue costs prior to the fair value election option made by us. In addition, we believe it is important for investors to review this metric which is consistent with how management internally evaluates the performance of the Company. Stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (generally 36 months) rather than reported as an immediate expense.

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

	For the Quarters Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(16,268)	$17,586	$38,928	$78,716	$(204,583)
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	43,988	(6,954)	(64,592)	(112,026)	239,513
Net realized (gains) losses on sales of investments	460	21,758	5,264	39,443	37,031
(Gains) losses on extinguishment of debt	—	(4,039)	(2,309)	—	—
Increase (decrease) in provision for credit losses	3,217	2,762	3,062	3,834	(1,534)
Net unrealized (gains) losses on derivatives	(17)	(17,994)	8,551	10,171	(10,307)
Realized gains (losses) on derivatives	—	6,822	34,134	561	—
Transaction expenses	90	8,456	6,409	3,274	2,341
Stock Compensation expense for retirement eligible awards	(392)	(388)	2,141	(309)	(310)
Other investment (gains) losses	(2,381)	421	(117)	2,383	462
Earnings available for distribution	$28,697	$28,430	$31,471	$26,047	$62,613

GAAP net income (loss) per diluted common share	$(0.07)	$0.08	$0.17	$0.34	$(0.88)
Earnings available for distribution per adjusted diluted common share	$0.13	$0.12	$0.13	$0.11	$0.27

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Weighted average diluted shares - GAAP	226,734,643	233,867,501	235,201,614	234,240,836	231,750,422
Potentially dilutive shares (1)	1,997,547	—	—	—	2,425,579
Adjusted weighted average diluted shares - Earnings available for distribution	228,732,190	233,867,501	235,201,614	234,240,836	234,176,001
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 30, 2023 and 2022.

Our Earnings available for distribution for the quarter ended September 30, 2023 was $29 million, or $0.13 per average diluted common share, and increased by $267 thousand, or $0.01 per average diluted common share, as compared to $28 million, or $0.12 per average diluted common share, for the quarter ended June 30, 2023. Earnings available for distribution remained consistent with prior quarter.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2023	0.34%	10.40%	7.14%
For the Quarter Ended June 30, 2023	5.51%	10.24%	6.75%
For the Quarter Ended March 31, 2023	8.63%	10.45%	7.28%
For the Quarter Ended December 31, 2022	14.61%	11.56%	6.02%
For the Quarter Ended September 30, 2022	(26.47)%	14.81%	13.30%
Return on average equity decreased by 517 basis points for the quarter ended September 30, 2023, as compared to the quarter ended June 30, 2023. This decrease is driven primarily by higher unrealized asset pricing losses. Economic net interest income as a percentage of average equity increased by 16 basis points for the quarter ended September 30, 2023 as compared to the quarter ended June 30, 2023. Earnings available for distribution as a percentage of average common equity increased by 39 basis points for the quarter ended September 30, 2023 as compared to the quarter ended June 30, 2023.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2023, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the nine months ended September 30, 2023, on an aggregate basis, we purchased $1.3 billion of investments, sold $288 million of investments, and received $1.2 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2023 and December 31, 2022.

	September 30, 2023	December 31, 2022
Interest earning assets at period-end (1)	$12,579,247	$12,937,661
Interest bearing liabilities at period-end	$10,278,451	$10,614,049
GAAP Leverage at period-end	4.1:1	4.0:1
GAAP Leverage at period-end (recourse)	1.0:1	1.3:1
(1) Excludes cash and cash equivalents.

	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.4%	7.5%	8.1%	8.9%
Senior	3.9%	4.0%	5.4%	5.9%
Subordinated	2.3%	2.3%	2.1%	2.2%
Interest-only	1.2%	1.2%	0.6%	0.8%
Agency RMBS	0.1%	0.1%	0.1%	0.1%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	1.0%	3.3%	0.9%	3.2%
Project loans	0.9%	2.3%	0.8%	2.2%
Interest-only	0.1%	1.0%	0.1%	1.0%
Loans held for investment	91.5%	89.1%	90.9%	87.8%
Fixed-rate percentage of portfolio	96.6%	96.5%	96.1%	95.6%
Adjustable-rate percentage of portfolio	3.4%	3.5%	3.9%	4.4%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at September 30, 2023 and December 31, 2022. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,091,694	$45.58	$62.64	5.6%	17.0%	5.8%	5.2%	1.6%	1.8%	36.0%	2.7%
Subordinated	$588,224	$50.69	$45.41	3.7%	6.8%	6.6%	6.7%	1.3%	0.7%	20.3%	6.5%
Interest-only	$2,926,629	$5.44	$2.52	0.5%	5.5%	4.8%	5.2%	1.1%	0.9%	24.8%	1.6%
Agency RMBS
Interest-only	$395,197	$4.82	$3.52	0.1%	4.7%	11.3%	10.7%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$117,400	$101.54	$89.73	4.1%	4.0%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$481,488	$1.69	$1.76	0.6%	8.0%	—%	2.3%	N/A	N/A	N/A	N/A
Loans held for investment	$12,214,857	$98.36	$93.69	5.6%	5.4%	6.7%	6.8%	0.7%	0.7%	28.4%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%	5.2%	10.8%	1.4%	1.8%	34.5%	2.1%
Subordinated	$611,206	$49.34	$46.94	3.1%	6.8%	8.0%	14.1%	0.4%	0.4%	34.9%	6.6%
Interest-only	$3,114,930	$5.23	$3.17	0.7%	5.3%	5.4%	11.8%	1.0%	0.8%	38.2%	1.6%
Agency RMBS
Interest-only	$409,940	$4.58	$3.70	0.9%	5.0%	12.9%	17.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$302,685	$101.85	$95.62	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,669,396	$5.23	$4.73	0.7%	3.4%	1.8%	3.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,060,631	$98.50	$94.36	5.3%	5.2%	8.1%	12.0%	0.6%	0.8%	33.1%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Balance, beginning of period	$145,322	$157,253	$176,635	$207,812	$241,391
Accretion of discount	(9,022)	(10,620)	(11,663)	(11,128)	(12,989)
Purchases	(9)	—	—	—	—
Sales	—	—	—	(17,935)	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	10,961	(1,311)	(7,719)	(2,114)	(20,590)
Balance, end of period	$147,252	$145,322	$157,253	$176,635	$207,812

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

As discussed earlier, overall, the third quarter saw higher interest rates, increased volatility, and costs of financing that remained high. If these uncertainties become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $139 million and $265 million at September 30, 2023 and December 31, 2022, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $126 million from December 31, 2022 to September 30, 2023.

Our operating activities provided net cash of approximately $182 million and $299 million for the nine months ended September 30, 2023 and 2022, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $237 million and $431 million during the nine months ended September 30, 2023 and 2022, respectively.

Our investing activities provided cash of $175 million and $656 million for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.2 billion and from sale of our Agency MBS of $286 million. This cash received was offset in part by cash used on investment purchases of $1.3 billion, primarily consisting of Loans held for investment. During the nine months ended September 30, 2022, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $2.2 billion. This cash received was offset in part by cash used on investment purchases of $1.5 billion, primarily consisting of Loans held for investment of $1.4 billion, Agency MBS of $57 million and Non-Agency RMBS of $23 million.

Our financing activities used cash of $483 million and $1.3 billion for the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023, we primarily used cash for repayment of principal on our securitized debt of $1.5 billion, net payments on our secured financing agreements of $827 million, payment of common and preferred dividends of $208 million and payment for repurchase of our common stock of $33 million. This cash used was offset in part by cash received for issuance of securitized debt collateralized by loans of $2.0 billion. During the nine months ended September 30, 2022, we used cash for repayment of principal on our securitized debt of $1.5 billion, net payments on our secured financing agreements of $444 million, payment of common and preferred dividends of $290 million, and repurchase of our common stock of $49 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $1.0 billion.

Our recourse leverage was 1.0:1 and 1.3:1 at September 30, 2023 and at December 31, 2022, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. We currently have $467 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At September 30, 2023 and December 31, 2022, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	September 30, 2023			December 31, 2022
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$200,131	7.62%	6.23% - 8.17%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	490,698	6.57%	5.47% - 7.87%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	93,144	6.46%	6.31% - 7.16%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	84,854	6.54%	6.48% - 7.24%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	364,014	7.27%	6.42% - 7.85%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	192,722	6.67%	6.64% - 6.67%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	838,510	11.10%	9.07% - 13.98%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	367,619	5.11%	5.10% - 7.06%	382,839	5.14%	5.10% - 6.07%
Total	$2,631,692	7.99%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million and $1 million of deferred financing cost as of September 30, 2023 and December 31, 2022, respectively.

Average remaining maturity of Secured financing agreements secured by:
	September 30, 2023	December 31, 2022
Agency RMBS (in thousands)	N/A	17 Days
Agency CMBS (in thousands)	33 Days	25 Days
Non-Agency RMBS and Loans held for investment (in thousands)	436 Days	474 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have decreased on our secured financing agreements collateralized by Agency MBS, Non-Agency RMBS and Loans held for investments during 2023 as compared to 2022. At September 30, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.1% and Non-Agency RMBS and Loans held for investment was 25.2%. At December 31, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of September 30, 2023, we have entered into $1.2 billion of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of September 30, 2023 we have $307 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At September 30, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.5% and Non-Agency MBS and Loans held for investment was 8.1%. At December 31, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 4.7%, Agency CMBS was 4.5%, and Non-Agency MBS and Loans held for investment was 6.9%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2023 and December 31, 2022 was $368 million and $383 million, respectively. The fair value of collateral pledged was $401 million and $418 million as of September 30, 2023 and December 31, 2022, respectively. We carry this secured financing instrument at fair value of $340 million and $374 million as of September 30, 2023 and December 31, 2022, respectively. At September 30, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.11%. At September 30, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At September 30, 2023, the maturity on the secured financing agreements at fair value was four years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End September 30, 2023	$2,665,230	$2,603,911
Quarter End June 30, 2023	$2,932,424	$2,686,522
Quarter End March 31, 2023	$3,209,153	$3,195,322
Quarter End December 31, 2022	$3,123,400	$3,434,765
Quarter End September 30, 2022	$3,056,286	$2,820,931

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2023 and December 31, 2022, the carrying value of our total interest-bearing debt was approximately $10.3 billion and $10.6 billion, respectively, which represented a leverage ratio of approximately 4.1:1 and 4.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2023, we had secured financing agreements with 13 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of September 30, 2023 and December 31, 2022, we had $3.7 billion and $4.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds

Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and Treasury futures. The average remaining maturities on our interest rate swaps at September 30, 2023 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2023:

September 30, 2023
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	9	$1,681,083	$619,370
Japan	2	672,176	284,559
Canada	1	263,786	123,881
Netherlands	1	14,646	19
Total	13	$2,631,691	$1,027,829
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At September 30, 2023, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 11% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 379 days. The amount at risk with Nomura was $282 million. At December 31, 2022, we had amounts at risk with Nomura of 12% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura was $308 million.

At September 30, 2023, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarters ended September 30, 2023 and 2022. We repurchased 5.8 million shares of our common stock at an average price of $5.66 for a total of $33 million during the nine months ended September 30, 2023. We repurchased approximately 5.4 million shares of our common stock at an average price of $9.10 for a total of $49 million during the nine months ended September 30, 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of September 30, 2023.

In February 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of
Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and

RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. During the quarter and nine months ended September 30, 2023, and year ended December 31, 2022, we did not issue any shares under the at-the-market sales program.

During the quarter and nine months ended September 30, 2023, we declared dividends to common shareholders of $42 million and $138 million or $0.18 and $0.59 per share, respectively. During the quarter and nine months ended September 30, 2022, we declared dividends to common shareholders of $56 million and $212 million, or $0.23 and $0.89 per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.484375 and $1.453125 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

We declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively. We declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2022, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum.

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of our 8% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series B Preferred Stock”), 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”) and 8% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series D Preferred Stock,” and together with the Series B Preferred Stock and the Series C Preferred Stock, the “Preferred Stock”). In light of the applicability of the Act to the Preferred Stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the Preferred Stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, or (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

As of September 30, 2023, approximately 20 million shares were available for future grant under the Plan.

Grants of Restricted Stock Units, or RSUs
We did not grant any RSUs during the quarters ended September 30, 2023 and 2022. During the nine months ended September 30, 2023 and 2022, we granted RSU awards to employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age, is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 817 thousand RSU awards during the nine months ended September 30, 2023 with a grant date fair value of $5 million for the 2023 performance year. We granted 221 thousand RSU awards during the nine months ended September 30, 2022 with a grant date fair value of $3 million for the 2022 performance year.

Grants of Performance Share Units, or PSUs
We did not grant any PSUs during the quarters ended September 30, 2023 and 2022. PSU awards are designed to align compensation with our future performance. The PSU awards granted during the nine months ended September 30, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. For the PSU awards granted during the nine months ended September 30, 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return and share price performance compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share prices plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the PSU awards granted during the nine months ended September 30, 2022, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on the our Economic Return compared to a peer group. During the nine months ended September 30, 2023, we granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the nine months ended September 30, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

At September 30, 2023 and December 31, 2022, there were approximately 3.4 million and 3.6 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at September 30, 2023 and December 31, 2022. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,425,563	$838,510	$367,619	$—	$2,631,692
Securitized debt, collateralized by Non-Agency RMBS	311	379	—	81	771
Securitized debt at fair value, collateralized by Loans held for investment	1,488,382	2,416,199	1,802,768	2,806,476	8,513,825
Interest expense on MBS secured financing agreements (1)	25,225	7,760	1,670	—	34,655
Interest expense on securitized debt (1)	272,683	416,901	278,999	290,737	1,259,320
Total	$3,212,164	$3,679,749	$2,451,056	$3,097,294	$12,440,263
(1) Interest is based on variable rates in effect as of September 30, 2023.

December 31, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,329,284	$731,308	$382,838	$—	$3,443,430
Securitized debt, collateralized by Non-Agency RMBS	640	523	71	92	1,326
Securitized debt at fair value, collateralized by Loans held for investment	1,636,544	2,535,642	1,733,022	1,949,240	7,854,448
Interest expense on MBS secured financing agreements (1)	28,915	6,147	1,750	—	36,812
Interest expense on securitized debt (1)	208,059	307,001	187,281	176,580	878,921
Total	$4,203,442	$3,580,621	$2,304,962	$2,125,912	$12,214,937
(1) Interest is based on variable rates in effect as of December 31, 2022.

Not included in the table above are the unfunded construction loan commitments of $5 million and $9 million as of September 30, 2023 and December 31, 2022, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of September 30, 2023, we have funded $46 million towards that commitment, leaving an unfunded commitment of $29 million.

Capital Expenditure Requirements

At September 30, 2023 and December 31, 2022, we had no material commitments for capital expenditures.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Balance, beginning of period	$80,532	$79,875	$89,234	$103,394	$91,187
Realized losses	(1,727)	(2,445)	(2,293)	(3,063)	(1,517)
Accretion	2,576	2,765	2,949	3,133	2,588
Losses on purchases	6	—	—	—	—
Losses on sold/paid-off	95	—	—	(4,444)	—
Increase/(decrease)	(246)	337	(10,015)	(9,786)	11,136
Balance, end of period	$81,236	$80,532	$79,875	$89,234	$103,394

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Balance, beginning of period	$254,354	$285,823	$321,017	$285,174	$315,299
Realized losses	(8,200)	(10,281)	(7,992)	(11,023)	(8,127)
Accretion	3,444	3,554	3,650	3,715	3,989
Losses on purchases	—	—	404	7,677	—
Increase/(decrease)	1,404	(24,742)	(31,256)	35,474	(25,987)
Balance, end of period	$251,002	$254,354	$285,823	$321,017	$285,174

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our certain adjustable-rate mortgage loans in our securitizations are based on LIBOR, as are some classes of our preferred stock. On March 5, 2021, the United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, or IBA, indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based adjustable-rate mortgage loans have been converted to an equivalent SOFR-based rates plus the appropriate spread adjustment as of July 1, 2023.

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

We have evaluated the impact of the Act on our adjustable-rate mortgage loan investments covered by the legislation including the impact on certain classes of our outstanding fixed-to-floating preferred stock and determined that LIBOR transition to SOFR-based rates had no material impact on our financial statements.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2023 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2023
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	3.00%	7.09%
-50 Basis Points	1.76%	3.45%
Base Interest Rate	—	—
+50 Basis Points	(1.53)%	(3.19)%
+100 Basis Points	(2.58)%	(6.16)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2023. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2023
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$549,482	$—	$—	$12,047,168	$12,596,650
Cash equivalents	138,591	—	—	—	138,591
Total rate sensitive assets	$688,073	$—	$—	$12,047,168	$12,735,241

Rate sensitive liabilities	3,897,310	731,709	2,653,336	2,997,792	10,280,147
Interest rate sensitivity gap	$(3,209,237)	$(731,709)	$(2,653,336)	$9,049,376	$2,455,094

Cumulative rate sensitivity gap	$(3,209,237)	$(3,940,946)	$(6,594,282)	$2,455,094

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(25)%	(31)%	(52)%	19%

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

Cybersecurity Risk

We have a suite of information security controls including enterprise technology hardware and software solutions, security programs such as cybersecurity risk assessment and tabletop exercise specific to our industry, testing of the resiliency of our systems including penetration and disaster recovery tests to continually improve our Business Continuity program against ever-changing threat landscape. We have established an incident response plan and team to take steps it determines are appropriate to contain, mitigate and remediate a cybersecurity incident and to respond to the associated business, legal and reputational risks. Our round-the-clock Security Operation Center actively monitors suspicious activities including tactics, techniques, or procedures related to state-sponsored threat actors and associated groups. Our cybersecurity user awareness program provides regular training sessions on cybersecurity risks and mitigation strategies. We assess our cybersecurity risk awareness, prevention, detection, response and recovery capabilities against industry standard frameworks and maturity models. In addition, we periodically perform an independent third-party cybersecurity maturity assessment of our systems, policies and procedures focused on the National Institute of Standards and Technology, or NIST, Cybersecurity Framework and the SEC's Office of Compliance Inspections and Examinations, or OCIE cybersecurity guidance. The most recent review noted positive findings as well as a few low-risk recommendations which have been implemented to further improve our cyber security maturity level.

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management (“ERM”) designed to assess and manage risk to achieve our strategic goals. The “First Layer of Defense” consists of assessing key risks indicators (“KRIs”) facing each respective business unit within the Company. Our risk management unit is an independent group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to understand, monitor, manage and escalate risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes Oxley (“SOX”). The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third-party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to our audit committee.

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the third quarter of 2023.

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

The Company did not repurchase any of its common stock during the quarter ended September 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of September 30, 2023.

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
Date: November 2, 2023

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
of the registrant)
Date: November 2, 2023