Form 10-K
period 2023-12-31
CHIMERA INVESTMENT CORP
filed 2024-02-29
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED:  December 31, 2023

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
Yes ☐ No ☑

At June 30, 2023, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,284,354,507 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2024 was 241,361,867.

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

We use leverage to increase potential returns from our investments. Subject to maintaining our REIT status and exemption from registration under the 1940 Act, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

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

During 2023, we focused our investment activities primarily on acquiring and securitizing pools of residential mortgage loans and, when we believed market or other conditions were favorable, exercising call options on existing securitizations to acquire the underlying mortgage loans and use additional securitization to re-finance those called mortgage loans. During 2024, we expect to continue acquiring and securitizing mortgage loans as well as calling our existing securitizations depending on market conditions. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, or the Risk Retention Rules, which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing or related sectors” discussion in Item 1A “Risk Factors” section for more details. We generally finance these subordinate securities with secured financing agreements. The securities we do not retain are typically sold through securities underwriters. Other than the Risk Retention Rules, there is no limit on the amount we may retain of these below-investment-grade subordinate certificates. As discussed below, during 2023 our use of leverage with respect to the retained securities from the securitizations we sponsored remained low and we have entered into several new non-mark-to-market facilities to finance these retained securities.

In addition, we have purchased and expect to continue to purchase business purpose loans. We believe these business purpose loans strengthened our portfolio in 2023 because they are short duration assets and have a high average coupon, providing an attractive risk reward profile in times of rate volatility. Currently, we do not use term securitization to finance business purpose loans because of their short duration. We currently finance these loans using repurchase facilities, but we may look to finance these loans with revolving securitization structures in the future.

In 2024, in addition to our securitization and business purpose loan activities, we will explore opportunities to increase our Agency MBS portfolio. We have also financed and may continue to finance a portion of our loan portfolio with long-term secured financing facilities rather than securitization until the securitization market improves once the Fed begins rate cuts.

Our Securitization Programs

We currently have the following five securitization programs:

•Our “R” program, our most active program, securitizes seasoned reperforming mortgage loans, whether newly acquired from a third party or upon the exercise of a call option, in a Real Estate Mortgage Investment Conduit, or REMIC, transaction;
•Our “NR” program securitizes seasoned residential mortgage loans that are not eligible to be securitized in REMIC, transactions;
•Our “I” program securitizes Non-Agency eligible investor mortgage loans;
•Our “J” program securitizes jumbo prime residential mortgage loans; and
•Our “INV” program securitizes Agency-eligible investor mortgage loans.

We did not sponsor any securitizations under our “J” and “INV” programs during the year ended December 31, 2023.

“R” and “NR” Non-Rated Programs. The securities issued in our “R” and “NR” securitizations are generally not rated and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. During 2023, we sponsored four “R” securitizations and two “NR” securitization. We are generally required under GAAP to consolidate the assets and liabilities of the “NR” and “R” securitization entities for financial reporting purposes. Each of the consolidated entities is independent of us and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor or depositor) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

“I” Programs. The securities issued in our “I” securitizations are rated by one or more nationally recognized statistical ratings organizations, or NRSRO, and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. We are generally required under GAAP to consolidate the assets and liabilities of the “I” securitization entities for financial reporting purposes. We sponsored two securitization under our “I” securitization program.

The table below sets forth certain information about our “R”, “NR” and the “I” securitizations we completed during the year ended December 31, 2023.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
	(dollars in thousands)
CIM 2023-R1	585,718	512,503	73,215	529,930	456,713	73,215
CIM 2023-NR1	134,016	97,161	36,855	112,401	75,706	36,695
CIM 2023-R2	447,384	364,841	82,543	411,467	328,913	82,543
CIM 2023-I1	236,161	205,578	30,583	220,543	189,960	30,583
CIM 2023-NR2	66,661	48,328	18,333	59,315	41,896	17,419
CIM 2023-R3	450,834	394,479	56,355	422,026	365,626	56,355
CIM 2023-R4	393,997	343,368	50,629	371,149	320,507	50,629
CIM 2023-I2	238,530	202,750	35,780	225,752	189,972	35,780
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

Our Investment Portfolio

At December 31, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS. At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS. As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we reduced some of our Agency MBS positions during 2023.

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

Our investor loans are loans to individuals securing non-primary residences as well as to individuals or businesses who rent the residential properties secured by such loans. We acquire pools of such loans which are eligible for sale to one of the Agencies as well as pools of loans which are not eligible for such sales. In both cases, we securitize the investor loans as part of our loan securitization program.

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

Agency CMBS

The Agency CMBS we acquire are Ginnie Mae Construction Loan Certificates, or CLCs, and the resulting project loan certificates, or PLCs, when the construction project is complete. Each CLC is backed by a single multifamily property or health care facility. The investor in the CLC is committed to fund the full amount of the project; however, actual funding occurs as construction progresses on the property. Before each construction advance is funded, it is insured by the Federal Housing Administration, or the FHA, and issued by Ginnie Mae. The principal balance of the CLC increases as payments by the investor fund each construction advance. Each Ginnie Mae approved mortgage originator must provide the Agency with supporting documentation regarding advances and disbursements before each construction advance is issued by Ginnie Mae. We also review this documentation prior to funding each Ginnie Mae guaranteed advance. Upon completion of the construction project, the CLC is replaced with a PLC. Ginnie Mae guarantees the timely payment of principal and interest on each CLC and PLC. This obligation is backed by the full faith and credit of the United States.

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

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition. Our investment committee periodically reviews our compliance with the investment guidelines. Our Board of Directors and its committees also review our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at regularly scheduled risk and audit committee meetings.

Our Board of Directors and its committees have adopted the following guidelines for our investments and borrowings:

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

Our Financing Strategy

We use leverage to increase potential returns to our stockholders. We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2023 and 2022, our ratio of debt-to-equity was 4.0:1 . For purposes of calculating this ratio, our equity is equal to the Total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of securitized debt and secured financing agreements.

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

We maintain a portion of our financing in non-mark-to-market facilities and mark-to-market holiday facilities (meaning, the market value of the collateral must drop below a threshold before a lender can issue a margin call) to finance a portion of our non-Agency RMBS, including risk retention securities. The percentage of our financing allocated to such facilities will vary depending on market conditions. We believe that non-mark-to-market facilities will continue to be a material portion of our financing strategy.

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

Operational and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we must comply with the requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders. As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation. We have granted waivers to two mutual funds to own certain classes of our preferred stock above the 9.8% limitation. Also, we have elected to treat certain of our subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary, or QRS, cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal income tax.

1940 Act Exclusion

We continue to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the 1940 Act. Section 3(a)(1)(A) of the 1940 Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the 1940 Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (the “40% test”). Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exclusion from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the 1940 Act.

If the value of securities issued by our subsidiaries that are excluded from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the 1940 Act, together with any other investment securities we own, exceeds the 40% test under Section 3(a)(1)(C) of the 1940 Act, or if one or more of such subsidiaries fail to maintain an exclusion or exception from the 1940 Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company or (b) to register as an investment company under the 1940 Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions. See “Risk Factors - Risks Related to Regulatory, Accounting and Our 1940 Exemption - Loss of our 1940 Act exemption would adversely affect us and negatively affect the market price of shares of our capital stock and our ability to distribute dividends.”

Licenses

While we are not required to obtain licenses to purchase mortgage-backed securities, the purchase and sale of residential mortgage loans in the secondary market may, in some circumstances, require us to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not directly engage in loan servicing ourselves and do not expect to do so. As of December 31, 2023, we hold all required licenses or exempt status through two of our wholly owned subsidiaries in 22 states.. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses and exemption statuses. Our failure to obtain or maintain required licenses or exemption statuses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims. In one or more states, in lieu of relying on such licenses, we may contribute our acquired residential mortgage loans to one or more trusts in which we or our subsidiaries hold beneficial interests; title to these residential mortgage loans may be held by one or more federally-charted banks as trustee, which may be exempt from state licensing requirements. There can be no assurance that the use of the trusts will satisfy an exemption from licensing requirements because regulatory agencies may adopt different interpretations of applicable laws.

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

At December 31, 2023, we had 39 employees, all of whom were full-time. We believe that diversity and inclusion are conducive to a stronger workplace and better decision making. As of December 31, 2023, 72% of our workforce was either gender or racially diverse. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

Competition

Our net income depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring real estate-related assets, we compete with other mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, exchange traded funds, mutual funds, institutional investors, investment banking firms, financial institutions, hedge funds, governmental bodies (including the U.S. Federal Reserve) and other entities. Many of our competitors are significantly larger than we are, have access to greater capital and other resources and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

Available Information

Our investor relations website is www.chimerareit.com. We make available on the website under “Filings & Reports,” free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports and investor presentations on Form 8-K and any other reports that we file with the Securities and Exchange Commission, or SEC, (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of or incorporated by reference into this Annual Report on Form 10-K. In addition, all our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2023 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Summary Risk Factors

Risks Related to Financing

•Our inability to access funding, including through the capital markets, or the terms on which such funding is available could have a material adverse effect on our financial condition.
•An increase in our borrowing costs relative to interest income may materially adversely affect our profitability.
•Volatile market conditions may result in a decline in the market value of our assets, which may result in margin calls that may force us to sell assets, which may materially adversely affect our liquidity and profitability.
•Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage, which may materially adversely affect our liquidity, results of operations or financial condition.
•Failure to effectively manage our liquidity would adversely affect our results and financial condition.

Risks Related to Hedging

•Hedging against interest rate exposure may not be successful and may adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.
•Hedging instruments may present various concerns, including illiquidity, enforceability, and counterparty risks, as well as expose us to contingent liabilities which could adversely affect our business and results of operations.
•Clearing facilities or exchanges upon which our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

Risks Associated with Our Investments

•Interest rate fluctuations may lead to reduced earnings and increased volatility in our earnings.

•The current inversion of the yield curve has caused and may continue to cause differences in timing of interest rate adjustments on our interest earning assets and our borrowings, which may continue to adversely affect the net interest spread.
•The impact of inflation may adversely affect our financial performance.
•A significant portion of our investments are in the most subordinated Non-Agency RMBS, making us the first-loss security holder.
•A significant portion of the RMBS we acquire through securitization is subject to the U.S. credit risk retention rules.
•We have a significant amount of investments in Non-Agency MBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses.
•The nature of the mortgage loans we acquire and that underlie the MBS we acquire exposes us to credit risk that could negatively affect the value of those assets and investments.
•Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
•A significant portion of our Non-Agency MBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by adverse events in those markets.
•We may change our investment strategy, asset allocation, or financing plans without stockholder consent.
•Changes in the fair values of our assets, liabilities, and derivatives can reduce earnings, increase earnings volatility, and create volatility in our book value.
•Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.
•Any deterioration or uncertainty in market conditions for mortgages and mortgage-related assets, as well as in broader U.S. and global economic and geopolitical conditions, could have a material adverse effect on us.

Risks Associated with Our Operations

•Through certain of our wholly-owned subsidiaries we may from time to time engage in securitization transactions relating to residential mortgage loans, which may expose us to potentially material risks.
•Our ability to profitably execute future securitization transactions may be negatively impacted by adverse market conditions.
•Competition may affect ability and pricing of our target assets.
•The loss of any executive officer or key employee may materially adversely affect our business.
•Risks related to servicers and other third-parties, including their ability to perform their services at a high level and comply with applicable laws, and the use of third-party analytical models and data.
•The expanding body of regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance.
•We are dependent on information systems and their failure, including through cyber-attacks, could significantly disrupt our business.

Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption

•Our business is subject to extensive regulation.
•There is no assurance we will be able to obtain various state licenses to purchase mortgage loans.
•Our GAAP financial results may not be an accurate indicator of taxable income and dividend distributions.
•Changes in accounting rules could impact us negatively.
•Loss of our 1940 Act exemption would negatively affect our share price, our ability to distribute dividends, and us generally.
•We have an indirect ownership interest in a registered investment adviser.

U.S. Federal Income Tax Risks and Risk Related to Our REIT Status

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
•We may be subject to adverse tax changes that could reduce the market price of our capital stock.

Risks Related to Our Organization and Structure

•Certain provisions of Maryland Law, of our charter, and of our bylaws may inhibit potential acquisition bids that stockholders may consider favorable, and may affect the market price of our capital stock.
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
•The declaration, amount and payment of future cash dividends on our common stock are subject to uncertainty.
•Capital stock eligible for future sale may have adverse consequences for investors and on our share price.
•Future offerings of debt and equity securities may adversely affect the market price of our capital stock.
•There is a risk that stockholders may not receive dividend distributions, or those dividend distributions may decrease over time.
•Dividends payable by REITs generally do not qualify for the reduced tax rates available for some dividends.
•Shares repurchased under our share repurchase program may not benefit stockholders.
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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. Historically, we relied primarily on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities. In an effort to be less impacted by market dislocations, we have moved some of our financing to longer-term mark-to-market financing and longer-term non-market-to-market and limited mark-to-market financing which is more expensive than traditional short-term mark-to-market financing. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. Starting in 2022, the Federal Reserve adopted monetary policies designed to address a rapid acceleration of inflation, raising the federal funds rates multiple times starting in 2022 and through a portion of 2023, and may do so again in the future, which could impact our borrowing costs and our ability to invest generally. During a period of rising interest rates and flattening or inverted yield curves such as the current market, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our investments. As these events occurred in 2023 and 2022, and are continuing, we have and may continue to experience an increase in our interest expense.

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

Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. For example, in response to the changes in rates and margins calls we received during the first months of the COVID-19 pandemic, in 2020, we entered into several non-mark-to-market and mark-to-market holiday financing facilities. Similarly, in 2023 and 2022, as the Federal Reserve increased interest rates we added more non-MTM facilities. These facilities typically have higher interest rates and cash trapping provisions which reduce the net cash we receive from these levered assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

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

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2023 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.) Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2023, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 17% of our equity related to the collateral posted on secured financing agreements. In addition, generally, if we default on a repurchase transaction the counterparty could liquidate the assets and use the proceeds to repay the amounts it is owed. If the amount received from the sale is equal to or less than the amount owed, we will incur a loss equal to the haircut and the counterparty has recourse to us to repay any remaining deficiency. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties on our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

•Our financing facilities may contain covenants that restrict our operations. Certain financing facilities we may enter into contain restrictions, covenants, and representations and warranties that, among other things, require us to satisfy specified financial, asset quality, loan eligibility, and loan performance tests. If we fail to meet or satisfy any of these covenants or representations and warranties, we would be in default under these agreements and our lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective rights against collateral pledged under such agreements, and restrict our ability to make additional borrowings. Certain financing agreements may contain cross-default provisions by a guarantor so that if a default occurs under any guaranty agreement, the lenders under our other financing agreements could also declare a default under their respective agreements. Further, under our mark-to-market agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash. These restrictions may interfere with our ability to obtain financing or to engage in other business activities, which may have a significant negative impact on our business, financial condition, liquidity and results of operations. A default and resulting repayment acceleration could significantly reduce our liquidity, which could require us to sell our assets to repay amounts due and outstanding whether or not the prices and terms of such sales are favorable to us. This could also significantly harm our business, financial condition, results of operations, and our ability to make distributions, which could cause the value of our stock to decline. A default will also significantly limit our financing alternatives such that we will be unable to pursue our leverage strategy, which could lower our investment returns.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2023, we had amounts outstanding under repurchase agreements with 12 separate lenders. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in us reducing exposure to certain lenders to mitigate credit risk or our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sale prices than ordinary market sales made in normal market conditions. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which would adversely affect our earnings.

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

•the party owing money in the hedging transaction may default on its obligation to pay; and
•the value of derivatives used for hedging may be adjusted from time to time in accordance with accounting rules to reflect changes in fair value with downward adjustments, or “mark-to-market losses,” reducing our stockholders’ equity;
•during periods of high volatility we may need to post significant cash collateral, which may limit our ability to invest and deteriorate liquidity.

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

Risks Associated with Our Investments

Interest rate fluctuations, including as a result of the Federal Reserve's monetary policy may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility, such as the changes that have occurred during 2023 and may continue to occur as the Federal Reserve's interest rate policies in response to inflation continue to affect the financial markets, have had, and may continue to have, negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. Changes in interest rates may harm the credit performance of our assets. We may seek to hedge a majority of, but not all interest rate risks. Our hedging may not work effectively, and we may change our hedging strategies or the degree or type of interest rate risk we assume.

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

The current inversion of the yield curve has caused and may continue to cause differences in timing of interest rate adjustments on our interest earning assets and our borrowings, which has and may continue to adversely affect the net interest spread we earn on our assets.

Our investment portfolio contains a significant allocation to MBS, as well as Residential Loans. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, short-term interest rates are lower than longer-term interest rates, and an investment in such assets will generally decline in value if long-term interest rates increase. Declines in market value may ultimately reduce earnings or result in losses to us, which may negatively affect cash available for distribution to our stockholders. If short-term interest rates continue to, as has occurred in 2023, exceed longer-term interest rates (a yield curve inversion), our borrowing costs may exceed our interest income and we could incur operating losses. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. A significant risk associated with our target assets is the risk that both long-term and short-term interest rates will increase significantly, as occurred during 2023. To the extent long-term rates increase significantly, the market value of these investments will decline, and the duration and weighted average life of the investments will increase. At the same time, an increase in short-term interest rates will increase the amount of interest owed on the repurchase agreements we enter into to finance the purchase of our investments. Additionally, a yield curve inversion may significantly influence the pace and volume of activity in securitization market, which may impact the profitability of any securitization transaction we perform.

The impact of inflation may adversely affect our financial performance.

Inflation by some measures remained elevated since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance. Persistent high inflation during the first half of 2023 and throughout 2022 continued to put pressure on the Federal Reserve to raise its benchmark interest rates at a faster pace than previously estimated. The Federal Reserve responded by undertaking a series of rate hikes throughout 2023 and 2022, which brought the Federal Funds Rate to a range of 5.25% to 5.50%, the highest level since 2008. As a result, mortgage rates continued to surge reaching the highest level in more than 15 years causing more home buyers to pull back from the market. This has negatively impacted both the primary and secondary markets for residential mortgages. As the Federal Reserve lifts the Federal Funds Rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income, if the curve continues to flatten or even invert, or if Federal Reserve finds itself falling behind on inflation and more aggressively tightens their current projections, our results of operations, financial condition and business could be materially adversely impacted.

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

A significant part of our business and growth strategy is to engage in securitization transactions to finance the acquisition of residential mortgage loans. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the mortgage-backed securities issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5%, or the Required Credit Risk. We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (such date, the Sunset Date). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financing condition. Thus, the Risk Retention Rules materially limit our ability to sell and hedge a portion of our RMBS that we acquire through our securitizations and subjects us to the credit risk related to the retained RMBS that we otherwise may have sold.

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

A significant portion of our Non-Agency MBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters including natural disasters exacerbated by climate change, terrorist events, regulatory changes, or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, New York and Florida. For further information on the geographic concentration of our investments see Note 3 and Note 4 to the consolidated financial statements within this 2023 Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency MBS and residential loan investments and the risk of loss upon liquidation of these assets. This could have a material adverse effect on our Non-Agency MBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

In addition, the occurrence of a natural disaster or a terrorist attack may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or Loans held for investments. Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, high winds, severe flooding and mudslides, the frequency and intensity of which may be indicative of the impact of climate change. The impacts of climate change, which are expected to persist and worsen in the future, could have a more significant localized effect in the areas where our borrowers are concentrated, resulting in a disproportionate impact on us. Because certain natural disasters such as hurricanes or certain flooding are not typically covered by the standard hazard insurance policies maintained by borrowers, or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages. This would cause defaults and credit loss severities to increase.

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

We may change our investment strategy, asset allocation, or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2023 Form 10-K.

A change in our investment strategy or financing plans may increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2023 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to in our business and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we will be exposed to the risk that those assets, or income generated by those assets or businesses, will affect our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, it could have an adverse effect on our business, results of operations and financial condition.

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

We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this 2023 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in this 2023 Form 10-K.

Any deterioration or uncertainty in market conditions for mortgages and mortgage-related assets, as well as in broader U.S. and global economic conditions, which may be impacted by domestic and global geopolitical instability, could materially adversely affect our business and financial condition.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, as well as the broader financial markets and the economy generally. In addition, concerns over actual or anticipated low economic growth rates, higher levels of unemployment, a reduction in housing market activity or uncertainty regarding future U.S. monetary policy may contribute to increased interest rate volatility and a decline in business volume. A reduction in our business volume can reduce our net interest income and adversely affect our financial results.

Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. To the extent global economic conditions negatively affect the U.S. economy, they also could negatively affect the credit performance of the loans in our investment portfolio. Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest also could affect growth and financial markets, further increasing inflationary pressure and interest rates, as well as negatively affecting economic growth and result in disruptions in the financial markets.

In addition, in January 2023, the outstanding debt of the United States reached the statutory debt limit and the U.S. Treasury Department had to take extraordinary measures to prevent the United States from defaulting on its obligations. Although the Fiscal Responsibility Act of 2023 brought the 2023 debt ceiling crisis to an end, there is no assurance that the United States will not face another debt ceiling crisis in the future, which if unaddressed, could cause significant harm to the U.S. economy and global financial stability.
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

Our ability to profitably execute or participate in future securitization transactions depends, in part, on our ability to compete with other purchasers of residential mortgage loans and the cost and availability of short-term debt, which may be negatively impacted by adverse market conditions beyond our control.

A significant part of our business and growth strategy is to engage in various securitization transactions related to residential mortgage loans. There are many factors that can have a significant impact on whether a securitization transaction is profitable to us or result in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. The cost and availability of the short-term debt we use to finance our mortgage loan before securitization impacts the profitability of our securitization transactions. This short-term debt cost is affected by several factors including its availability to us, its interest rate, its duration, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

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

We operate in a highly competitive market for investment opportunities. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices. In acquiring our target assets, we compete with a variety of institutional investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, commercial finance and insurance companies and other financial institutions. Many of our competitors are substantially larger and have considerably greater financial, technical, technological, marketing and other resources than we do. Other REITs with investment objectives that overlap with ours may elect to raise significant amounts of capital, which may create additional competition for investment opportunities. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the 1940 Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, competition for investments in our target assets may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, desirable investments in our target assets may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process, such as those adopted during the COVID-19 pandemic. Certain mortgage lenders and third party servicers may also voluntarily, or as part of settlements with law enforcement authorities, establish loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. The foregoing matters may cause our business, financial condition, results of operations and ability to pay dividends to be adversely affected.

We are dependent on information systems, including those of third parties, and their failure, including through a cyber-attack, could significantly disrupt our business or result in the disclosure or misuse of confidential or other information, including personal information, which could damage our reputation, result in regulatory sanctions, subject us to litigation and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition.

Our business is highly dependent on our information and communications systems. These information and communications systems include hardware, software and cloud-based solutions. Our business is also highly dependent on the information and communications systems of third parties with whom we do business or that facilitate our business activities, including clearing agents, mortgage servicers, trustees, business counterparties, technology service providers and financial intermediaries. Our relationships with certain of these third-parties allow for the external storage and processing of our information, including personal information, and counterparty and borrower information, including on cloud-based systems. In addition, third parties may also share their confidential information, including personal information, with us, which information may be processed and stored in, and transmitted through, our computer systems and networks.

We may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used in cyber attacks are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. Cyber-attacks can occur and persist for an extended period of time without detection. Investigations of cyber-attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. These and other challenges could further increase the costs and consequences of a cyber-attack and may inhibit our ability to provide rapid, complete and reliable information about a cyber-attack to our business partners, counterparties and regulators, as well as the public.

Any failure or interruption of our systems or those of key third parties or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our business or result in the disclosure or misuse of confidential or other information, including personal information, which could damage our reputation, result in regulatory sanctions and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition. Cyber criminals are now deploying sophisticated techniques to conduct more advanced and persistent attacks. We have been and continue to be the target of such attacks. From time to time, third parties with whom we do business have experienced data breaches or other cybersecurity incidents. Such attacks, as well as an actual or perceived failure by us or third parties to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition. We cannot assure you that our cybersecurity control and response plans will be sufficient to prevent or mitigate all potential risks of cybersecurity threats and incidents. Especially due to the current hybrid working environments, where more of our personnel are spending more time working from home, than they did prior to the COVID-19 pandemic, there is an elevated risk of such events occurring.

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

In response to the COVID-19 pandemic, wide-ranging legal protections for homeowners, including foreclosure moratoria and forbearance provisions, were enacted including through the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act), which was signed into law on March 27, 2020, and rules and letters issued by the FHA and the CFPB. Availability for foreclosure and forbearance protections for borrowers with federally backed mortgage loans, regardless of delinquency status, were extended multiple times. If the COVID-19 pandemic resurges or another public health crisis breaks out in the future, similar measures may be reenacted, which could adversely affect our business, results of operations and financial condition.

In addition, certain court rulings may call into question the CFPB’s authority and other rules promulgated during CFPB’s self-funding structure; for example, in October 2022, the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. The Community Financial case is still pending before the Supreme Court. It is unclear yet what impact these rulings may have on the mortgage lending markets but they may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or Qualifying Real Estate Assets, and at least 80% of our assets in Qualifying Real Estate Assets plus real estate-related assets. The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act. If the SEC determines that any of our subsidiaries’ securities are not Qualifying Real Estate Assets or real estate-related assets or otherwise believes such subsidiary does not satisfy the exemption under Section 3(c)(5)(C) of the 1940 Act, we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) of the 1940 Act which excludes from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in a business, among others, described in Section 3(c)(5)(C) of the 1940 Act (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or additional businesses other than investing, reinvesting, owning, holding or trading in securities. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

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

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance from the Division of Investment Management of the SEC regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for our shares of capital stock.

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

U.S. Federal Income Tax Risks and Risks Related to Our REIT Status

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

•Unsolicited Takeovers: The “unsolicited takeover” provisions of Maryland law, permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect to be subject to any or all of five provisions, including a classified board, a two-thirds vote requirement for removing a director, a requirement that the number of directors be fixed only by vote of the directors, a requirement that a vacancy on the board be filled only by the remaining directors and for the remainder of the full term of the class of directors in which the vacancy occurred, and majority requirement for the calling of a special meeting of stockholders. In addition, through provisions in our charter and Bylaws unrelated to this statute, we (i) require, unless called by the chairman of our Board of Directors, our chief executive officer, our president or our Board of Directors, the request of stockholders entitled to cast not less than a majority of all the votes entitled to be cast at the meeting to call a special meeting of stockholders, (ii) require that the number of directors be fixed only by our Board of Directors, (iii) have a classified board and (iv) have a two-thirds vote requirement for the removal of a director. We have elected in our charter to be subject to the provision whereby any vacancy on the board is filled only by a vote of the remaining directors (whether or not they constitute a quorum) for the remainder of the full term of the directorship in which the vacancy occurred and until a successor is duly elected and qualifies. These provisions may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring, or preventing a change in control of us under the circumstances that otherwise could provide the holders of shares of common stock with the opportunity to realize a premium over the then current market price.

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

The market price of shares of our capital stock, including our common and preferred stock, may be highly volatile and could be subject to wide fluctuations. A variety of factors may influence the price of our common and preferred stock in the public trading markets. For example, some investors may perceive REITs as yield-driven investments and compare the annual yield from dividends by REITs with yields on various other types of financial instruments. An increase in market interest rates may lead purchasers of stock to seek a higher annual dividend rate from other investments, which could adversely affect the market price of the stock. Also, the trading volume in shares of our capital stock may fluctuate and cause significant price variations to occur. We cannot assure you that the market price of shares of our capital stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our shares of common and preferred stock include those set forth in this Item 1A. “Risk Factors” section.

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

We cannot guarantee that any share repurchase program will be fully consummated or will enhance long-term stockholder value, and share repurchases could increase the volatility of our stock prices and could diminish our cash reserves.

We may engage in share repurchases of our common stock and preferred stock from time to time in accordance with authorizations from the Board of Directors. Our repurchase program does not have an expiration date and does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our share repurchases could affect our share trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have a risk management process and strategy in place for assessing, identifying, and managing material risks from cybersecurity threats. Our cybersecurity risk management framework is closely aligned with the National Institute of Standards and Technology (“NIST”)’s Cybersecurity Framework (“CSF”) and is incorporated into our enterprise risk management process, information systems, vendor engagement process and employee training programs. We focus on people, processes and technology to build a defensive posture against cybersecurity threats that minimizes disruption to our business while maximizing the security and resiliency of the organization.

We focus on people because we believe that one of the first lines of defense is our employees. All new employees are required to complete cybersecurity training. In addition, we provide quarterly cybersecurity training to existing employees, conduct simulated phishing tests, and perform security awareness proficiency assessments to create more effective and targeted training campaigns to strengthen the human firewall. Our employees are required to annually re-affirm adherence to company-wide IT and related policies designed to secure a safe information and communications systems environment. As part of our cybersecurity risk management process, we also conduct third-party led tabletop exercises to practice and prepare to respond to a confirmed or suspected security incident and to highlight any areas for potential improvement.

We focus on process, which includes policies, procedures and governance structures designed to help us identify, assess and response to cybersecurity risks. We have a written cybersecurity framework that closely aligns with NIST’s CSF. In addition, we maintain a cyber incident response plan to facilitate our response to cybersecurity incidents and formed an Incident Response Team composed of the Chief Information Security Officer, the Chief Legal Officer, the Chief Operating Officer, the Chief Risk Officer, the Head of Investor Relations, and the Associate General Counsel. The foregoing officers also include within their working teams, non-management employees who are best positioned to identify, assess, respond to and galvanize both internal and third-party resources necessary in the event of a cybersecurity incident. We test the resiliency of our systems through penetration and disaster recovery tests to continually improve our business continuity plan against an ever-changing threat landscape, create redundancies where appropriate for the protection of the Company’s assets, have engaged a security operations center to provide 24/7 monitoring of our environment to detect and respond to suspicious activities in the network, and have cybersecurity insurance. We periodically perform an independent third-party cybersecurity maturity assessment of our systems, policies and procedures focused on the NIST’s CSF and the SEC's Office of Compliance Inspections and Examinations cybersecurity guidance.

We have also implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, including requiring key service providers to provide evidence that their systems meet appropriate cybersecurity requirements (collaborating with service providers to help assess the sufficiency of their cybersecurity measures, and requiring service providers to notify us promptly of cyber incidents that may affect our systems or data) .

Lastly, we use technology to minimize our exposure to cybersecurity vulnerabilities, implementing software patches in a timely manner and using other technology to promote a safe information and communications systems environment. We avail ourselves of third-party technologies and tools, including tools provided by the Cybersecurity and Infrastructure Security Agency (CISA), other government agencies and third-party cybersecurity experts.

To date, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected us, or, to our knowledge are reasonably likely to materially affect us including our business strategy, results of operations or financial condition.

Governance

Our Board, in coordination with the Audit Committee and the Risk Committee, oversees management of cybersecurity risk. They receive regular reports from senior management and our Chief Information Security Office (“CISO”) on, among other things, the threat landscape, the Company’s cybersecurity program, infrastructure improvements, cybersecurity incident investigations and information security vulnerabilities. The Audit Committee focuses on cybersecurity risk, particularly as it relates to enterprise risk management within the audit and financial reporting process, while the Risk Committee focuses on cybersecurity risk within the Company’s overall business risk profile. Refer to Item 7A, "Quantitative or Qualitative Disclosures about Market Risk - Risk Management" included in this 2023 Form 10-K for additional information on our enterprise risk management.

The Company’s CISO has a Bachelor of Engineering degree in information technology and more than 25 years of experience in the information technology space, including extensive experience leading our internal IT infrastructure and cybersecurity team. The CISO receives regular updates on cybersecurity matters from his internal IT infrastructure and cybersecurity team as well as outside vendors and advisors that we have engaged. Employees outside of the IT infrastructure and cybersecurity team have also been instructed to elevate any potential cybersecurity issues, whether internal or at a third-party with whom we do business, to the CISO.

The Incident Response Team and the non-management employees who support the Incident Response Team are best positioned to identify, assess, respond to and galvanize both internal and third-party resources in the event of a cybersecurity incident. In the event of a potentially material cybersecurity event, all members of the Incident Response Team are notified and a preliminary assessment of the situation is made. Designated individuals within the Incident Response Team will notify the Chief Executive Officer, and if the situation so warrants, the Board of Directors, cybersecurity experts, outside counsel and other advisors to help further assess and formulate an appropriate response to the situation. A strong working relationship exists between the legal, accounting/finance, IT and business departments so that identified issues are addressed in a timely manner and incidents are reported to the appropriate regulatory bodies as required.

Item 2. Properties

As of December 31, 2023, we do not own any property. Our corporate headquarters is located in leased space at 630 Fifth Avenue, Ste 2400, New York, New York 10111, telephone (212) 626-2300. Our office lease expires in January 2027. We believe that this space is suitable and adequate for our current needs. In addition, we have leases through November 2026, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007. As of January 31, 2024, we had 241,361,867 shares of common stock issued and outstanding which were held by 177 holders of record.

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

Our Board of Directors declared dividends of $0.70 and $1.12 per share during 2023 and 2022, respectively.

Purchases of Equity Securities

In June 2023, the Company's Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. In January 2024, the Company's Board of Directors updated the authorization to include the Company's preferred stock into the Repurchase Program and increased the authorization by $33 million back up to $250 million.Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock and preferred stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The company did not repurchase any of its common stock and preferred stock during the quarter ended December 31, 2023. The approximate dollar of shares that may yet to be purchased under the share repurchase program was $217 million as of December 31, 2023.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the Bloomberg REIT Mortgage Index, or BBG REIT Index, an industry index of mortgage REITs. The comparison is for the period from December 31, 2018 to December 31, 2023 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2018.

Chimera Share Performance
Value of $100 Investment
225
200
175
150
125
100
75
50
25
-
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
100
131
128
124
156
96
73
200
118
113
164
86
50
207
98
51
Chimera
S&P 500 Index
BBG REIT Mortgage Index

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Chimera	100	128	73	118	50	51
S&P 500 Index	100	131	156	200	164	207
BBG REIT Index	100	124	96	113	86	98
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

Item 6.  [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2023 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2023 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of the 2023 Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this 2023 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency mortgage-backed securities, or MBS. At December 31, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS. At December 31, 2022, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and 3% of our investment portfolio was Agency MBS.

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

Business Update

2023 was a dramatic year for the fixed income markets highlighted by geo-political events, tight monetary conditions, high interest rate volatility, and several regional bank failures. The year began with market optimism for an economic soft-landing, which gave way in March as bank failures induced an investor’s flight-to-quality driving interest rates lower and credit spreads wider. By summer, concerns about high inflation and a potential recession intensified. Interest rates subsequently reversed course and moved higher. The 10-year U.S. Treasury note reached a low yield of 3.3% in early April and then rose to a yearly high of 5% by the middle of October, a 50% increase in yield from the low. Market sentiment began to shift more favorably in November, as positive economic data suggested the Federal Reserve was beginning to win its battle with inflation. Products across the fixed income and equity markets rallied for the remainder of 2023 with investor expectations of the Federal Reserve easing interest rates in 2024.

The fourth quarter of 2023 was a pivotal quarter for the fixed income market. The 10-year Treasury yield dropped nearly 115 basis points within a month, resulting in a sweeping and powerful bond rally. Lower yields boosted equity valuations substantially, contributing to a broad-based rally, with the S&P 500 generating a 12% gain for the fourth quarter. Housing markets continued to show resiliency, with home price indices showing nationwide increases, although the overall volume of existing home sales remained low due to high mortgage rates and low housing inventory available for sale. The rate for 30-year mortgages reached a peak in 2023 of nearly 8%. The mortgage rate fell as a result of the late-year market rally and settled back to the high-6% range by the end of the year, creating some relief to the housing affordability crisis.

Investment activity during 2023

Higher interest rate volatility, along with a continued yield curve inversion in 2023, presented many challenges throughout the year impacting our business activity and performance. During 2023, we acquired $1.4 billion of residential mortgage loans, down from $1.7 billion in 2022 and $3.2 billion in 2021. We were diligent in diversifying our loan purchases in 2023. Of the settled loans, approximately 50% were seasoned re-performing loans ("RPL"), 33% were non-QM, and the remainder were Business Purpose Loans (BPL). Apart from BPLs, all loans purchased were financed for the long-term through securitization. The loan characteristics of the seasoned RPLs and BPLs were consistent with the characteristics which currently exist in our portfolio. During the fourth quarter we committed to purchasing $152 million residential BPLs which we expect to settle in the first quarter of 2024. Due to the short duration of these loans, we plan to finance them with our existing loan warehouse facilities.

Secured Financing Activity during 2023

Our financing costs continued to increase and remained high throughout 2023. The Federal Reserve increased its target rate four times for a total of 100 basis points and Fed officials provided additional commentary during the early part of 2023 for market participants to expect higher rates for a longer period. Managing our floating rate liabilities through this period of high volatility and increasing rates, remained amongst the top priorities of management. Management was keenly focused, throughout the year, on strengthening our liability structure through proactive portfolio management (selling non-core assets) and securitization, which provides long-term, fixed rate, non-recourse financing.

In January, we exited a maturing $141 million non-mark-to-market secured financing facility and separately entered a new non-mark-to-market secured facility with a different counterparty for principal amount borrowed of $125 million. The new facility has a maturity date in January 2025. While we were able to successfully obtain new financing on our maturing facility, the financing cost on the new facility was considerably higher due to market volatility and the overall interest rate environment at that time.

In the fourth quarter, we refinanced $250 million of an existing high cost, fixed-rate financing facility into a new two-year limited mark-to-market variable-rate facility. Although the new facility is variable-rate, it carries an interest rate cap that is significantly below the previous facility and will represent considerable interest expense savings through the term of the new facility.

On a year-over-year basis, our secured financing agreements (recourse liabilities) decreased by $1.0 billion while increasing our securitized debt (non-recourse liabilities) by $498 million. At year-end, we had no outstanding warehouse financing exposure (recourse liabilities) backed by residential re-performing loans ("RPL"). Our repo funding costs increased by 90 basis-points during the year, consistent with increases in the federal funds rates over the period.

Securitization Activity during 2023

The total market issuance of residential re-performing loans ("RPL") was substantially reduced on a year-over-year basis. We estimate a total gross issuance amongst all issuers of $9 billion RPL for all of 2023 relative to $17 billion RPL for 2022. RPL securitization represents 94% of our total loan securitizations. Despite lower issuance, Chimera maintained a top issuer status of RPL deals during 2023. Our ability to securitize is not limited to RPL and we will continue to seek to optimize our liability structure through securitization which provides long-term non-recourse financing for our residential mortgage loan portfolio.

During the year, we remained active in the securitization market and sold $841 million of re-performing loans into three securitizations in challenging market conditions. We issued $662 billion of new debt at an average advance rate of 80%, locking in long-term financing while giving the company the option to call the debt, and refinance when rates become more favorable in the future. We believe we were one of the top issuers of RPL deals during the year.

In addition, we sponsored two rated securitizations of Non-Agency Investor residential mortgage loans, having a principal balance of $475 million. Securities issued by these securitizations with an aggregate balance of approximately $408 million, were sold in a private placement to institutional investors. These securities represented approximately 86% of the capital structure. We retained an option to call the securitized mortgage loans at any time beginning in the second quarter 2026.

Re-Securitization Activity during 2023

As part of our ongoing liquidity and liability initiative, during the year we were able to extract cash from some of our existing securitizations (due to deleveraging over the years) through re-securitization activity.

In January, we exercised our call rights and terminated four existing securitization trusts, CIM 2020-R4, CIM 2020-NR1, CIM 2018-R5 and CIM 2018-R6, and issued CIM Trust 2023-R1 and CIM Trust 2023-NR1 (commonly referred to as re-securitization). Though the interest rate was higher on the newly issued 2023 trusts, the re-securitizations enabled us to improve our balance sheet structure (as discussed above) and pay off maturing repo with Credit Suisse. We successfully converted $139 million of recourse financing into long-term, non-mark-to-market securitized debt while re-capturing approximately $90 million in cash from the terminated trusts. We estimate the re-securitization activity increased our cost of senior debt financing by approximately 250 basis points compared to the terminated trusts. Both securitizations are callable within two-years which gives us the ability to refinance the securitized debt should interest rates improve in the future.

In April, we exercised our call rights and terminated two existing securitization trusts: CIM 2017-7, and CMLTI 2019-E. In addition to the collateral received by calling these two securitizations, we added an additional $104 million in collateral and issued CIM Trust 2023-R3 and CIM Trust 2023-NR2 (commonly referred to as re-securitization). Though the interest rate was higher on the newly issued 2023 trusts, the interest rate on the senior debt from these deals called were due to an embedded step-up feature to a higher rate. We successfully converted $86 million of recourse financing into long-term, non-mark-to-market securitized debt while re-capturing approximately $43 million cash from the terminated trusts. We estimate the re-securitization activity increased our cost of senior debt financing by approximately 128 basis points compared to the terminated trusts. We were able to negotiate a two-year call on CIM 2023-R3 and a one-year call on CIM 2023-NR2. We are in a position to refinance these structures if rates are lower.

Over the full year 2023, we sponsored $2.6 billion in securitizations (including re-securitizations). These securitizations helped us further strengthen our balance sheet as we prepared for a higher-for-longer interest rate environment.

Asset sales and portfolio composition

Given the challenging operating environment, ongoing liquidity needs, and opportunities to purchase new assets with higher yields, we rebalanced a portion of our investment portfolio that included the sale of some non-core assets. Overall, we sold $344 million Agency CMBS Securities. These sales resulted in a recognized loss of $31.2 million.

Considering the overall investment purchases, sales, and securitization activities, at year end our portfolio consisted of 91% residential mortgage loans, 8% Non-Agency RMBS, and 1% Agency MBS on a fair value basis. Our Agency portfolio was reduced by $328 million year-over-year through a combination of paydowns and sales activities.

Hedging transactions during 2023

We engaged in a series of interest rate hedges to help mitigate the impact of higher interest rates on our future financing and soften the impact of higher interest rates on the overall portfolio value. Our hedging strategies are dynamic. In 2023 we were focused on limiting the impact of higher interest rates, while maintaining optionality for our portfolio to benefit from lower interest rates in the future. The execution of this strategy was challenging due to heightened volatility from the events previously discussed, the magnitude of the overall rate movement and the shape of the yield curve. Over the year, we initiated and terminated a series of pay-fixed interest rate swaps and pay-fixed swaptions which created a realized loss of $45 million for the year. As of December 31, 2023, we maintained open positions in a $1.0 billion 3.26% pay-fixed interest rate swap maturing May 2024 and a $1.5 billion one-year option on a one-year pay-fixed interest rate swap "1 X 1" with maturities in early 2025. If the swaptions are executed, the 1-year interest swaps will carry a blended fixed rate of 3.56%. We believe these hedge positions will help us to achieve our goals.

Considering the velocity and magnitude of interest rate movements, in 2023 we also initiated a hedging program to manage the interest rate risk for the time differential between loan purchase commitment and the closing of loans into securitization. In addition, we used a combination of various U.S. Treasury futures contracts to hedge our exposure to future financing costs. Chimera’s hedging techniques attempt to mitigate the interest rate risk but do not capture the impact of credit spread risk. As of December 31, 2023, we did not have any loan and/or securitization commitments or related hedge positions.

Market Conditions and our Strategy

2023 was an interesting year with many challenges and opportunities. To combat inflation, the Fed ramped up interest rates to levels we have not seen in decades. The stock market was expected to decline under this new interest rate environment but returns for all major indices were much stronger than expected. The last two years have been volatile, with stocks falling hard from their January 2022 peak and then whipsawing back throughout 2023. And we’re starting to see similar whipsaw action when it comes to mortgage rates. However mortgage rates haven’t returned to January 2022 levels, and the expectation is they will not return to those levels in 2024. Home prices are also holding up extremely well with prices a few percentage points higher than they were at this time last year. Overall, the housing market has been incredibly resilient in the face of economic uncertainty. The potential for Federal Reserve rate cuts in 2024 got most of the investor attention over the last few weeks of the fourth quarter, but several additional factors drove earning results this quarter including data on cooling inflation and the refinancing of our high-cost debt in October.

For the full year 2023, spreads on most fixed income sectors were volatile. Spreads then tightened in the later part of the year as investors received positive economic data regarding inflation. Securitized products spreads tightened substantially over the year, retracing much of the widening that occurred in 2022. Specific to the mortgage sectors, commercial real estate started to see some silver linings with lower cap rates, while Residential MBS and other ABS sectors saw tighter spreads and more issuance (tempered in RMBS by low mortgage origination). The CLO market continued to see strong returns and Agency mortgage spreads tightened substantially as prepayment rates stabilized and interest rate volatility began to decrease.

The outlook for 2024 shows signs of a more stable interest rate landscape and more normalized returns. We are positioned for a higher-for-longer rate cycle, and we continue to believe the market can experience some headwinds due to large government deficit spending (and financing needs), geopolitical events and the upcoming 2024 presidential election.

Book value impact

Given the interest rate volatility during the year, the portfolio valuations remained volatile and ended the year with valuations ranging from flat to slightly down. However, realized losses on derivatives, net dilution from capital markets activity, asset sales as noted previously along with dividend distribution in excess of net income during the year lead to a decline in book value. Our book value per common share was $6.75, as of December 31, 2023, as compared to $7.49 as of December 31, 2022. We declared $0.70 common stock dividends per share in 2023. Our economic return on book value, which includes overall change in book value for the period plus dividends was -0.53% for the full year of 2023. The total rate of return on our common stock, including dividend reinvestment, was 3.0% for 2023.

Operating expenses

Operating expenses for the year were lower by 17%, driven mainly by lower compensation of 38% during the year. G&A and servicing expenses remained consistent year over year. Transaction expenses were significantly lower during the second half of the year on account of limited securitization activity. As noted above, we have purchased additional hedges to protect our earnings against rising interest rates.

Capital Markets activity during 2023

Persistently high and volatile interest rates through much of 2023 caused a significant decline in our earnings and a reduction in the common stock dividend brought it more in line with our earnings capability. During the fourth quarter, a less hawkish tone began to set in and while asset yields remained high, it provided us with an opportunity to raise equity and be able to invest in higher yielding assets.

Share repurchase: In June, our Board of Directors announced an increase in common stock buyback authorization by $73 million to $250 million. After this announcement the company repurchased 5.8 million of common stock at an average price of $5.66 for a total of $33 million during the year ended December 31, 2023. In January 2024, the Company's Board of Directors updated the authorization to include the Company's preferred stock into the Repurchase Program and increased the authorization by $33 million back up to $250 million. The quarterly dividend was reduced from $0.23 in the first quarter to $0.11 in the fourth quarter of 2023 as the company looked to align its dividend payout with our earnings outlook.

ATM Program: We issued approximately 14.5 million shares of our common stock at an average price of $5.09 for a total of $74 million during the year ended December 31, 2023.

Strategy going forward.

We continue to manage our portfolio consistent with our belief that interest rates will be higher on a relative basis for longer, despite the change in market sentiment at the end of the year. For the full year we reduced our total recourse financing exposure by $1 billion. We continue to seek opportunities to finance our retained notes from securitizations with long-term, limited, or non-mark-to market finance facilities. We currently have 60% of our recourse financings with these facilities. To further manage our interest rate risk, we intend to use financial derivatives such as futures, interest rate swaps and swaptions to hedge against securitization executions, net interest margin compression and the protection of our book value.

Cash management is critical to our business. We monitor our ongoing needs for margin, repurchase financing maturities, liquidity, and new investments. Over time, we expect to continue to acquire and securitize mortgage loans as well as further implement the company’s call optimization strategy on our securitizations. With available funds, we plan to evaluate the merits of any new investments and compare them to the merits of repurchasing outstanding common and preferred stock, or reducing higher cost liabilities as they mature. The timing of these re-securitizations is impacted by many factors, including credit performance, prepayment speeds and interest rates.

As we navigate current market conditions, we are focused on maintaining low recourse leverage and managing our liquidity with a proper balance of both cash and unencumbered securities. Our credit portfolio continued to perform well in the fourth quarter. Our current credit performance on our portfolio continues to be within, or better than, our original investment expectations on mortgage delinquencies, default rates, and recoveries. We monitor our portfolio regularly and seek opportunities to improve upon our liquidity, capital structure and investment returns. We have historically achieved success through re-securitization and have a substantial amount of capital that can be re-captured in the future. We believe there will be ample opportunity to extract additional portfolio value when interest rates moderate and the capital markets improve.

Over the course of the low-rate environment that persisted for many years (prior to the last two years of higher rates), our investment portfolio was able to generate an above market risk premium for our shareholders compared to the risk premium available on assets in the broad market. Over the last two years we have seen a decline in risk premium and a steep increase in financing costs due to Fed tightening and an inverted yield curve. We believe this will begin to reverse as the Fed eventually moves back to lower rates. Looking forward, we are committed to resetting, managing, executing, and aligning the risk premium to be in line with or above the market risk premium available for the investments available in the broad market.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the years ended December 31, 2023, 2022, and 2021.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net interest income:
Interest income (1)	$772,904	$773,121	$937,546
Interest expense (2)	509,541	333,293	326,628
Net interest income	263,363	439,828	610,918

Increase (decrease) in provision for credit losses	11,371	7,037	33

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(6,411)	(1,482)	—
Realized gains (losses) on derivatives	(40,957)	(561)	—
Periodic interest cost of swaps, net	17,167	(1,752)	—
Net gains (losses) on derivatives	(30,201)	(3,795)	—
Net unrealized gains (losses) on financial instruments at fair value	34,373	(736,899)	437,357
Net realized gains (losses) on sales of investments	(31,234)	(76,473)	45,313
Gains (losses) on extinguishment of debt	3,875	(2,897)	(283,556)
Other investment gains (losses)	1,091	(1,866)	—
Total other gains (losses)	(22,096)	(821,930)	199,114

Other expenses:
Compensation and benefits	30,570	49,378	46,823
General and administrative expenses	25,117	22,651	22,246
Servicing and asset manager fees	32,624	36,005	36,555
Transaction expenses	15,379	16,146	29,856
Total other expenses	103,690	124,180	135,480
Income (loss) before income taxes	126,206	(513,319)	674,519
Income taxes	102	(253)	4,405
Net income (loss)	$126,104	$(513,066)	$670,114

Dividends on preferred stock	73,750	73,765	73,764

Net income (loss) available to common shareholders	$52,354	$(586,831)	$596,350

Net income (loss) per share available to common shareholders:
Basic	$0.23	$(2.51)	$2.55
Diluted	$0.23	$(2.51)	$2.44

Weighted average number of common shares outstanding:
Basic	230,057,356	233,938,745	233,770,474
Diluted	232,617,866	233,938,745	245,496,926

Dividends declared per share of common stock	$0.70	$1.12	$1.29
(1) Includes interest income of consolidated VIEs of $593,384, $551,253, and $586,580 for the years ended December 31, 2023, 2022, and 2021, respectively.
(2) Includes interest expense of consolidated VIEs of $282,542, $197,823, and $203,135 for the years ended December 31, 2023, 2022, and 2021, respectively.

See accompanying notes to consolidated financial statements.

Results of Operations for the Years Ended December 31, 2023 and 2022.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

The volatility in the interest rate and MBS markets during 2023 as discussed above resulted in an increase in our interest expense and muted market pricing improvements on our portfolio as compared to 2022. For the year ended December 31, 2023, our net income available to common shareholders was $52 million, or $0.23 per average basic common share, compared to a net loss of $587 million, or $2.51 per average basic common share for the year ended December 31, 2022. During the year ended December 31, 2023, we had net interest income of $263 million and unrealized gains on financial instruments at fair value of $34 million, offset in part by operating expenses of $104 million, preferred stock dividend of $74 million, realized losses on sales of investment of $31 million, and net losses derivative of $30 million. The increase in net income available to common shareholders for the year ended December 31, 2023, as compared to the year ended December 31, 2022, was primarily driven by an increase in unrealized gains on financial instruments at fair value of $771 million which was partially offset by an increase in interest expense of $176 million.

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

Interest Income

Interest income remained relatively unchanged at $773 million for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, the yields on our average interest earning assets increased by 10 basis points at 5.7%, as compared to 5.6% for the year ended December 31, 2022. Our average interest earning assets decreased by $268 million to $13.4 billion as compared to $13.6 billion from the same period of 2022.

We reduced our Agency MBS and Non-Agency RMBS positions by $381 million and $160 million, respectively, and increased our Loans held for investments by $273 million during 2023 as compared to 2022. Due to these changes in our portfolio our Agency MBS and Non-Agency RMBS interest income decreased by $30 million and $30 million, respectively, during the year ended December 31, 2023 as compared to 2022. This decrease was offset by an increase in interest income of $53 million on our Loans held for investment portfolio during the year ended December 31, 2023 as compared to 2022.

Interest Expense

Interest expense increased by $177 million, or 53%, to $510 million for the year ended December 31, 2023 as compared to $333 million for the year ended December 31, 2022. This increase in our interest expense during the year ended December 31, 2023, as compared to the same period of 2022, was primarily driven by the increases in borrowing rates on our secured financing agreements and securitized debt, due to increases in the Federal Funds Rate.

The interest expense on our securitized debt increased by $83 million during the year ended December 31, 2023, as the average borrowing rates on our securitizations increased by 90 basis points as compared to the year ended December 31, 2022. During the year ended December 31, 2023, our interest expense on secured financing agreements collateralized by Loans held for investments and Non-Agency RMBS increased by $42 million and $33 million, respectively, due to the higher Federal Funds Rate as compared to the year ended December 31, 2022.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Interest Expense on Long Term Debt	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2023	$772,904	$509,541	$(17,167)	$—	$492,374	$263,363	$17,167	$(9,871)	$270,659
For the Year Ended December 31, 2022	$773,121	$333,293	$1,752	$—	$335,045	$439,828	$(1,752)	$(2,505)	$435,571
For the Year Ended December 31, 2021	$937,546	$326,628	$—	$(2,274)	$324,354	$610,918	$—	$2,208	$613,126

For the Quarter Ended December 31, 2023	$191,204	$126,553	$(5,296)	$—	$121,257	$64,651	$5,296	$(1,651)	$68,296
For the Quarter Ended September 30, 2023	$195,591	$132,193	$(4,894)	$—	$127,299	$63,398	$4,894	$(2,301)	$65,991
For the Quarter Ended June 30, 2023	$196,859	$131,181	$(4,159)	$—	$127,022	$65,678	$4,159	$(2,884)	$66,953
For the Quarter Ended March 31, 2023	$189,250	$119,615	$(2,819)	$—	$116,796	$69,635	$2,819	$(3,035)	$69,419
(1) Primarily interest income on cash and cash equivalents and interest expense on Long-term debt.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	December 31, 2023			September 30, 2023			December 31, 2022
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$19,136	$303	6.3%	$18,990	$234	4.9%	$31,542	$346	4.4%
Agency CMBS	105,270	1,138	4.3%	124,094	1,701	5.5%	441,421	4,291	3.9%
Non-Agency RMBS	950,366	29,611	12.5%	961,257	28,826	12.0%	1,013,693	29,304	11.6%
Loans held for investment	11,882,662	158,501	5.3%	12,188,221	162,530	5.3%	12,075,239	151,478	5.0%
Total	$12,957,434	$189,553	5.9%	$13,292,562	$193,290	5.8%	$13,561,895	$185,419	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$—	$—	—%	$—	$—	—%	$4,547	$46	4.0%
Agency CMBS	75,847	1,071	5.6%	90,205	1,200	5.3%	358,914	3,464	3.9%
Non-Agency RMBS	710,550	13,561	7.6%	742,579	17,769	9.6%	788,795	13,275	6.7%
Loans held for investment	1,761,188	30,298	6.9%	1,832,445	29,896	6.5%	1,971,144	33,776	6.9%
Securitized debt	8,422,017	76,327	3.6%	8,663,773	78,434	3.6%	8,056,913	57,959	2.9%
Total	$10,969,602	$121,257	4.4%	$11,329,002	$127,299	4.5%	$11,180,313	$108,520	3.9%

Economic net interest income/net interest rate spread		$68,296	1.5%		$65,991	1.3%		$76,899	1.6%

Net interest-earning assets/net interest margin	$1,987,832		2.1%	$1,963,560		2.0%	$2,381,582		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.17			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Year Ended
	December 31, 2023			December 31, 2022
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$18,907	$1,164	6.2%	$93,287	$1,185	1.3%
Agency CMBS	176,826	7,523	4.3%	483,500	37,884	7.8%
Non-Agency RMBS	970,211	118,078	12.2%	1,130,059	147,907	13.1%
Loans held for investment	12,214,061	636,268	5.2%	11,940,993	583,640	4.9%
Total	$13,380,005	$763,033	5.7%	$13,647,839	$770,616	5.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$1,551	$118	7.6%	$11,714	$158	1.3%
Agency CMBS	139,746	6,878	4.9%	376,551	6,512	1.7%
Non-Agency RMBS	744,208	64,831	8.7%	820,997	32,311	3.9%
Loans held for investment	1,950,810	127,627	6.5%	1,998,874	85,874	4.3%
Securitized debt	8,408,355	292,920	3.5%	8,064,675	210,190	2.6%
Total	$11,244,670	$492,374	4.4%	$11,272,811	$335,045	3.0%

Economic net interest income/net interest rate spread		$270,659	1.3%		$435,571	2.6%

Net interest-earning assets/net interest margin	$2,135,335		2.0%	$2,375,028		3.2%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $165 million to $271 million for the year ended December 31, 2023 from $436 million for the year ended December 31, 2022. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 130 basis points for the year ended December 31, 2023, as compared to the same period of 2022. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 120 basis points for the year ended December 31, 2023, as compared to the same period of 2022. Our Average net interest-earning assets decreased by $240 million to $2.1 billion for the year ended December 31, 2023, compared to $2.4 billion for the same period of 2022. The decrease in our net interest rate spread for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to higher interest expense on our securitized debt collateralized by loans and secured financing agreements driven by higher Federal Funds Rate.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2023	$11,244,670	$492,374	4.38%	5.07%	5.17%	(0.10)%
For The Year Ended December 31, 2022	$11,272,811	$335,045	2.97%	1.85%	2.18%	(0.33)%
For The Year Ended December 31, 2021	$12,244,263	$324,354	2.65%	0.04%	0.05%	(0.01)%

For the Quarter Ended December 31, 2023	$10,969,602	$121,257	4.42%	5.34%	5.38%	(0.04)%
For the Quarter Ended September 30, 2023	$11,329,002	$127,299	4.49%	5.30%	5.37%	(0.07)%
For the Quarter Ended June 30, 2023	$11,517,226	$127,022	4.41%	5.04%	5.13%	(0.09)%
For the Quarter Ended March 31, 2023	$11,258,996	$116,796	4.15%	4.62%	4.79%	(0.17)%

Average interest-bearing liabilities decreased by $28 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Economic interest expense increased by $157 million for the year ended December 31, 2023, as compared to the year ended December 31, 2022 due to the increases in our secured financing agreements and securitized debt borrowing rates driven by higher Federal Funds Rates. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the year ended December 31, 2023, we recorded an increase in provision for credit losses of $4 million, to $11 million, as compared to the provision of credit losses of $7 million for the year ended December 31, 2022. The increase in provision for credit losses for the year ended December 31, 2023 is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

Net Gains (Losses) on Derivatives

We use derivatives to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps during the period as well as sales, terminations and settlements of our swaps, swaptions and U.S. Treasury futures.

The table below shows a summary of our net gains (losses) on derivative instruments, for the years ended December 31, 2023, 2022, and 2021, respectively.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$17,167	$(1,752)	$—
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	(45,226)	(561)	—
Treasury futures	(6,344)	—	—
Swaptions	10,613	—	—
Total realized gains (losses) on derivative instruments, net	$(40,957)	(561)	—
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	497	(10,358)	—
Swaptions	(6,908)	8,876	—
Total unrealized gains (losses) on derivative instruments, net:	(6,411)	(1,482)	—
Total gains (losses) on derivative instruments, net	$(30,201)	$(3,795)	$—

During the year ended December 31, 2023 and 2022, we recognized total net losses on derivatives of $30 million and $4 million, respectively. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swaps at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on our interest rate swaps was less than one year. The weighted average pay rate on our interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on our interest rate swaps was 4 years.

We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the year ended December 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028. We paid $561 thousand to terminate interest rate swaps with a notional value of $1.0 billion during the year ended December 31, 2022. The terminated swaps had original maturity of 2024.

During the year ended December 31, 2023, we entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a 3.56% strike rate. The underlying swap terms will allow us to pay a fix rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the year ended December 31, 2023, we terminated our existing $1.0 billion notional swaption contract in exchange for a one-year swap. We also entered into and terminated three new swaptions contracts with $2.3 billion notional during the year ended December 31, 2023. We had net realized gains of $11 million on these swaption terminations. During the year ended December 31, 2022, we purchased a swaption contract for a one-year forward starting swap of $1.0 billion in notional amount with a weighted average strike rate of 3.26%. We paid a $6 million premium for the purchase of this swaption contract.

During the year ended December 31, 2023, we entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which we subsequently covered and had no outstanding U.S. Treasury futures contract at December 31, 2023. We had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the year ended December 31, 2023 for a realized loss of $187 thousand.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the year ended December 31, 2023, changes in market value on our portfolio were modestly positive compared to the market value losses during the year ended December 31, 2022. During 2022, the Fed Funds Rate increases, headline inflation, the inversion of the yield curve, and widening of credit spreads resulted in significant increases in market volatility and unrealized losses on our investment portfolio. 2023, while still experiencing market volatility, has been relatively stable and market prices have remained slightly positive as compared to 2022. We recorded Net unrealized gains on financial instruments at fair value of $34 million for the year ended December 31, 2023, as compared to Net unrealized losses on financial instruments at fair value of $737 million for the year ended December 31, 2022.

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

During the year ended December 31, 2023, we sold some of our Agency MBS investments as part of our portfolio optimization efforts and realized a loss of $31 million. During the year ended December 31, 2022, we sold some of our Agency IO and Non-Agency RMBS investments and realized a loss of $76 million.

Gain and Loss on Extinguishment of Debt

We recognized losses on extinguishment of debt of $2 million and $3 million, respectively, for the year ended December 31, 2023 and December 31, 2022, related to early termination of certain of our secured financing agreements.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2023 and December 31, 2022.

Securitized Debt Collateralized by Loans Held for Investment

During the year ended December 31, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. We did not acquire any securitized debt collateralized by loans held for investment during the year ended December 31, 2022.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2023	$71,067	0.53%	2.74%
For The Year Ended December 31, 2022	$88,175	0.61%	2.87%
For The Year Ended December 31, 2021	$98,925	0.61%	2.67%

For the Quarter Ended December 31, 2023	$13,144	0.41%	2.08%
For the Quarter Ended September 30, 2023	$12,641	0.38%	1.99%
For the Quarter Ended June 30, 2023	$22,604	0.65%	3.46%
For the Quarter Ended March 31, 2023	$22,678	0.66%	3.41%

The Compensation and benefit costs were approximately $31 million and $49 million for the year ended December 31, 2023 and December 31, 2022, respectively. The decrease in Compensation and benefit costs were primarily driven by lower performance based compensation costs.

The general and administrative expenses were approximately $25 million and $23 million for the year ended December 31, 2023 and December 31, 2022, respectively. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $15 million and $16 million for the year ended December 31, 2023 and December 31, 2022, respectively.

Servicing and Asset Manager Fees

The servicing fees and asset manager expenses were $33 million and $36 million for the year ended December 31, 2023 and December 31, 2022, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Years Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$52,354	$(586,831)	$596,350
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(34,373)	736,899	(437,357)
Net realized (gains) losses on sales of investments	31,234	76,473	(45,313)
(Gains) losses on extinguishment of debt	(3,875)	2,897	283,556
Interest expense on long term debt	—	—	2,274
Increase (decrease) in provision for credit losses	11,371	7,037	33
Net unrealized (gains) losses on derivatives	6,411	1,482	—
Realized (gains) losses on terminations of interest rate swaps	40,957	561	—
Transaction expenses	15,379	16,146	29,856
Stock Compensation expense for retirement eligible awards	966	(205)	(432)
Other investment (gains) losses	(1,091)	1,866	—
Earnings available for distribution	$119,333	$256,325	$428,967

GAAP net income (loss) per diluted common share	$0.23	$(2.51)	$2.44
Earnings available for distribution per adjusted diluted common share	$0.51	$1.08	$1.78
(1) Included in net realized gains (losses) on derivatives in the Consolidated Statement of Operations

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Earnings available for distribution for the years ended December 31, 2023, 2022 and 2021.

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average diluted shares - GAAP	232,617,866	233,938,745	245,496,926
Potentially dilutive shares (1)	—	2,617,417	—
Non-participating Warrants	—	—	(5,070,543)
Adjusted weighted average diluted shares - Earnings available for distribution	232,617,866	236,556,162	240,426,383
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the year ended December 31, 2022.

	For the Quarters Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$12,104	$(16,268)	$17,586	$38,928	$78,716
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(6,815)	43,988	(6,954)	(64,592)	(112,026)
Net realized (gains) losses on sales of investments	3,752	460	21,758	5,264	39,443
(Gains) losses on extinguishment of debt	2,473	—	(4,039)	(2,309)	—
Increase (decrease) in provision for credit losses	2,330	3,217	2,762	3,062	3,834
Net unrealized (gains) losses on derivatives	15,871	(17)	(17,994)	8,551	10,171
Realized (gains) losses on derivatives	—	—	6,822	34,134	561
Transaction expenses	425	90	8,456	6,409	3,274
Stock Compensation expense for retirement eligible awards	(391)	(392)	(388)	2,141	(309)
Other investment (gains) losses	986	(2,381)	421	(117)	2,383
Earnings available for distribution	$30,735	$28,697	$28,430	$31,471	$26,047

GAAP net income (loss) per diluted common share	$0.05	$(0.07)	$0.08	$0.17	$0.34
Earnings available for distribution per adjusted diluted common share	$0.13	$0.13	$0.12	$0.13	$0.11

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Weighted average diluted shares - GAAP	232,329,323	226,734,643	233,867,501	235,201,614	234,240,836
Potentially dilutive shares (1)	—	1,997,547	—	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	232,329,323	228,732,190	233,867,501	235,201,614	234,240,836
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended September 30, 2023.

Our Earnings available for distribution for the year ended December 31, 2023 were $119 million, or $0.51 per average diluted common share, and decreased by $137 million, or $0.57 per average diluted common share, as compared to $256 million, or $1.08 per average diluted common share for the year ended December 31, 2022. The decrease in Earnings available for distribution was driven by an increase in interest expense on our secured financing agreements and securitized debt collateralized by loans due to higher Federal Funds rate during the year ended December 31, 2023 as compared to the year ended December 31, 2022.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2023	4.87%	10.45%	7.19%
For the Year Ended December 31, 2022	(16.69)%	14.17%	11.96%
For the Year Ended December 31, 2021	18.05%	16.52%	15.42%

For the Quarter Ended December 31, 2023	4.84%	10.81%	7.70%
For the Quarter Ended September 30, 2023	0.34%	10.40%	7.14%
For the Quarter Ended June 30, 2023	5.51%	10.24%	6.75%
For the Quarter Ended March 31, 2023	8.63%	10.45%	7.28%
Return on average equity increased by 2,156 basis points for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase is driven primarily by unrealized asset pricing gains during 2023, compared to unrealized losses during 2022. Economic net interest income as a percentage of average equity decreased by 372 basis points for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Earnings available for distribution as a percentage of average common equity decreased by 477 basis points for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily driven by increase in interest expense driven by higher Fed Funds Rate.

Financial Condition

Portfolio Review

During the year ended December 31, 2023, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the year ended December 31, 2023, on an aggregate basis, we purchased $1.3 billion of investments, sold $316 million of investments, and received $1.5 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
Interest earning assets at period-end (1)	$12,543,336	$12,937,661
Interest bearing liabilities at period-end	$10,109,008	$10,614,049
GAAP Leverage at period-end	4.0:1	4.0:1
GAAP Leverage at period-end (recourse)	1.0:1	1.3:1
(1) Excludes cash and cash equivalents.

	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.5%	7.5%	8.3%	8.9%
Senior	4.0%	4.0%	5.4%	5.9%
Subordinated	2.3%	2.3%	2.2%	2.2%
Interest-only	1.2%	1.2%	0.7%	0.8%
Agency RMBS	0.2%	0.1%	0.1%	0.1%
Interest-only	0.2%	0.1%	0.1%	0.1%
Agency CMBS	0.7%	3.3%	0.7%	3.2%
Project loans	0.6%	2.3%	0.6%	2.2%
Interest-only	0.1%	1.0%	0.1%	1.0%
Loans held for investment	91.6%	89.1%	90.9%	87.8%
Fixed-rate percentage of portfolio	96.5%	96.5%	95.9%	95.6%
Adjustable-rate percentage of portfolio	3.5%	3.5%	4.1%	4.4%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at December 31, 2023 and December 31, 2022. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%	4.1%	5.0%	1.5%	1.8%	32.2%	2.6%
Subordinated	$583,049	$50.92	$47.49	3.3%	6.7%	4.6%	5.7%	0.2%	0.9%	18.4%	6.5%
Interest-only	$2,874,680	$5.49	$3.16	0.5%	4.2%	4.5%	5.0%	0.9%	1.0%	24.9%	1.9%
Agency RMBS
Interest-only	$392,284	$4.90	$3.83	0.1%	5.7%	8.6%	9.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$86,572	$101.44	$91.46	4.0%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$478,239	$1.62	$1.73	0.5%	8.2%	0.3%	1.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,028,480	$98.35	$94.90	5.7%	5.4%	6.5%	6.5%	0.6%	0.6%	23.9%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%	5.2%	10.8%	1.4%	1.8%	34.5%	2.1%
Subordinated	$439,591	$68.60	$65.27	4.2%	6.8%	5.9%	12.3%	0.5%	0.3%	34.2%	6.6%
Interest-only	$3,286,545	$4.95	$3.01	0.6%	5.3%	5.8%	12.1%	0.9%	0.8%	38.3%	1.6%
Agency RMBS
Interest-only	$409,940	$4.58	$3.70	0.9%	5.0%	12.9%	17.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$302,685	$101.85	$95.62	4.3%	4.1%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$2,669,396	$5.23	$4.73	0.7%	3.4%	1.8%	3.7%	N/A	N/A	N/A	N/A
Loans held for investment	$12,060,631	$98.50	$94.36	5.3%	5.2%	8.1%	12.0%	0.6%	0.8%	33.1%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Balance, beginning of period	$147,252	$145,322	$157,253	$176,635	$207,812
Accretion of discount	(12,840)	(9,022)	(10,620)	(11,663)	(11,128)
Purchases	—	(9)	—	—	—
Sales	—	—	—	—	(17,935)
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	5,325	10,961	(1,311)	(7,719)	(2,114)
Balance, end of period	$139,737	$147,252	$145,322	$157,253	$176,635

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

As discussed earlier, during 2023 we experienced higher interest rates, increased volatility, and elevated costs of financing. If these uncertainties become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $222 million and $265 million at December 31, 2023 and December 31, 2022, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $43 million from December 31, 2022 to December 31, 2023.

Our operating activities provided net cash of approximately $213 million and $326 million for the years ended December 31, 2023 and 2022, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $304 million and $519 million during the year ended December 31, 2023 and 2022, respectively.

Our investing activities provided cash of $552 million and $510 million for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.5 billion and from sale of our Agency MBS of $313 million. This cash received was offset in part by cash used on investment purchases of $1.3 billion, primarily consisting of Loans held for investment. During the year ended December 31, 2022, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $2.6 billion. This cash received was offset in part by cash used on investment purchases of $2.1 billion, primarily consisting of Loans held for investment of $2.1 billion, Agency MBS of $58 million and Non-Agency RMBS of $23 million.

Our financing activities used cash of $808 million and $957 million for the year ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we primarily used cash for repayment of principal on our securitized debt of $1.8 billion, net payments on our secured financing agreements of $1.0 billion, payment of common and preferred dividends of $251 million and payment for repurchase of our common stock of $33 million. This cash used was offset in part by cash received for issuance of securitized debt collateralized by loans of $2.2 billion and issuance of our common stock of $74 million. During the year ended December 31, 2022, we primarily used cash for repayment of principal on our securitized debt of $1.8 billion, payment of common and preferred dividends of $362 million, and repurchase of our common stock of $49 million. This cash used was offset in part by cash received for securitized debt collateralized by loans issuance of $1.1 billion and net proceeds received from our secured financing agreements of $178 million.

Our recourse leverage was 1.0:1 and 1.3:1 at December 31, 2023 and at December 31, 2022, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. As of December 31, 2023, we have $377 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At December 31, 2023 and December 31, 2022, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	December 31, 2023			December 31, 2022
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$272,490	7.35%	6.30% - 8.22%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	495,636	6.68%	5.58% - 7.87%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	305,426	7.17%	5.93% - 7.85%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	54,376	7.46%	6.59% - 7.80%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	105,727	7.09%	6.72% - 7.80%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	39,620	7.06%	6.66% - 7.39%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	808,601	9.36%	8.36% - 12.50%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	362,215	5.11%	5.10% - 7.15%	382,839	5.14%	5.10% - 6.07%
Total	$2,444,091	7.51%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million of deferred financing cost as of December 31, 2022. There was no outstanding deferred financing cost for secured financing agreements in 2023.

Average remaining maturity of Secured financing agreements secured by:
	December 31, 2023	December 31, 2022
Agency RMBS (in thousands)	N/A	17 Days
Agency CMBS (in thousands)	32 Days	25 Days
Non-Agency RMBS and Loans held for investment (in thousands)	418 Days	474 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have decreased on secured financing agreements collateralized by Agency CMBS and increased slightly on secured financing agreements collateralized by Non-Agency RMBS and Loans held for investments during 2023 as compared to 2022. At December 31, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%. At December 31, 2022, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of December 31, 2023, we have entered into $924 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of December 31, 2023 we have $546 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At December 31, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.6% and Non-Agency MBS and Loans held for investment was 7.6%. At December 31, 2022, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS IOs was 4.7%, Agency CMBS was 4.5%, and Non-Agency MBS and Loans held for investment was 6.9%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at December 31, 2023 and December 31, 2022 was $362 million and $383 million, respectively. The fair value of collateral pledged was $401 million and $418 million as of December 31, 2023 and December 31, 2022, respectively. We carry this secured financing instrument at fair value of $350 million and $374 million as of December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At December 31, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2023, the maturity on the secured financing agreements at fair value was four years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Year Ended December 31, 2023	$2,836,314	$2,432,115
Year Ended December 31, 2022	$3,208,136	$3,434,765
Year Ended December 31, 2021	$3,937,929	$3,261,613

Quarter End December 31, 2023	$2,547,584	$2,432,115
Quarter End September 30, 2023	$2,665,230	$2,603,911
Quarter End June 30, 2023	$2,932,424	$2,686,522
Quarter End March 31, 2023	$3,209,153	$3,195,322

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2023 and December 31, 2022, the carrying value of our total interest-bearing debt was approximately $10.1 billion and $10.6 billion, respectively, which represented a leverage ratio of approximately 4.0:1 and 4.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2023, we had secured financing agreements with 12 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of December 31, 2023 and December 31, 2022, we had $3.6 billion and $4.7 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and U.S. Treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2023 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing agreements counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at December 31, 2023:

December 31, 2023
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	8	$1,244,452	$485,169
Japan	2	920,372	462,229
Canada	1	271,810	138,898
Netherlands	1	7,457	283
Total	12	$2,444,091	$1,086,580
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At December 31, 2023, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 17% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million. At December 31, 2022, we had amounts at risk with Nomura of 12% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura was $308 million.

At December 31, 2023, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In June 2023, our Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock and preferred stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We repurchased 5.8 million shares of our common stock at an average price of $5.66 for a total of $33 million during the year ended December 31, 2023. We repurchased approximately 5.4 million shares of our common stock at an average price of $9.10 for a total of $49 million during the year ended December 31, 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of December 31, 2023.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. We issued approximately 14.5 million shares of our common stock at an average price of $5.09 for a total of $74 million during the year ended December 31, 2023. We did not issue any shares under the at-the-market sales program during the year ended December 31, 2022. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of December 31, 2023.

During the year ended December 31, 2023, we declared dividends to common shareholders of $167 million or $0.70 per share, respectively. During the year ended December 31, 2022, we declared dividends to common shareholders of $266 million, or $1.12 per share, respectively.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2023 and 2022, respectively.

We declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the years ended December 31, 2023, and 2022, respectively.

We declared dividends to Series C preferred stockholders of $20 million, or $1.937500 per preferred share, during the years ended December 31, 2023, and 2022, respectively.

We declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the years ended December 31, 2023, and 2022, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum.

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, or (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

As of December 31, 2023, approximately 18 million shares were available for future grant under the Plan.

Grants of Restricted Stock Units, or RSUs
During the years ended December 31, 2023 and 2022, we granted RSU awards to employees. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 1 million RSU awards during the year ended December 31, 2023 with a grant date fair value of $6 million for the 2023 performance year. We granted 396 thousand RSU awards during the year ended December 31, 2022 with a grant date fair value of $4 million for the 2022 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the years ended December 31, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. For the PSU awards granted during the year ended December 31, 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return and share price performance compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share prices plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the PSU awards granted during the year ended December 31, 2022, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on the our Economic Return compared to a peer group. During the year ended December 31, 2023, we granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the year ended December 31, 2022, we granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

At December 31, 2023 and December 31, 2022, there were approximately 3.6 million and 3.0 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at December 31, 2023 and December 31, 2022. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

December 31, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,273,274	$808,602	$362,215	$—	$2,444,091
Securitized debt, collateralized by Non-Agency RMBS	251	326	—	67	644
Securitized debt at fair value, collateralized by Loans held for investment	1,405,503	2,302,421	1,738,678	2,942,234	8,388,836
Interest expense on MBS secured financing agreements (1)	23,423	6,555	1,696	—	31,674
Interest expense on securitized debt (1)	273,963	425,281	294,111	356,337	1,349,693
Total	$2,976,414	$3,543,185	$2,396,700	$3,298,638	$12,214,938
(1) Interest is based on variable rates in effect as of December 31, 2023.

December 31, 2022
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,329,284	$731,308	$382,838	$—	$3,443,430
Securitized debt, collateralized by Non-Agency RMBS	640	523	71	92	1,326
Securitized debt at fair value, collateralized by Loans held for investment	1,636,544	2,535,642	1,733,022	1,949,240	7,854,448
Interest expense on MBS secured financing agreements (1)	28,915	6,147	1,750	—	36,812
Interest expense on securitized debt (1)	208,059	307,001	187,281	176,580	878,921
Total	$4,203,442	$3,580,621	$2,304,962	$2,125,912	$12,214,937
(1) Interest is based on variable rates in effect as of December 31, 2022.

Not included in the table above are the unfunded construction loan commitments of $5 million and $9 million as of December 31, 2023 and December 31, 2022, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of December 31, 2023, we have funded $46 million towards that commitment, leaving an unfunded commitment of $29 million.

Capital Expenditure Requirements

At December 31, 2023 and December 31, 2022, we had no material commitments for capital expenditures.

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

Income on our investments is recognized based on an effective interest rate we expect to earn over the life of the investment. The effective interest rate is determined based on the cost of the investment and the expectation of future cash flows. To determine the future cash flows, we estimate the amount and timing of principal and interest, referred to as the repayment rate, and our expectations of defaults on payments of principal and interest. These estimates require significant judgment which change over time as our expectations change due to changes in market conditions and changes in our investments as principal and interest, other cash flows or losses are experienced. These estimates are compared to actual results of the investment and other similar investments on a regular basis and updated as necessary. These comparisons may result in a favorable or unfavorable change in the effective interest rate expected to be collected. Any favorable or unfavorable changes are reflected as a change in income. Our estimates of the timing and amount of principal and interest, including our expectation of defaults on payments of principal and interest are critical to accurately reporting interest income.

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

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. Our fair value estimation process utilizes inputs other than quoted prices that are observed in the market. Our estimates are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 97% and 95% of total assets measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively. Level 3 liabilities represent approximately 96% and 95% of total liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022, respectively.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to 40 consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2023, we consolidated 38 residential mortgage loan securitizations and 2 RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and Non-QM residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily first lien mortgages of 2005-2007 vintages.

Our determination to consolidate these 40 VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to remove the servicer without cause resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

Additionally, refer to Item 1A, "Risk Factors" included in this 2023 Form 10-K for additional information on risks we face.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Balance, beginning of period	$81,236	$80,532	$79,875	$89,234	$103,394
Realized losses	(1,225)	(1,727)	(2,445)	(2,293)	(3,063)
Accretion	2,569	2,576	2,765	2,949	3,133
Losses on purchases	—	6	—	—	—
Losses on sold/paid-off	—	95	—	—	(4,444)
Increase/(decrease)	12,786	(246)	337	(10,015)	(9,786)
Balance, end of period	$95,366	$81,236	$80,532	$79,875	$89,234

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Balance, beginning of period	$251,002	$254,354	$285,823	$321,017	$285,174
Realized losses	(8,457)	(8,200)	(10,281)	(7,992)	(11,023)
Accretion	3,427	3,444	3,554	3,650	3,715
Losses on purchases	—	—	—	404	7,677
Increase/(decrease)	(32,328)	1,404	(24,742)	(31,256)	35,474
Balance, end of period	$213,644	$251,002	$254,354	$285,823	$321,017

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

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over SOFR. The fixed spread varies depending on the type of underlying asset which collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions.

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

Effect of U.S. Dollar London Inter Bank Offered Rate or, LIBOR transition

The interest rates on our certain adjustable-rate mortgage loans in our securitizations were based on LIBOR, as were some classes of our preferred stock. After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. This means that all of our LIBOR-based adjustable-rate mortgage loans have been converted to an equivalent SOFR-based rates plus the appropriate spread adjustment as of July 1, 2023.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2023 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2023
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (1)
-100 Basis Points	6.22%	7.92%
-50 Basis Points	3.01%	3.77%
Base Interest Rate	—	—
+50 Basis Points	(3.00)%	(3.34)%
+100 Basis Points	(5.84)%	(6.55)%
(1) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

Prepayment Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in actual or expected prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income, increasing interest income when prepayments increase. Actual prepayment results may be materially different than the assumptions we use for our portfolio.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2023. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2023
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$26,728	$407,205	$9,151	$12,118,598	$12,561,682
Cash equivalents	221,684	—	—	—	221,684
Total rate sensitive assets	$248,412	$407,205	$9,151	$12,118,598	$12,783,366

Rate sensitive liabilities	2,421,880	4,907,278	—	2,767,244	10,096,402
Interest rate sensitivity gap	$(2,173,468)	$(4,500,073)	$9,151	$9,351,354	$2,686,964

Cumulative rate sensitivity gap	$(2,173,468)	$(6,673,541)	$(6,664,390)	$2,686,964

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(17)%	(52)%	(52)%	21%

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

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2023 Form 10-K.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of our disclosure controls and procedures covering the preparation and review of this 2023 Form 10-K. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, included in their report under Item 8. "Financial statements and Supplementary Data"

(c) Changes in Internal Control over Financial Reporting

During the fourth quarter of 2023, we implemented control enhancements related to validating the key assumption inputs that we use in the valuation of our portfolio. Other than as discussed in the preceding sentence, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2024 (and, in any event, no later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 5, 2024. The information to be included in the Proxy Statement regarding our directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

10.1†	Chimera Investment Corporation 2023 Equity Incentive Plan (filed as Appendix I to the Company’s Proxy Statement filed on April 26, 2023 and incorporated herein by reference)
10.2†	Form of Performance Share Unit Award Agreement
10.3†	Form of Restricted Stock Unit Award Agreement
10.4†	Stock Award Deferral Program (filed as Exhibit 10.6 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference)

10.5†
Employment Agreement, dated December March 24, 2023 and effective as of January 1, 2023, between the Company and Phillip J. Kardis, II (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference).

10.6†
Employment Agreement, dated March 24, 2023 and effective as of January 1, 2023, between the Company and Choudhary Yarlagadda (filed as Exhibit 10.2 to the Company’s Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference).

10.7†
Employment Agreement, dated December March 24, 2023 and effective as of January 1, 2023, between the Company and Subramaniam Viswanathan (filed as Exhibit 10.3 to the Company’s Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference).

10.8†
Employment Agreement, dated December March 24, 2023 and effective as of January 1, 2023, between the Company and Dan Sudhanshu Thakkar (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference).

10.9†	Employment Agreement, dated and effective as of November 9, 2023, between the Company and Miyun Sung
10.10†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference).
10.11†
Letter of Agreement and General Release, dated January 10, 2024, between Chimera Investment Corporation and Choudhary Yarlagadda (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 17, 2024 and incorporated herein by reference.

21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97†	Chimera Investment Corporation Compensation Recovery Policy
101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

Valuation of financial instruments using significant unobservable inputs
Description of the Matter	As of December 31, 2023, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $1.04 billion of Non-Agency RMBS, at fair value; $11.1 billion of Loans held for investment, at fair value; and $7.6 billion of Securitized debt at fair value, collateralized by loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 5 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

Auditing the fair value of the Company's Level 3 financial instruments was complex due to the judgment and estimation uncertainty used by the Company in determining the fair value of the financial instruments. In particular, to value its Level 3 financial instruments, the Company used significant unobservable inputs, such as discount rates, prepayment speeds, default rates, and loss severities which are significant to the valuation of these Level 3 financial instruments.

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

Our audit procedures included, among others, evaluating the valuation methodologies used by the Company. With the assistance of our valuation specialists, we independently developed a range of fair value estimates for a sample of financial instruments based on market data and compared them to the Company's estimates. In addition, we evaluated information that corroborates or contradicts the Company's fair value estimates.

Interest Income on Non-Agency RMBS and Loans held for investment
Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company recorded $38.8 million of net accretion of purchase discounts on the Company’s Non-Agency RMBS portfolio and $52.6 million of net amortization of purchase premiums on the Company’s Loans held for investment portfolio, both of which are included in the interest income line item within the consolidated statement of operations for the year ending December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the Company recognizes interest income on these investments using the interest method based on management’s estimates of cash flows. The Company uses significant assumptions regarding the timing and amount of expected future cash flows such as prepayment speeds, default rates, loss severities and other pertinent factors.

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

Our audit procedures included, among others, evaluating the appropriateness of the income recognition model applied to each of the Company’s investments and, for a sample of investments, testing the mathematical accuracy of the yields and the Company’s cash flow estimates. With the assistance of our valuation specialists, we independently developed a range of loss projections for a sample of investments based on market data and compared them to the Company’s estimates utilized for income recognition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012

New York, New York

February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 29, 2024

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	December 31, 2023	December 31, 2022
Cash and cash equivalents	$221,684	$264,600
Non-Agency RMBS, at fair value (net of allowance for credit losses of $19 million and $7 million, respectively)	1,043,806	1,147,481
Agency MBS, at fair value	102,484	430,944
Loans held for investment, at fair value	11,397,046	11,359,236
Accrued interest receivable	76,960	61,768
Other assets	87,018	133,866
Derivatives, at fair value	—	4,096
Total assets (1)	$12,928,998	$13,401,991
Liabilities:
Secured financing agreements ($3.6 billion and $4.7 billion pledged as collateral, respectively, and includes $350 million and $374 million at fair value, respectively)	$2,432,115	$3,434,765
Securitized debt, collateralized by Non-Agency RMBS ($249 million and $276 million pledged as collateral, respectively)	75,012	78,542
Securitized debt at fair value, collateralized by Loans held for investment ($10.7 billion and $10.0 billion pledged as collateral, respectively)	7,601,881	7,100,742
Payable for investments purchased	158,892	9,282
Accrued interest payable	38,272	30,696
Dividends payable	54,552	64,545
Accounts payable and other liabilities	9,355	16,616
Total liabilities (1)	$10,370,079	$10,735,188

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 241,360,656 and 231,824,192 shares issued and outstanding, respectively	2,414	2,318
Additional paid-in-capital	4,368,520	4,318,388
Accumulated other comprehensive income	185,668	229,345
Cumulative earnings	4,165,046	4,038,942
Cumulative distributions to stockholders	(6,163,101)	(5,922,562)
Total stockholders' equity	$2,558,919	$2,666,803
Total liabilities and stockholders' equity	$12,928,998	$13,401,991
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2023, and December 31, 2022, total assets of consolidated VIEs were $10,501,840 and $10,199,266, respectively, and total liabilities of consolidated VIEs were $7,349,109 and $6,772,125, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net interest income:
Interest income (1)	$772,904	$773,121	$937,546
Interest expense (2)	509,541	333,293	326,628
Net interest income	263,363	439,828	610,918

Increase/(decrease) in provision for credit losses	11,371	7,037	33

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(6,411)	(1,482)	—
Realized gains (losses) on derivatives	(40,957)	(561)	—
Periodic interest cost of swaps, net	17,167	(1,752)	—
Net gains (losses) on derivatives	(30,201)	(3,795)	—
Net unrealized gains (losses) on financial instruments at fair value	34,373	(736,899)	437,357
Net realized gains (losses) on sales of investments	(31,234)	(76,473)	45,313
Gains (losses) on extinguishment of debt	3,875	(2,897)	(283,556)
Other investment gains (losses)	1,091	(1,866)	—
Total other gains (losses)	(22,096)	(821,930)	199,114

Other expenses:
Compensation and benefits	30,570	49,378	46,823
General and administrative expenses	25,117	22,651	22,246
Servicing and asset manager fees	32,624	36,005	36,555
Transaction expenses	15,379	16,146	29,856
Total other expenses	103,690	124,180	135,480
Income (loss) before income taxes	126,206	(513,319)	674,519
Income tax expense (benefit)	102	(253)	4,405
Net income (loss)	$126,104	$(513,066)	$670,114

Dividends on preferred stock	73,750	73,765	73,764

Net income (loss) available to common shareholders	$52,354	$(586,831)	$596,350

Net income (loss) per share available to common shareholders:
Basic	$0.23	$(2.51)	$2.55
Diluted	$0.23	$(2.51)	$2.44

Weighted average number of common shares outstanding:
Basic	230,057,356	233,938,745	233,770,474
Diluted	232,617,866	233,938,745	245,496,926
(1) Includes interest income of consolidated VIEs of $593,384, $551,253, and $586,580 for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 8 for further discussion.
(2) Includes interest expense of consolidated VIEs of $282,542, $197,823, and $203,135 for the years ended December 31, 2023, 2022, and 2021, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Comprehensive income (loss):
Net income (loss)	$126,104	$(513,066)	$670,114
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(44,990)	(175,709)	(115,926)
Reclassification adjustment for net realized losses (gains) included in net income	1,313	—	(37,116)
Other comprehensive income (loss)	$(43,677)	$(175,709)	$(153,042)
Comprehensive income (loss) before preferred stock dividends	$82,427	$(688,775)	$517,072
Dividends on preferred stock	$73,750	$73,765	$73,764
Comprehensive income (loss) available to common stock shareholders	$8,677	$(762,540)	$443,308

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	126,104	—	126,104
Other comprehensive income (loss)	—	—	—	—	—	—	(43,677)	—	—	(43,677)
Repurchase of common stock	—	—	—	—	(58)	(33,043)	—	—	—	(33,101)
Issuance of common stock	—	—	—	—	145	73,632	—	—	—	73,777
Stock based compensation	—	—	—	—	9	9,543	—	—	—	9,552
Common dividends declared	—	—	—	—	—	—	—	—	(166,789)	(166,789)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,750)	(73,750)
Balance, December 31, 2023	$58	$130	$104	$80	$2,414	$4,368,520	$185,668	$4,165,046	$(6,163,101)	$2,558,919

For the Year Ended December, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(513,066)	—	(513,066)
Other comprehensive income (loss)	—	—	—	—	—	—	(175,709)	—	—	(175,709)
Repurchase of Common Stock	—	—	—	—	(54)	(48,832)	—	—	—	(48,886)
Stock based compensation	—	—	—	—	2	8,175	—	—	—	8,177
Common dividends declared	—	—	—	—	—	—	—	—	(266,139)	(266,139)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,765)	(73,765)
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803

For the Year Ended December, 2021

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2020	$58	$130	$104	$80	$2,306	$4,538,029	$558,096	$3,881,894	$(5,201,311)	$3,779,386
Net income (loss)	—	—	—	—	—	—	—	670,114	—	670,114
Other comprehensive income (loss)	—	—	—	—	—	—	(153,042)	—	—	(153,042)
Repurchase of Common Stock	—	—	—	—	(2)	(1,826)	—	—	—	(1,828)
Settlement of warrants	—	—	—	—	—	(220,945)	—	—	—	(220,945)
Settlement of convertible debt	—	—	—	—	58	37,282	—	—	—	37,340
Stock based compensation	—	—	—	—	8	6,505	—	—	—	6,513
Common dividends declared	—	—	—	—	—	—	—	—	(307,583)	(307,583)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,764)	(73,764)
Balance, December 31, 2021	$58	$130	$104	$80	$2,370	$4,359,045	$405,054	$4,552,008	$(5,582,658)	$3,736,191

See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash Flows From Operating Activities:
Net income (loss)	$126,104	$(513,066)	$670,114
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	16,347	61,488	70,584
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	31,818	(258)	8,625
Net unrealized losses (gains) on derivatives	6,411	1,482	—
Proceeds (payments) for derivative settlements	(20,509)	(6,200)	—
Margin (paid) received on derivatives	70,415	(40,234)	—
Net unrealized losses (gains) on financial instruments at fair value	(34,373)	736,899	(437,357)
Net realized losses (gains) on sales of investments	31,234	76,473	(45,313)
Other investment (gains) losses	(1,091)	1,866	—
Net increase (decrease) in provision for credit losses	11,371	7,037	33
(Gain) loss on extinguishment of debt	(3,875)	2,897	283,556
Equity-based compensation expense	9,552	8,177	6,513
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(15,192)	7,745	11,643
Decrease (increase) in other assets	(15,235)	(33,476)	(36,013)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(7,285)	5,041	6,903
Increase (decrease) in accrued interest payable, net	7,577	9,851	(20,106)
Net cash provided by (used in) operating activities	$213,269	$325,722	$519,182
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,085)	$(57,931)	$(217,263)
Sales	313,094	42,503	201,653
Principal payments	901	253,815	773,381
Non-Agency RMBS portfolio:
Purchases	(3,954)	(23,000)	(9,766)
Sales	—	23,056	47,674
Principal payments	83,724	178,305	299,332
Loans held for investment:
Purchases	(1,260,187)	(2,067,352)	(2,852,801)
Sales	2,611	—	1,653,260
Principal payments	1,417,648	2,160,445	2,652,767
Net cash provided by (used in) investing activities	$551,752	$509,841	$2,548,237
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$29,073,443	$37,815,611	$45,623,033
Payments on secured financing agreements	(30,090,242)	(37,637,975)	(47,001,449)
Payments on repurchase of common stock	(33,101)	(48,886)	(1,828)
Proceeds on issuance of common stock	73,777	—	—
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	2,186,058	1,122,982	5,521,953
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,767,286)	(1,844,033)	(6,440,480)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(53)	(2,892)	(21,752)
Payments on convertible debt purchases	—	—	(36,892)

Settlement of warrants	—	—	(220,945)
Common dividends paid	(195,219)	(287,746)	(298,644)
Preferred dividends paid	(55,313)	(73,765)	(73,764)
Net cash provided by (used in) financing activities	$(807,937)	$(956,704)	$(2,950,768)
Net increase (decrease) in cash and cash equivalents	(42,916)	(121,141)	116,651
Cash and cash equivalents at beginning of period	264,600	385,741	269,090
Cash and cash equivalents at end of period	$221,684	$264,600	$385,741

Supplemental disclosure of cash flow information:
Interest received	$774,059	$842,354	$1,019,773
Interest paid	$470,147	$323,271	$338,538
Income taxes paid (received)	$102	$(253)	$4,405
Non-cash investing activities:
Payable for investments purchased	$158,892	$9,282	$477,415
Net change in unrealized gain (loss) on available-for sale securities	$(44,990)	$(175,709)	$(153,042)
Retained beneficial interests	$—	$—	$24,891

Transfer of investments due to consolidation
Loans held for investment, at fair value	$—	$1,047,838	$—
Securitized debt at fair value, collateralized by loans held for investment	$—	$774,514	$—
Non-Agency RMBS, at fair value	$—	$(218,276)	$—

Non-cash financing activities:
Dividends declared, not yet paid	$54,552	$64,545	$86,152
Conversion of convertible debt	$—	$—	$37,339

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at December 31, 2023. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $589 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the year ended December 31, 2023 and are reported within Other Expenses on the Statement of Operations. The Company paid $250 thousand and $1 million during the years ended December 31, 2022 and 2021, respectively, in fees to Kah Capital Management, LLC. These fees were paid for investment services provided, and are reported within Other Expenses on the Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. As of December 31, 2023, the Company has funded $46 million towards that commitment. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Statement of Operations.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2023 and December 31, 2022.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage backed securities, or MBS, representing interests in obligations backed by pools of mortgage loans. The Company’s investments in MBS includes investments in both Agency MBS and Non-Agency MBS. The Company delineates between Agency MBS and Non-Agency MBS as follows: (1) Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation; and (2) Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is not guaranteed and it is subject to the performance of the mortgage loans or MBS collateralizing the obligation. Agency MBS collectively refers to include Agency CMBS and Agency RMBS.

The Company also invests in Interest Only Agency MBS strips and Interest Only Non-Agency RMBS strips, or IO MBS strips. IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral.

The Company classifies its MBS as available-for-sale sale (AFS) or in accordance with the fair-value option (FVO). MBS classified as AFS are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in Other comprehensive income (OCI). MBS classified as FVO are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in earnings. See Note 5 of these consolidated financial statements for further discussion of MBS classified as FVO and how the Company determines fair value. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

The Company’s accounting policy for interest income and an allowance for credit losses related to its MBS is as follows:

Interest Income Recognition and Allowance for Credit Losses

Investments in Non-agency RMBS securities

The Company considers its investments in Non-Agency RMBS as beneficial interests. Beneficial interests give the Company the right to receive all or portions of specified cash flows received by a trust or other entity. Beneficial interests held by the Company are created in connection with securitization transactions such as those involving mortgage loan obligations. Beneficial interests are accounted for in accordance with guidance Financial Accounting Standards Board (FASB) Accounting Standards Codification, 325-40, Beneficial Interests in Securitized Financial Assets, (ASC 325-40) as amended by the accounting standards update No. 2016-13, Measurement of Credit Losses on Financial Instruments (ASU 2016-13).

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
Investments in Agency Securities
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
All securities carried at fair value with changes in fair value recorded in OCI need to be evaluated for expected losses, even if the risk of loss is considered remote. However, the Company is not required to measure expected credit losses on securities in which historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation that incurring a credit loss is zero. Based on the current facts and circumstances, the Company believes its investments in Agency Securities would qualify for zero expected credit losses. The factors considered in reaching this conclusion include the long history of zero credit losses, the explicit guarantee by the US government (although limited for FNMA and FHLMC securities) and yields that, while not risk-free, generally trade based on market views of prepayment and liquidity risk (not credit risk).
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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are initially measured at the estimated fair value less the estimated cost to sell. At the time the asset is re-categorized, any excess of the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. REO assets are subsequently measured at the lower of its carrying amount or fair value less cost to sell. The carrying value of REO assets at

December 31, 2023 and December 31, 2022 was $18 million and $21 million, respectively, and were recorded in Other Assets on the Company’s Consolidated Statements of Financial Condition.

(f) Secured Financing Agreements

The Company finances the acquisition of a significant portion of its mortgage-backed securities with secured financing agreements. Secured financing agreements include short-term repurchase agreements with original maturity dates of less than one-year, long-term financing agreements with original maturity dates of more than one year and loan warehouse credit facilities collateralized by loans acquired by the Company. The Company has evaluated each agreement and has determined that each of the secured financing agreements be accounted for as secured borrowings, which is recourse to the Company.

The Company has elected the fair value option on certain of its secured financing agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period, fees paid at inception related to secured financing agreements at fair value are expensed as incurred. Interest expense is recorded based on the current interest rate in effect for the related agreement. Refer to Note 6 Secured Financing Agreements for further details.

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

(h) Fair Value

The Company carries the majority of its financial instruments at fair value. The Company has elected fair value option on certain Non-Agency RMBS, Agency MBS, Loans held for investments, certain secured financing agreements and Securitized debt, collateralized by loans held for investment. The Company believes the fair value option election will provide its financial statements user with reduced complexity, greater consistency, understandability and comparability.

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2023 and 2022.

(l) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stocks. Refer to Note 10 Capital Stock for further information.

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

(o) Recent Accounting Pronouncements

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of December 31, 2023 and December 31, 2022.

December 31, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,073,632	$14,641	$(582,640)	$505,633	$(15,052)	$676,128	$192,528	$(6,981)	$185,547
Subordinated	583,049	3,609	(286,247)	300,411	(3,508)	276,903	16,548	(36,548)	(20,000)
Interest-only	2,874,680	157,871	—	157,871	—	90,775	14,394	(81,490)	(67,096)
Agency RMBS
Interest-only	392,284	19,238	—	19,238	—	15,023	862	(5,077)	(4,215)
Agency CMBS
Project loans	86,572	1,248	—	87,820	—	79,179	—	(8,641)	(8,641)
Interest-only	478,239	7,766	—	7,766	—	8,282	1,307	(791)	516
Total	$5,488,456	$204,373	$(868,887)	$1,078,739	$(18,560)	$1,146,290	$225,639	$(139,528)	$86,111

December 31, 2022
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,153,458	$7,377	$(624,803)	$536,032	$(4,418)	$761,808	$237,127	$(6,933)	$230,194
Subordinated	439,591	3,872	(139,142)	304,321	(2,770)	286,909	22,035	(36,677)	(14,642)
Interest-only	3,286,545	162,820	—	162,820	—	98,764	15,968	(80,024)	(64,056)
Agency RMBS
Interest-only	409,940	18,768	—	18,768	—	15,148	1,371	(4,991)	(3,620)
Agency CMBS
Project loans	302,685	5,805	(192)	308,298	—	289,418	—	(18,880)	(18,880)
Interest-only	2,669,396	139,738	—	139,738	—	126,378	1,654	(15,014)	(13,360)
Total	$8,261,615	$338,380	$(764,137)	$1,469,977	$(7,188)	$1,578,425	$278,155	$(162,519)	$115,636

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2023 and December 31, 2022. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

	December 31, 2023
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$51,476	$(281)	13	$42,859	$(6,700)	6	$94,335	$(6,981)	19
Subordinated	19,382	(1,467)	5	181,822	(35,081)	33	201,204	(36,548)	38
Interest-only	19,263	(4,035)	27	36,731	(77,455)	105	55,994	(81,490)	132
Agency RMBS
Interest-only	—	—	—	9,151	(5,077)	8	9,151	(5,077)	8
Agency CMBS
Project loans	43,827	(4,040)	5	35,353	(4,601)	32	79,180	(8,641)	37
Interest-only	2,601	(529)	2	158	(262)	2	2,759	(791)	4
Total	$136,549	$(10,352)	52	$306,074	$(129,176)	186	$442,623	$(139,528)	238

	December 31, 2022
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$83,553	$(6,170)	13	$7,577	$(763)	1	$91,130	$(6,933)	14
Subordinated	161,959	(27,120)	28	37,025	(9,557)	8	198,984	(36,677)	36
Interest-only	41,890	(24,411)	79	15,213	(55,613)	50	57,103	(80,024)	129
Agency RMBS
Interest-only	6,062	(500)	4	2,825	(4,491)	4	8,887	(4,991)	8
Agency CMBS
Project loans	281,307	(18,880)	131	—	—	—	281,307	(18,880)	131
Interest-only	81,472	(10,503)	5	35,234	(4,511)	3	116,706	(15,014)	8
Total	$656,243	$(87,584)	260	$97,874	$(74,935)	66	$754,117	$(162,519)	326

At December 31, 2023, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2023.

The Company had $23 thousand and $3 million gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of December 31, 2023 and December 31, 2022, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2023 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $18 million and $20 million, at December 31, 2023 and December 31, 2022, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the years ended December 31, 2023 and 2022 is presented below.

	For the Year Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
Beginning allowance for credit losses	$7,188	$213

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	1,938	3,515
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	12,261	4,525
Write-offs charged against the allowance	(2,860)	(1,204)
Recoveries of amounts previously written off	33	139
Ending allowance for credit losses	$18,560	$7,188

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	98,394	6.2%	2.3%	35.3%
Subordinated	75,005	6.2%	0.7%	38.9%

	December 31, 2022
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	88,062	7.5%	2.4%	39.7%
Subordinated	66,914	9.2%	0.4%	40.9%

The increase in the allowance for credit losses for the year ended December 31, 2023 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2022. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at December 31, 2023 and December 31, 2022.

	December 31, 2023
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$192,528	$—	$192,528	$(5,396)	$(1,585)	$(6,981)
Subordinated	10,757	5,791	16,548	(12,198)	(24,350)	(36,548)
Interest-only	—	14,394	14,394	—	(81,490)	(81,490)
Agency RMBS
Interest-only	—	862	862	—	(5,077)	(5,077)
Agency CMBS
Project loans	—	—	—	(23)	(8,618)	(8,641)
Interest-only	—	1,307	1,307	—	(791)	(791)
Total	$203,285	$22,354	$225,639	$(17,617)	$(121,911)	$(139,528)

	December 31, 2022
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$237,127	$—	$237,127	$(5,132)	$(1,801)	$(6,933)
Subordinated	14,600	7,435	22,035	(14,418)	(22,259)	(36,677)
Interest-only	—	15,968	15,968	—	(80,024)	(80,024)
Agency RMBS
Interest-only	—	1,371	1,371	—	(4,991)	(4,991)
Agency CMBS
Project loans	—	—	—	(2,832)	(16,048)	(18,880)
Interest-only	—	1,654	1,654	—	(15,014)	(15,014)
Total	$251,727	$26,428	$278,155	$(22,382)	$(140,137)	$(162,519)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2023 and December 31, 2022.

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,073,632	$45.69	62.98	5.7%	17.3%
Subordinated	583,049	50.92	47.49	3.3%	6.7%
Interest-only	2,874,680	5.49	3.16	0.5%	4.2%
Agency RMBS
Interest-only	392,284	4.90	3.83	0.1%	5.7%
Agency CMBS
Project loans	86,572	101.44	91.46	4.0%	3.8%
Interest-only	478,239	1.62	1.73	0.5%	8.2%
(1) Bond Equivalent Yield at period end.

	December 31, 2022
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,153,458	$46.09	$66.05	5.3%	16.4%
Subordinated	439,591	68.60	65.27	4.2%	6.8%
Interest-only	3,286,545	4.95	3.01	0.6%	5.3%
Agency RMBS
Interest-only	409,940	4.58	3.70	0.9%	5.0%
Agency CMBS
Project loans	302,685	101.85	95.62	4.3%	4.1%
Interest-only	2,669,396	5.23	4.73	0.7%	3.4%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2023 and December 31, 2022 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$12,086	$100,330	$288,283	$275,429	$676,128
Subordinated	3,727	16,221	100,541	156,414	276,903
Interest-only	269	24,858	62,934	2,714	90,775
Agency RMBS
Interest-only	15,023	—	—	—	15,023
Agency CMBS
Project loans	7,797	—	—	71,382	79,179
Interest-only	614	7,668	—	—	8,282
Total fair value	$39,516	$149,077	$451,758	$505,939	$1,146,290
Amortized cost
Non-Agency RMBS
Senior	$4,072	$95,442	$202,295	$203,824	$505,633
Subordinated	2,301	12,672	104,432	181,006	300,411
Interest-only	9,527	46,578	98,632	3,134	157,871
Agency RMBS
Interest-only	19,238	—	—	—	19,238
Agency CMBS
Project loans	7,820	—	—	80,000	87,820
Interest-only	775	6,991	—	—	7,766
Total amortized cost	$43,733	$161,683	$405,359	$467,964	$1,078,739

	December 31, 2022
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$6,727	$152,811	$308,351	$293,919	$761,808
Subordinated	3,957	6,829	113,903	162,220	286,909
Interest-only	205	30,780	65,038	2,741	98,764
Agency RMBS
Interest-only	—	—	15,148	—	15,148
Agency CMBS
Project loans	8,112	—	—	281,306	289,418
Interest-only	139	126,239	—	—	126,378
Total fair value	$19,140	$316,659	$502,440	$740,186	$1,578,425
Amortized cost
Non-Agency RMBS
Senior	$6,336	$122,916	$206,615	$200,165	$536,032
Subordinated	1,184	5,008	118,700	179,429	304,321
Interest-only	6,249	64,172	89,266	3,133	162,820
Agency RMBS
Interest-only	—	—	18,768	—	18,768
Agency CMBS
Project loans	8,112	—	—	300,186	308,298
Interest-only	200	139,538	—	—	139,738
Total amortized cost	$22,081	$331,634	$433,349	$682,913	$1,469,977

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at December 31, 2023 and December 31, 2022. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

December 31, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.4%	2.6%	1.3%	3.0%	0.5%	12.2%

December 31, 2022	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	2.9%	1.3%	3.3%	1.3%	3.0%	0.6%	12.4%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2023 and December 31, 2022.

	December 31, 2023		December 31, 2022
Weighted average maturity (years)		19.5		21.4
Weighted average amortized loan to value (1)		57.1%		58.2%
Weighted average FICO (2)		707		713
Weighted average loan balance (in thousands)		$252		$258
Weighted average percentage owner-occupied		84.5%		84.4%
Weighted average percentage single family residence		61.4%		61.4%
Weighted average current credit enhancement		1.3%		1.1%
Weighted average geographic concentration of top four states	CA	33.1%	CA	32.7%
	NY	11.6%	NY	11.3%
	FL	7.6%	FL	7.6%
	NJ	4.5%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2023 and December 31, 2022.

Origination Year	December 31, 2023	December 31, 2022
2003 and prior	1.2%	0.7%
2004	0.8%	1.1%
2005	8.2%	9.0%
2006	43.3%	45.0%
2007	32.5%	30.8%
2008 and later	14.0%	13.4%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2023, 2022 and 2021 are as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$—	$23,056	$47,877
Agency RMBS	—	42,502	626
Agency CMBS	313,094	—	201,037

Gross realized gains:
Non-Agency RMBS	—	—	37,742
Agency RMBS	—	—	—
Agency CMBS	—	—	13,735
Gross realized losses:
Non-Agency RMBS	—	(15,595)	(4,955)
Agency RMBS	—	(60,878)	(1,209)
Agency CMBS	(31,234)	—	—
Net realized gain (loss)	$(31,234)	$(76,473)	$45,313

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

At December 31, 2023 and December 31, 2022, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.8 billion and $11.9 billion as of December 31, 2023 and December 31, 2022, respectively. The total unpaid principal balance of the Company's Loans held for investment was $12.0 billion and $12.1 billion as of June 30, 2023 and December 31, 2022, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2023 and December 31, 2022:

	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
Balance, beginning of period	$11,359,236	$12,261,926
Transfer due to consolidation	—	1,047,838
Purchases	1,421,537	1,615,377
Principal paydowns	(1,417,787)	(2,160,445)
Sales and settlements	(246)	(5,369)
Net periodic accretion (amortization)	(51,005)	(52,616)
Change in fair value	85,311	(1,347,475)
Balance, end of period	$11,397,046	$11,359,236

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the years ended December 31, 2023, and December 31, 2022, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2023 (1)	December 31, 2022
2002 and prior	5.5%	6.0%
2003	4.8%	5.0%
2004	9.0%	9.7%
2005	15.3%	16.3%
2006	19.2%	20.3%
2007	20.9%	21.5%
2008	6.5%	6.6%
2009	1.5%	1.5%
2010 and later	17.3%	13.1%
Total	100.0%	100.0%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023, which were purchased prior to the reporting date and settled subsequent to the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2023 and December 31, 2022:

	December 31, 2023 (1)		December 31, 2022
Number of loans		112,572		116,876
Weighted average maturity (years)		21.0		20.9
Weighted average loan to value (2)		79.0%		82.2%
Weighted average FICO		665		658
Weighted average loan balance (in thousands)		$106		$103
Weighted average percentage owner occupied		86.0%		87.5%
Weighted average percentage single family residence		78.4%		79.3%
Weighted average geographic concentration of top five states	CA	14.7%	CA	14.6%
	FL	8.8%	FL	8.5%
	NY	8.6%	NY	8.5%
	PA	4.5%	VA	4.5%
	VA	4.3%	PA	4.4%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023, which were purchased prior to the reporting date and settled subsequent to the reporting date.
(2) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at December 31, 2023 and December 31, 2022, respectively.

December 31, 2023 (1)
(dollars in thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	5,516	0.00% to 22.99%	11/1/2001 - 10/1/2061	419,527	35,474	23,685
$250 to $500	487	2.38% to 14.50%	11/1/2028 - 10/1/2061	169,269	9,648	7,137
$500 to $750	121	3.00% to 10.00%	3/1/2034 - 9/1/2056	72,531	2,973	5,357
$750 to $1,000	37	2.88% to 10.50%	5/1/2035 - 2/1/2059	31,910	2,685	—
Over $1,000	54	2.38% to 9.25%	10/1/2034 - 8/1/2059	84,180	4,318	5,392
	6,215			777,417	55,098	41,571

Fixed loans:
$1 to $250	97,952	0.00% to 20.90%	7/1/2000 - 1/1/2099	7,365,418	694,682	477,229
$250 to $500	6,612	0.00% to 13.00%	12/1/2005 - 11/1/2062	2,203,285	216,451	174,653
$500 to $750	1,000	1.99% to 12.00%	3/1/2013 - 11/1/2062	598,053	30,687	55,958
$750 to $1,000	386	2.00% to 11.99%	3/1/2021 - 11/1/2062	333,086	18,285	21,000
Over $1,000	407	1.73% to 11.99%	1/1/2021 - 11/1/2061	599,099	19,104	36,170
	106,357			11,098,941	979,209	765,010

Total	112,572			11,876,358	1,034,307	806,581
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023, which were purchased prior to the reporting date and settled subsequent to the reporting date.

The foreclosure, bankruptcy, and REO principal balances on our loans were $346 million, $181 million and $29 million, respectively, as of December 31, 2023, which are included in the table above.

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

The fair value of residential mortgage loans 90 days or more past due was $645 million and $717 million as of December 31, 2023 and December 31, 2022, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At December 31, 2023, one investment holding with an internally developed fair value of $6 million had a difference between the model generated price and third-party price provided in excess of the thresholds for the period. The internally developed price was $1 million higher, than the third-party price provided of $5 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the thresholds for the period. At December 31, 2022, fourteen investment holdings with an internally developed fair value of $96 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $14 million higher, in the aggregate, than the third-party prices provided of $82 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the thresholds for the period.

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

At December 31, 2023, one loan pool with an internally developed fair value of $109 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $7 million higher than the third-party price provided of $102 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the threshold for the period. At December 31, 2022, eight loan pools with an internally developed fair value of $2.1 billion had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $122 million higher than the third-party prices provided of $2.0 billion. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2022 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $272 million and $205 million as of December 31, 2023 and December 31, 2022, respectively.

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

At December 31, 2023, four securitized debt collateralized by loans held for investment positions with internally developed fair values of $247 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $9 million lower on a net basis than the third-party prices provided of $256 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed prices. No other differences were noted at December 31, 2023 in excess of the threshold for the period. At December 31, 2022, six securitized debt collateralized by loans held for investment positions with an internally developed fair value of $35 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $3 million higher on a net basis than the third-party prices provided of $32 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other pricing differences were noted at December 31, 2022 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of December 31, 2023 and December 31, 2022, respectively:

	December 31, 2023		December 31, 2022
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$15,820	$14,321	$18,513	$16,731
Subordinated	409,043	171,633	429,273	175,603
Interest-only	2,874,680	90,775	3,114,930	98,764
Agency RMBS
Interest-only	392,284	15,023	409,940	15,148
Agency CMBS
Project loans	78,752	71,383	268,078	256,950
Interest-only	478,239	8,282	2,669,396	126,378
Loans held for investment, at fair value	12,028,480	11,397,046	12,060,631	11,359,236
Liabilities:
Secured Financing Agreements, at fair value	362,215	350,238	382,838	374,172
Securitized debt at fair value, collateralized by Loans held for investment	8,389,563	7,601,881	7,856,140	7,100,742

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in statement of operations for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$215	$(1,801)
Subordinated	(3,735)	(57,503)
Interest-only	(3,036)	(45,330)
Agency RMBS
Interest-only	(594)	38,826
Agency CMBS
Project loans	7,432	(57,910)
Interest-only	13,876	(13,125)
Loans held for investment, at fair value	85,311	(1,347,558)
Liabilities:
Secured Financing Agreements, at fair value	3,310	8,666
Securitized debt at fair value, collateralized by Loans held for investment	(68,406)	683,784

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2023 and December 31, 2022 are presented below.

	December 31, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,043,806	$—	$1,043,806
Agency MBS, at fair value	—	102,484	—	—	102,484
Loans held for investment, at fair value	—	271,994	11,125,052	—	11,397,046
Derivatives, at fair value	—	18,817	—	(18,817)	—

Liabilities:
Secured Financing Agreement, at fair value	—	350,238	—	—	350,238
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,601,881	—	7,601,881
Derivatives, at fair value	—	—	—	—	—

	December 31, 2022
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,147,481	$—	$1,147,481
Agency MBS, at fair value	—	430,944	—	—	430,944
Loans held for investment, at fair value	—	204,636	11,154,600	—	11,359,236
Derivatives, at fair value	—	18,793	—	(14,697)	4,096

Liabilities:
Secured Financing Agreement, at fair value	—	374,172	—	—	374,172
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,100,742	—	7,100,742
Derivatives, at fair value	—	14,074	—	(14,074)	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2023 and December 31, 2022.

Fair Value Level 3 Rollforward - Assets
	For the Year Ended		For the Year Ended
	December 31, 2023		December 31, 2022
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,147,481	$11,154,600	$1,810,208	$12,032,299
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Transfer due to consolidation	—	—	(218,276)	1,047,838
Purchases of assets	5,669	1,183,663	23,589	1,429,503
Principal payments	(83,730)	(1,247,364)	(178,300)	(1,953,098)
Sales and Settlements	—	2,166	(23,056)	(5,368)
Net accretion (amortization)	38,789	(52,595)	31,387	(52,767)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(11,371)	—	(7,036)	—
Realized gains (losses) on sales and settlements	13	—	(15,594)	—
Net unrealized gains (losses) included in income	(6,561)	84,582	(104,631)	(1,343,807)
Gains (losses) included in other comprehensive income	—	—
Total unrealized gains (losses) for the period	(46,484)	—	(170,810)	—
Ending balance Level 3	$1,043,806	$11,125,052	$1,147,481	$11,154,600

Fair Value Level 3 Rollforward - Liabilities
	For the Year Ended	For the Year Ended
	December 31, 2023	December 31, 2022
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,100,742	$7,726,043
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	774,514
Issuance of debt	2,186,058	1,122,982
Principal payments	(1,222,593)	(1,844,397)
Sales and Settlements	(544,693)	—
Net (accretion) amortization	20,309	5,021
(Gains) losses included in net income	—	—
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	(6,348)	—
Net unrealized (gains) losses included in income	68,406	—
(Gains) losses included in other comprehensive income	—	(683,421)
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,601,881	$7,100,742

There were no transfers in or out from Level 3 during the year ended December 31, 2023 and the year ended December 31, 2022, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of December 31, 2023 and December 31, 2022 follows. The weighted average discount rates are based on fair value.

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-10%	6.6%	1%-20%	6.4%	0%-12%	1.4%	26%-77%	32.8%
Subordinated	0%-13%	7.5%	5%-25%	6.6%	0%-5%	0.5%	10%-50%	34.8%
Interest-only	0%-100%	12.0%	4%-25%	6.8%	0%-7%	0.9%	0%-82%	30.3%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -25%	6.5%	1% -20%	7.7%	0% -10%	1.5%	26% -80%	31.8%
Subordinated	0% -12%	7.6%	4% -16%	9.6%	0% -7%	0.8%	10% -82%	39.8%
Interest-only	0% -85%	10.2%	6% -30%	9.5%	0% -6%	1.0%	0% -86%	27.5%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of December 31, 2023 and December 31, 2022 follows:

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-9%	6.5%	6%-15%	7.9%	0%-6%	0.8%	0%-55%	40.9%

	December 31, 2022
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5% -10%	6.4%	6% - 15%	10.4%	0% - 7%	1.2%	30% - 60%	45.8%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo and prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of December 31, 2023 and December 31, 2022, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of December 31, 2023 and December 31, 2022 follows:

	December 31, 2023	December 31, 2022
Factor:
Coupon
Base Rate	6.4%	6.3%
Actual	5.9%	5.8%

FICO
Base Rate	640	640
Actual	664	656

Loan-to-value (LTV)
Base Rate	86%	87%
Actual	79%	82%

Loan Characteristics:
Occupancy
Owner Occupied	86%	89%
Investor	9%	5%
Secondary	5%	6%
Property Type
Single family	79%	80%
Manufactured housing	3%	3%
Multi-family/mixed use/other	18%	17%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2023 and December 31, 2022.

	December 31, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$45,053	$45,053
Secured financing agreements	2	2,081,877	2,111,855
Securitized debt, collateralized by Non-Agency RMBS	3	75,012	50,430
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2022
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$25,538	$25,538
Secured financing agreements	2	3,060,592	3,080,982
Securitized debt, collateralized by Non-Agency RMBS	3	78,542	54,590
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

At December 31, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). At December 31, 2022, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to either the one-month LIBOR rates, the three-month LIBOR rates, or the SOFR. The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The long-term financing agreements include secured financing arrangements with an original term of one year or greater which is secured by Non-Agency RMBS pledged as collateral. These long-term secured financing agreements have a maturity date of October 2025. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from 30 days to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At December 31, 2023 and December 31, 2022, the Company has $924 million and $1.2 billion, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At December 31, 2023 and December 31, 2022, the Company has $546 million and $365 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At December 31, 2023 and December 31, 2022, we pledged $23 million and $33 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At December 31, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%. At December 31, 2022, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS IOs was 20.0%, Agency CMBS was 7.8% and Non-Agency RMBS and Loans held for investment was 25.7%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $2.1 billion unused uncommitted warehouse credit facilities as of December 31, 2023.

At December 31, 2023, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 17% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million. At December 31, 2022, the Company had amounts at risk with Nomura of 12% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 582 days. The amount at risk with Nomura was $308 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of December 31, 2023 and December 31, 2022 were:

	December 31, 2023	December 31, 2022
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$—	$3,946
Agency CMBS (in thousands)	68,502	355,934
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,375,589	3,083,551
Total:	$2,444,091	$3,443,431

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$—	$6,662
Agency CMBS (in thousands)	74,345	382,547
Non-Agency RMBS and Loans held for investment (in thousands)	3,465,071	4,310,513
Total:	$3,539,416	$4,699,722

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$1,551	$11,714
Agency CMBS (in thousands)	139,746	376,551
Non-Agency RMBS and Loans held for investment (in thousands)	2,695,017	2,819,871
Total:	$2,836,314	$3,208,136

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	N/A	4.70%
Agency CMBS	5.60%	4.49%
Non-Agency RMBS and Loans held for investment	7.56%	6.86%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	N/A	17 Days
Agency CMBS	32 Days	25 Days
Non-Agency RMBS and Loans held for investment	418 Days	474 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	N/A	60 Days
Agency CMBS	86 Days	42 Days
Non-Agency RMBS and Loans held for investment	445 Days	499 Days
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million of deferred financing cost as of December 31, 2022. There was no outstanding deferred financing cost for secured financing agreements in 2023.

At December 31, 2023 and December 31, 2022, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	December 31, 2023			December 31, 2022
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$272,490	7.35%	6.30% - 8.22%	$493,918	4.66%	3.63% - 6.16%
30 to 59 days	495,636	6.68%	5.58% - 7.87%	762,768	6.14%	4.60% - 7.34%
60 to 89 days	305,426	7.17%	5.93% - 7.85%	225,497	6.04%	4.70% - 7.12%
90 to 119 days	54,376	7.46%	6.59% - 7.80%	43,180	6.54%	5.50% - 6.70%
120 to 180 days	105,727	7.09%	6.72% - 7.80%	401,638	5.88%	5.57% - 6.92%
180 days to 1 year	39,620	7.06%	6.66% - 7.39%	402,283	6.06%	5.63% - 6.64%
1 to 2 years	808,601	9.36%	8.36% - 12.50%	251,286	13.98%	13.98% - 13.98%
2 to 3 years	—	—%	0.00% - 0.00%	480,022	8.07%	8.07% - 8.07%
Greater than 3 years	362,215	5.11%	5.10% - 7.15%	382,839	5.14%	5.10% - 6.07%
Total	$2,444,091	7.51%		$3,443,431	6.61%
(1) The outstanding balance for secured financing agreements in the table above is net of $1 million of deferred financing cost as of December 31, 2022. There was no outstanding deferred financing cost for secured financing agreements in 2023.

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at December 31, 2023 and December 31, 2022 was $362 million and $383 million, respectively. The fair value of collateral pledged was $401 million and $418 million as of December 31, 2023 and December 31, 2022, respectively. The Company carries this secured financing instrument at fair value of $350 million and $374 million as of December 31, 2023 and December 31, 2022, respectively. At December 31, 2023 and December 31, 2022, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At December 31, 2023 and December 31, 2022, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2023, the maturity on the secured financing agreements at fair value was four years.

The Company recognized losses on extinguishment of debt of $2 million and $3 million, respectively, for the year ended December 31, 2023 and December 31, 2022, related to early termination of certain of its secured financing agreements.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million and $110 million, respectively. At December 31, 2023 and December 31, 2022, the debt carried a weighted average coupon of 6.7%. As of December 31, 2023, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the years ended December 31, 2023 and 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$251	$640
One to Three Years	326	523
Three to Five Years	—	71
Greater Than Five Years	67	92
Total	$644	$1,326

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2023 and December 31, 2022, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.4 billion and $7.9 billion, respectively. At December 31, 2023 and December 31, 2022, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.4% and 2.8%, respectively. As of December 31, 2023, the maturities of the debt range between the years 2029 and 2067.

During the year ended December 31, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the year ended December 31, 2022.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at December 31, 2023 and December 31, 2022, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Within One Year	$1,405,503	$1,636,544
One to Three Years	2,302,421	2,535,642
Three to Five Years	1,738,678	1,733,022
Greater Than Five Years	2,942,234	1,949,240
Total	$8,388,836	$7,854,448

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of December 31, 2023, excluding any debt issued by the Company where the Company only has a clean-up call.

December 31, 2023
(dollars in thousands)
Year	Principal
Currently callable	$2,036,269
2024	1,180,582
2025	2,432,797
2026	588,878
2027	880,785
2028	649,419
Total	$7,768,730

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the year ended December 31, 2023, the Company securitized and consolidated approximately $2.6 billion unpaid principal balance of seasoned residential reperforming residential mortgage loans. During the year ended December 31, 2022, the Company securitized and consolidated approximately $2.7 billion unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2023 and December 31, 2022.

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$248,993	$276,030
Loans held for investment, at fair value	10,184,538	9,855,390
Accrued interest receivable	52,712	47,553
Other assets	15,597	20,293
Total Assets:	$10,501,840	$10,199,266

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$75,012	$78,542
Securitized debt at fair value, collateralized by Loans held for investment	7,248,768	6,673,917
Accrued interest payable	23,310	17,427
Other liabilities	2,019	2,239
Total Liabilities:	$7,349,109	$6,772,125
(1) December 31, 2023 and December 31, 2022 balances includes allowance for credit losses of $6 million and $2 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Year ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$593,384	$551,253	$586,580
Interest expense, Non-recourse liabilities of VIEs	282,542	197,823	203,135
Net interest income	$310,842	$353,430	$383,445

(Increase) decrease in provision for credit losses	$(4,367)	$(1,904)	$117

Servicing fees	$28,301	$26,964	$26,818

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

The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2023, ranged from less than $1 million to $20 million, with an aggregate amount of $795 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2022, ranged from less than $1 million to $23 million, with an aggregate amount of $871 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $772 million and $813 million at December 31, 2023 and December 31, 2022, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2022 was 4.07% and the weighted average receive rate was 4.30%. At December 31, 2022, the weighted average maturity on the Company’s interest rate swaps was 4 years.

The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the year ended December 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028. The company paid $561 thousand to terminate interest rate swaps with a notional value of $1.0 billion during the year ended December 31, 2022. The terminated swaps had original maturity of 2024.

During the year ended December 31, 2023, the Company entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with 3.56% strike rate. The underlying swap terms will allow the Company to pay a fix rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the year ended December 31, 2023, the Company terminated its existing $1.0 billion notional swaption contract in exchange for a one-year swap. The Company also entered into and terminated three new swaptions contracts with $2.3 billion notional during the year ended December 31, 2023. The Company had net realized gains of $11 million on these swaption terminations. During the year ended December 31, 2022, the Company purchased a swaption contract for a one-year forward starting swap of $1.0 billion in notional amount with a weighted average strike rate of 3.26%. The Company paid a $6 million premium for the purchase of this swaption contract.

During the year ended December 31, 2023, the Company entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which it subsequently covered and had no outstanding U.S. Treasury futures contract at December 31, 2023. The Company had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the year ended December 31, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contacts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 14 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2023 and December 31, 2022.

		December 31, 2023
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

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended December 31, 2023, 2022 and 2021, respectively is presented below.

		Net gains (losses) on derivatives for the year ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2023	December 31, 2022	December 31, 2021
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$497	$(10,358)	$—
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(45,226)	(561)	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	17,167	(1,752)	—
Treasury futures	Net unrealized gains (losses) on derivatives	—	—	—
Treasury futures	Net realized gains (losses) on derivatives	(6,344)	—	—
Swaptions	Net unrealized gains (losses) on derivatives	(6,908)	8,876	—
Swaptions	Net realized gains (losses) on derivatives	10,613
Total		$(30,201)	$(3,795)	$—

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

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2023 and 2022, respectively.

The Company declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the years ended December 31, 2023, and 2022, respectively.

The Company declared dividends to Series C preferred stockholders of $20 million, or $1.94 per preferred share, during the years ended December 31, 2023, and 2022, respectively.

The Company declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the years ended December 31, 2023, and 2022, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

After June 30, 2023, all LIBOR tenors relevant to the Company ceased to be published or became no longer representative. The Company believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, the Company believes, given all of the information available to the Company to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, or (iii) March 30, 2024, in the case of the Series D Preferred Stock.

Common Stock

In June 2023, the our Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. In January 2024, the Company's Board of Directors updated the authorization to include the Company's preferred stock into the Repurchase Program and increased the authorization by $33 million back up to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock and preferred stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company repurchased 5.8 million shares of its common stock at an average price of $5.66 for a total of $33 million during the year ended December 31, 2023. The Company repurchased approximately 5.4 million shares of its common stock at an average price of $9.10 for a total of $49 million during the year ended December 31, 2022. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of December 31, 2023.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company issued approximately 14.5 million shares of its common stock at an average price of $5.09 for a total of $74 million during the year ended December 31, 2023. The Company did not issue any shares under the at-the-market sales program during the year ended December 31, 2022. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of December 31, 2023.

During the year ended December 31, 2023, the Company declared dividends to common shareholders of $167 million or $0.70 per share, respectively. During the year ended December 31, 2022, the Company declared dividends to common shareholders of $266 million, or $1.12 per share, respectively.

Earnings per Share (EPS)

EPS for the years ended December 31, 2023, 2022, and 2021 are computed as follows:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
	(dollars in thousands)
Numerator:
Net income (loss) available to common shareholders - Basic	$52,354	$(586,831)	$596,350
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	—	2,274
Net income (loss) available to common shareholders - Diluted	$52,354	$(586,831)	$598,624

Denominator:
Weighted average basic shares	230,057,356	233,938,745	233,770,474
Effect of dilutive securities	2,560,510	—	11,726,452
Weighted average dilutive shares	232,617,866	233,938,745	245,496,926

Net income (loss) per average share attributable to common stockholders - Basic	$0.23	$(2.51)	$2.55
Net income (loss) per average share attributable to common stockholders - Diluted	$0.23	$(2.51)	$2.44

There were no anti-dilutive shares as of December 31, 2023. For the year ended December 31, 2022 potentially dilutive shares of 2.6 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. For the year ended December 31, 2021, potentially dilutive shares of 126 thousand were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive. Anti-dilutive shares for the year ended December 31, 2022 and 2021 were comprised of restricted stock units and performance stock units.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the years ended December 31, 2023 and 2022:

	December 31, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(44,990)	(44,990)
Amounts reclassified from AOCI	1,313	1,313
Net current period OCI	(43,677)	(43,677)
Balance as of December 31, 2023	$185,668	$185,668

	December 31, 2022
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2021	$405,054	$405,054
OCI before reclassifications	(175,709)	(175,709)
Amounts reclassified from AOCI	—	—
Net current period OCI	(175,709)	(175,709)
Balance as of December 31, 2022	$229,345	$229,345

The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold for the year ended December 31, 2023. There were no amounts reclassified from AOCI during the year ended December 31, 2022.

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

As of December 31, 2023, approximately 18 million shares were available for future grant under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At December 31, 2023 and December 31, 2022, there are approximately 1 million shares for which payments have been deferred until separation or a date elected by the participant, respectively. At December 31, 2023 and December 31, 2022, there are approximately 1 million dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the years ended December 31, 2023 and 2022, the Company granted RSU awards to employees. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period beginning from the grant date and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 1 million RSU awards during the year ended December 31, 2023 with a grant date fair value of $6 million for the 2023 performance year. The Company granted 396 thousand RSU awards during the year ended December 31, 2022 with a grant date fair value of $4 million for the 2022 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the years ended December 31, 2023 and 2022, include a three-year performance period ending on December 31, 2025 and December 31, 2024, respectively. For the PSU awards granted during the year ended December 31, 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the PSU awards granted during the year ended December 31, 2022, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on the Company Economic Return compared to a peer group. During the year ended December 31, 2023, the Company granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million. During the year ended December 31, 2022, the Company granted 128 thousand PSU awards to senior management with a grant date fair value of $2 million.

The following table presents information with respect to the Company's restricted stock awards during the years ended December 31, 2023 and December 31, 2022.

	For the Year Ended
	December 31, 2023		December 31, 2022
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	3,029,987	$12.66	2,816,848	$13.37
Granted	1,767,127	5.49	523,957	10.94
Vested	(814,981)	13.14	(178,261)	16.66
Forfeited	(372,359)	11.91	(132,557)	15.52
Unvested shares outstanding - end of period	3,609,774	$9.12	3,029,987	$12.66

The forfeited amounts above includes shares forfeited by employees to pay taxes of approximately 364 thousand shares and 129 thousand shares for the years ended December 31, 2023 and December 31, 2022, respectively.

The Company recognized stock-based compensation expense of $8 million and $9 million for the year ended December 31, 2023 and December 31, 2022, respectively.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the year ended December 31, 2023 and 2022, was $441 thousand and $514 thousand, respectively.

13. Income Taxes

For the year ended December 31, 2023, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state and local taxes.

The Company recorded current income tax expense of $102 thousand and a current income tax benefit of $253 thousand for the years ended December 31, 2023 and 2022, respectively. The Company recorded a gross deferred tax asset of $107 million and $66 million for the years ended December 31, 2023 and 2022, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses was $105 million and $65 million as of December 31, 2023 and 2022, respectively. The amount related to interest disallowed under Code Section 163(j) was $2 million and $1 million as of December 31, 2023 and 2022, respectively. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $107 million and $66 million for the years ended December 31, 2023 and 2022, respectively.

The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2020 remain open for examination.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,432,115)	$—	$(2,432,115)	$3,539,416	$22,930	$1,130,231
Interest Rate Swaps - Gross Assets	7,455	(7,455)	—	—	(11,306)	(11,306)
Swaptions - Gross Assets	11,362	(11,362)	—	—	(58)	(58)
Total	$(2,413,298)	$(18,817)	$(2,432,115)	$3,539,416	$11,566	$1,118,867
(1) Included in other assets

	December 31, 2022
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,434,765)	$—	$(3,434,765)	$4,699,722	$33,415	$1,298,373
Interest Rate Swaps - Gross Assets	3,716	—	3,716	—	13,179	16,895
Interest Rate Swaps - Gross Liabilities	(14,074)	14,074	—	—	27,678	27,678
Swaptions - Gross Assets	15,077	(14,697)	380	—	—	380
Total	$(3,430,046)	$(623)	$(3,430,669)	$4,699,722	$74,271	$1,343,326
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

16. Subsequent Events

None.

17. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2023, September 30, 2023, June 30, 2023 and March 31, 2023.

	For the Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$191,204	$195,591	$196,859	$189,250
Interest expense	126,553	132,193	131,181	119,615
Net interest income	64,651	63,398	65,678	69,635
Increase/(decrease) in provision for credit losses	2,330	3,217	2,762	3,062
Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(15,871)	17	17,994	(8,551)
Realized gains (losses) on terminations of interest rate swaps	—	—	(6,822)	(34,134)
Periodic interest cost of swaps, net	5,296	4,894	4,159	2,819
Net gains (losses) on derivatives	(10,575)	4,911	15,331	(39,866)
Net unrealized gains (losses) on financial instruments at fair value	6,815	(43,988)	6,954	64,592
Net realized gains (losses) on sales of investments	(3,752)	(460)	(21,758)	(5,264)
Gain (loss) on Extinguishment of Debt	(2,473)	—	4,039	2,309
Other Investment Gains	(986)	2,381	(421)	117
Total other expenses	20,805	20,780	31,012	31,095
Net income (loss)	$30,542	$2,170	$36,024	$57,366
Dividend on preferred stock	$18,438	$18,438	$18,438	$18,438
Net income (loss) available to common shareholders	$12,104	$(16,268)	$17,586	$38,928
Net income (loss) per common share-basic	$0.05	$(0.07)	$0.08	$0.17

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
Phillip J. Kardis II
Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: February 29, 2024

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: February 29, 2024

Signatures	Title	Date

/s/ Phillip J. Kardis II	Chief Executive Officer, and Director (Principal Executive Officer)	February 29, 2024
Phillip J. Kardis II

/s/ Subramaniam Viswanathan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2024
Subramaniam Viswanathan

/s/ Choudhary Yarlagadda	President, Chief Operating Officer, Co- Chief Investment Officer and Director	February 29, 2024
Choudhary Yarlagadda

/s/ Mark Abrams	Director	February 29, 2024
Mark Abrams

/s/ Sandra Bell	Director	February 29, 2024
Sandra Bell

/s/ Gerard Creagh	Director	February 29, 2024
Gerard Creagh

/s/ Kevin Chavers	Director	February 29, 2024
Kevin Chavers

/s/ Debra Still	Director	February 29, 2024
Debra Still

/s/ Brian Patrick Reilly	Director	February 29, 2024
Brian Patrick Reilly

/s/ Susan Mills	Director	February 29, 2024
Susan Mills