Form 10-Q
period 2024-03-31
CHIMERA INVESTMENT CORP
filed 2024-05-09
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED:  March 31, 2024

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2024
Common Stock, $0.01 par value	241,418,876

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$168,958	$221,684
Non-Agency RMBS, at fair value (net of allowance for credit losses of $20 million and $19 million, respectively)	1,059,863	1,043,806
Agency MBS, at fair value	65,999	102,484
Loans held for investment, at fair value	11,074,519	11,397,046
Accrued interest receivable	81,147	76,960
Other assets	96,086	87,018
Total assets (1)	$12,546,572	$12,928,998
Liabilities:
Secured financing agreements ($3.6 billion and $3.6 billion pledged as collateral, respectively, and includes $340 million and $374 million at fair value, respectively)	$2,384,678	$2,432,115
Securitized debt, collateralized by Non-Agency RMBS ($244 million and $249 million pledged as collateral, respectively)	73,162	75,012
Securitized debt at fair value, collateralized by Loans held for investment ($10.5 billion and $10.7 billion pledged as collateral, respectively)	7,336,345	7,601,881
Payable for investments purchased	6,135	158,892
Accrued interest payable	35,481	38,272
Dividends payable	54,849	54,552
Accounts payable and other liabilities	10,336	9,355
Total liabilities (1)	$9,900,986	$10,370,079

Commitments and Contingencies (See Note 15)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 500,000,000 shares authorized, 241,417,867 and 241,360,656 shares issued and outstanding, respectively	2,415	2,414
Additional paid-in-capital	4,371,502	4,368,520
Accumulated other comprehensive income	185,447	185,668
Cumulative earnings	4,294,500	4,165,046
Cumulative distributions to stockholders	(6,208,650)	(6,163,101)
Total stockholders' equity	$2,645,586	$2,558,919
Total liabilities and stockholders' equity	$12,546,572	$12,928,998
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2024, and December 31, 2023, total assets of consolidated VIEs were $10,299,963 and $10,501,840, respectively, and total liabilities of consolidated VIEs were $7,093,458 and $7,349,109, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2024	March 31, 2023
Net interest income:
Interest income (1)	$186,574	$189,250
Interest expense (2)	121,468	119,615
Net interest income	65,106	69,635

Increase/(decrease) in provision for credit losses	1,347	3,062

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	5,189	(8,551)
Realized gains (losses) on derivatives	—	(34,134)
Periodic interest cost of swaps, net	5,476	2,819
Net gains (losses) on derivatives	10,665	(39,866)
Net unrealized gains (losses) on financial instruments at fair value	76,765	64,592
Net realized gains (losses) on sales of investments	(3,750)	(5,264)
Gains (losses) on extinguishment of debt	—	2,309
Other investment gains (losses)	4,686	117
Total other gains (losses)	88,366	21,888

Other expenses:
Compensation and benefits	9,213	10,491
General and administrative expenses	5,720	5,778
Servicing and asset manager fees	7,663	8,417
Transaction expenses	67	6,409
Total other expenses	22,663	31,095
Income (loss) before income taxes	129,462	57,366
Income tax expense (benefit)	8	—
Net income (loss)	$129,454	$57,366

Dividends on preferred stock	18,438	18,438

Net income (loss) available to common shareholders	$111,016	$38,928

Net income (loss) per share available to common shareholders:
Basic	$0.46	$0.17
Diluted	$0.45	$0.17

Weighted average number of common shares outstanding:
Basic	243,718,142	231,994,620
Diluted	245,154,643	235,201,614
(1) Includes interest income of consolidated VIEs of $146,917 and $139,902 for the quarters ended March 31, 2024 and 2023, respectively. See Note 8 for further discussion.
(2) Includes interest expense of consolidated VIEs of $73,123 and $60,152 for the quarters ended March 31, 2024 and 2023, respectively. See Note 8 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2024	March 31, 2023
Comprehensive income (loss):
Net income (loss)	$129,454	$57,366
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(221)	(5,905)
Reclassification adjustment for net realized losses (gains) included in net income	—	1,315
Other comprehensive income (loss)	(221)	(4,590)
Comprehensive income (loss) before preferred stock dividends	$129,233	$52,776
Dividends on preferred stock	$18,438	$18,438
Comprehensive income (loss) available to common stock shareholders	$110,795	$34,338

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended March 31, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$2,414	$4,368,520	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income (loss)	—	—	—	—	—	—	—	129,454	—	129,454
Other comprehensive income (loss)	—	—	—	—	—	—	(221)	—	—	(221)
Stock based compensation	—	—	—	—	1	2,982	—	—	—	2,983
Common dividends declared	—	—	—	—	—	—	—	—	(27,111)	(27,111)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2024	$58	$130	$104	$80	$2,415	$4,371,502	$185,447	$4,294,500	$(6,208,650)	$2,645,586

For the Quarter Ended March 31, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$2,318	$4,318,388	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	57,366	—	57,366
Other comprehensive income (loss)	—	—	—	—	—	—	(4,590)	—	—	(4,590)
Stock based compensation	—	—	—	—	3	2,415	—	—	—	2,418
Common dividends declared	—	—	—	—	—	—	—	—	(54,172)	(54,172)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2023	$58	$130	$104	$80	$2,321	$4,320,803	$224,755	$4,096,308	$(5,995,172)	$2,649,387

See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2024	March 31, 2023
Cash Flows From Operating Activities:
Net income (loss)	$129,454	$57,366
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	5,753	3,468
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	3,942	7,143
Net unrealized losses (gains) on derivatives	(5,189)	8,551
Proceeds (payments) for derivative settlements	(2,800)	(17,509)
Margin (paid) received on derivatives	6,622	35,128
Net unrealized losses (gains) on financial instruments at fair value	(76,765)	(64,592)
Net realized losses (gains) on sales of investments	3,750	5,264
Other investment (gains) losses	(4,686)	(117)
Net increase (decrease) in provision for credit losses	1,347	3,062
(Gain) loss on extinguishment of debt	—	(2,309)
Equity-based compensation expense	2,982	2,418
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(4,185)	(11,254)
Decrease (increase) in other assets	(1,143)	981
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	984	2,051
Increase (decrease) in accrued interest payable, net	(2,792)	790
Net cash provided by (used in) operating activities	$57,274	$30,441
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$—	$(888)
Sales	34,672	167,675
Principal payments	118	355
Non-Agency RMBS portfolio:
Purchases	(33,594)	—
Sales	—	—
Principal payments	18,672	19,122
Loans held for investment:
Purchases	(77,596)	(589,984)
Sales	—	—
Principal payments	306,064	321,711
Net cash provided by (used in) investing activities	$248,336	$(82,009)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$6,149,125	$8,457,223
Payments on secured financing agreements	(6,189,537)	(8,699,286)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	—	944,095
Payments on securitized debt borrowings, collateralized by Loans held for investment	(272,668)	(609,370)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(5)	(28)
Common dividends paid	(26,813)	(54,836)
Preferred dividends paid	(18,438)	(18,438)

Net cash provided by (used in) financing activities	$(358,336)	$19,360
Net increase (decrease) in cash and cash equivalents	(52,726)	(32,208)
Cash and cash equivalents at beginning of period	221,684	264,600
Cash and cash equivalents at end of period	$168,958	$232,392

Supplemental disclosure of cash flow information:
Interest received	$188,140	$181,464
Interest paid	$120,317	$111,682
Non-cash investing activities:
Payable for investments purchased	$6,135	$660,047
Net change in unrealized gain (loss) on available-for sale securities	$(221)	$(5,905)

Non-cash financing activities:
Dividends declared, not yet paid	$54,849	$63,880

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at March 31, 2024. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $138 thousand and $142 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarters ended March 31, 2024 and 2023, respectively. These fees are reported within Other Expenses on the Consolidated Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended March 31, 2024 the Company funded an additional $10 million towards that commitment, which brought its total funding to $56 million, leaving an unfunded commitment of $19 million. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Consolidated Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Consolidated Statement of Operations.

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

(d) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2023, other than the significant accounting policies discussed below.

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 5 to these consolidated financial statements.

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2024 or December 31, 2023.

(e) Recent Accounting Pronouncements

The Company has evaluated the accounting standards updates ("ASUs"), issued by Financial Accounting Standards Board ("FASB") during the first quarter of 2024 and determined that none of the recently issued ASUs are applicable to the Company.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of March 31, 2024 and December 31, 2023.

March 31, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,057,200	$16,024	$(575,728)	$497,496	$(16,491)	$664,282	$189,895	$(6,618)	$183,277
Subordinated	610,429	3,583	(281,892)	332,120	(3,416)	314,254	17,469	(31,919)	(14,450)
Interest-only	2,819,698	157,077	—	157,077	—	81,327	14,386	(90,136)	(75,750)
Agency RMBS
Interest-only	388,676	19,490	—	19,490	—	14,867	198	(4,821)	(4,623)
Agency CMBS
Project loans	48,651	622	—	49,273	—	43,706	—	(5,567)	(5,567)
Interest-only	474,631	7,366	—	7,366	—	7,426	1,100	(1,040)	60
Total	$5,399,285	$204,162	$(857,620)	$1,062,822	$(19,907)	$1,125,862	$223,048	$(140,101)	$82,947

December 31, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,073,632	$14,641	$(582,640)	$505,633	$(15,052)	$676,128	$192,528	$(6,981)	$185,547
Subordinated	583,049	3,609	(286,247)	300,411	(3,508)	276,903	16,548	(36,548)	(20,000)
Interest-only	2,874,680	157,871	—	157,871	—	90,775	14,394	(81,490)	(67,096)
Agency RMBS
Interest-only	392,284	19,238	—	19,238	—	15,023	862	(5,077)	(4,215)
Agency CMBS
Project loans	86,572	1,248	—	87,820	—	79,179	—	(8,641)	(8,641)
Interest-only	478,239	7,766	—	7,766	—	8,282	1,307	(791)	516
Total	$5,488,456	$204,373	$(868,887)	$1,078,739	$(18,560)	$1,146,290	$225,639	$(139,528)	$86,111

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2024 and December 31, 2023. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

	March 31, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$46,803	$(283)	13	$45,625	$(6,335)	8	$92,429	$(6,618)	21
Subordinated	25,720	(630)	4	189,006	(31,289)	35	214,726	(31,919)	39
Interest-only	20,615	(6,983)	30	29,047	(83,153)	105	49,662	(90,136)	135
Agency RMBS
Interest-only	1,278	(8)	1	9,526	(4,813)	8	10,803	(4,821)	9
Agency CMBS
Project loans	5,149	(1,065)	3	38,557	(4,502)	32	43,706	(5,567)	35
Interest-only	4,284	(760)	3	131	(280)	2	4,415	(1,040)	5
Total	$103,849	$(9,729)	54	$311,892	$(130,372)	190	$415,741	$(140,101)	244

	December 31, 2023
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$51,476	$(281)	13	$42,859	$(6,700)	6	$94,335	$(6,981)	19
Subordinated	19,382	(1,467)	5	181,822	(35,081)	33	201,204	(36,548)	38
Interest-only	19,263	(4,035)	27	36,731	(77,455)	105	55,994	(81,490)	132
Agency RMBS
Interest-only	—	—	—	9,151	(5,077)	8	9,151	(5,077)	8
Agency CMBS
Project loans	43,827	(4,040)	5	35,353	(4,601)	32	79,180	(8,641)	37
Interest-only	2,601	(529)	2	158	(262)	2	2,759	(791)	4
Total	$136,549	$(10,352)	52	$306,074	$(129,176)	186	$442,623	$(139,528)	238

At March 31, 2024, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2024.

The Company had $24 thousand and $23 thousand gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of March 31, 2024 and December 31, 2023, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2024 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $15 million and $18 million, at March 31, 2024 and December 31, 2023, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters ended March 31, 2024 and 2023 is presented below.

	For the Quarter Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Beginning allowance for credit losses	$18,560	$7,188

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	705	597
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	448	4,093
Write-offs charged against the allowance	(302)	(1,631)
Recoveries of amounts previously written off	496	4
Ending allowance for credit losses	$19,907	$10,251

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	98,495	7.1%	2.3%	37.3%
Subordinated	72,053	6.5%	0.3%	44.7%

	December 31, 2023
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	98,394	6.2%	2.3%	35.3%
Subordinated	75,005	6.2%	0.7%	38.9%

The increase in the allowance for credit losses for the quarter ended March 31, 2024 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2023. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at March 31, 2024 and December 31, 2023.

	March 31, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$189,895	$—	$189,895	$(5,231)	$(1,388)	$(6,618)
Subordinated	10,826	6,643	17,469	(10,019)	(21,900)	(31,919)
Interest-only	—	14,386	14,386	—	(90,136)	(90,136)
Agency RMBS
Interest-only	—	198	198	—	(4,821)	(4,821)
Agency CMBS
Project loans	—	—	—	(24)	(5,543)	(5,567)
Interest-only	—	1,100	1,100	—	(1,040)	(1,040)
Total	$200,721	$22,327	$223,048	$(15,274)	$(124,827)	$(140,101)

	December 31, 2023
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$192,528	$—	$192,528	$(5,396)	$(1,585)	$(6,981)
Subordinated	10,757	5,791	16,548	(12,198)	(24,350)	(36,548)
Interest-only	—	14,394	14,394	—	(81,490)	(81,490)
Agency RMBS
Interest-only	—	862	862	—	(5,077)	(5,077)
Agency CMBS
Project loans	—	—	—	(23)	(8,618)	(8,641)
Interest-only	—	1,307	1,307	—	(791)	(791)
Total	$203,285	$22,354	$225,639	$(17,617)	$(121,911)	$(139,528)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2024 and December 31, 2023.

	March 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,057,200	$45.50	62.83	5.7%	16.9%
Subordinated	610,429	53.85	51.49	3.8%	7.2%
Interest-only	2,819,698	5.57	2.88	0.5%	6.2%
Agency RMBS
Interest-only	388,676	5.01	3.83	0.1%	6.6%
Agency CMBS
Project loans	48,651	101.28	89.84	3.7%	3.6%
Interest-only	474,631	1.55	1.56	0.5%	8.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%
Subordinated	583,049	50.92	47.49	3.3%	6.7%
Interest-only	2,874,680	5.49	3.16	0.5%	4.2%
Agency RMBS
Interest-only	392,284	4.90	3.83	0.1%	5.7%
Agency CMBS
Project loans	86,572	101.44	91.46	4.0%	3.8%
Interest-only	478,239	1.62	1.73	0.5%	8.2%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2024 and December 31, 2023 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$11,478	$96,678	$290,509	$265,617	$664,282
Subordinated	3,327	29,143	115,456	166,328	314,254
Interest-only	374	24,035	54,143	2,775	81,327
Agency RMBS
Interest-only	4,645	6,437	3,785	—	14,867
Agency CMBS
Project loans	7,721	—	—	35,985	43,706
Interest-only	172	7,254	—	—	7,426
Total fair value	$27,717	$163,547	$463,893	$470,705	$1,125,862
Amortized cost
Non-Agency RMBS
Senior	$4,175	$95,054	$202,382	$195,885	$497,496
Subordinated	2,286	25,550	117,777	186,507	332,120
Interest-only	15,986	46,031	89,067	5,993	157,077
Agency RMBS
Interest-only	6,231	8,046	5,213	—	19,490
Agency CMBS
Project loans	7,745	—	—	41,528	49,273
Interest-only	632	6,734	—	—	7,366
Total amortized cost	$37,056	$181,415	$414,438	$429,913	$1,062,822

	December 31, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$12,086	$100,330	$288,283	$275,429	$676,128
Subordinated	3,727	16,221	100,541	156,414	276,903
Interest-only	269	24,858	62,934	2,714	90,775
Agency RMBS
Interest-only	15,023	—	—	—	15,023
Agency CMBS
Project loans	7,797	—	—	71,382	79,179
Interest-only	614	7,668	—	—	8,282
Total fair value	$39,516	$149,077	$451,758	$505,939	$1,146,290
Amortized cost
Non-Agency RMBS
Senior	$4,072	$95,442	$202,295	$203,824	$505,633
Subordinated	2,301	12,672	104,432	181,006	300,411
Interest-only	9,527	46,578	98,632	3,134	157,871
Agency RMBS
Interest-only	19,238	—	—	—	19,238
Agency CMBS
Project loans	7,820	—	—	80,000	87,820
Interest-only	775	6,991	—	—	7,766
Total amortized cost	$43,733	$161,683	$405,359	$467,964	$1,078,739

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at March 31, 2024 and December 31, 2023. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

March 31, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.7%	1.5%	2.4%	1.3%	3.0%	0.6%	12.5%

December 31, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.4%	2.6%	1.3%	3.0%	0.5%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2024 and December 31, 2023.

	March 31, 2024		December 31, 2023
Weighted average maturity (years)		18.9		19.5
Weighted average amortized loan to value (1)		56.5%		57.1%
Weighted average FICO (2)		707		707
Weighted average loan balance (in thousands)		$250		$252
Weighted average percentage owner-occupied		84.1%		84.5%
Weighted average percentage single family residence		61.2%		61.4%
Weighted average current credit enhancement		1.2%		1.3%
Weighted average geographic concentration of top four states	CA	32.9%	CA	33.1%
	NY	11.6%	NY	11.6%
	FL	7.6%	FL	7.6%
	NJ	4.6%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2024 and December 31, 2023.

Origination Year	March 31, 2024	December 31, 2023
2003 and prior	1.1%	1.2%
2004	0.7%	0.8%
2005	7.8%	8.2%
2006	42.1%	43.3%
2007	31.3%	32.5%
2008 and later	17.0%	14.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2024, and 2023 are as follows:

For the Quarter Ended
	March 31, 2024	March 31, 2023
(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	—	—
Agency RMBS	—	—
Agency CMBS	$34,672	$167,675

Gross realized gains:
Non-Agency RMBS	—	—
Agency RMBS	—	—
Agency CMBS	—	—
Gross realized losses:
Non-Agency RMBS	—	—
Agency RMBS	—	—
Agency CMBS	(3,750)	(5,264)
Net realized gain (loss)	$(3,750)	$(5,264)

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

At March 31, 2024 and December 31, 2023, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.4 billion and $11.8 billion as of March 31, 2024 and December 31, 2023, respectively. The total unpaid principal balance of the Company's Loans held for investment was $11.6 billion and $12.0 billion as of March 31, 2024 and December 31, 2023, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2024 and December 31, 2023:

	For the Quarter Ended	For the Year Ended
	March 31, 2024	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$11,397,046	$11,359,236
Purchases	—	1,421,537
Principal paydowns	(306,064)	(1,417,787)
Sales and settlements	(77,034)	(246)
Net periodic accretion (amortization)	(13,455)	(51,005)
Change in fair value	74,026	85,311
Balance, end of period	$11,074,519	$11,397,046

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2024 and year ended December 31, 2023.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2024	December 31, 2023 (1)
2002 and prior	5.3%	5.5%
2003	4.6%	4.8%
2004	8.6%	9.0%
2005	14.7%	15.3%
2006	18.6%	19.2%
2007	21.2%	20.9%
2008	6.8%	6.5%
2009	1.7%	1.5%
2010 and later	18.5%	17.3%
Total	100.0%	100.0%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023, which were purchased prior to the reporting date, but not settled as of the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023 (1)
Number of loans		109,996		112,572
Weighted average maturity (years)		20.8		21.0
Weighted average loan to value (2)		79.0%		79.0%
Weighted average FICO		665		665
Weighted average loan balance (in thousands)		$106		$106
Weighted average percentage owner occupied		85.7%		86.0%
Weighted average percentage single family residence		78.3%		78.4%
Weighted average geographic concentration of top five states	CA	14.9%	CA	14.7%
	FL	8.8%	FL	8.8%
	NY	8.6%	NY	8.6%
	PA	4.5%	PA	4.5%
	NJ	4.3%	VA	4.3%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023, which were purchased prior to the reporting date, but not settled as of the reporting date.
(2) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at March 31, 2024 and December 31, 2023, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
March 31, 2024	$746,284	$236,542	$330,634	$180,222	$334,727	$30,841	$1,859,250	$11,639,449
% of Unpaid Principal Balance	6.4%	2.0%	2.8%	1.5%	2.9%	0.3%	15.9%

December 31, 2023	$763,581	$235,169	$337,928	$181,410	$346,396	$29,416	$1,893,900	$11,876,358
% of Unpaid Principal Balance	6.4%	2.0%	2.8%	1.5%	2.9%	0.2%	15.8%

The fair value of residential mortgage loans 90 days or more past due was $633 million and $645 million as of March 31, 2024 and December 31, 2023, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At March 31, 2024, two investment holdings with an internally developed fair value of $8 million had a difference between the model generated price and third-party price provided in excess of the thresholds for the period. The internally developed price was $2 million higher, than the third-party price provided of $6 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed price. No other differences were noted at March 31, 2024 in excess of the thresholds for the period. At December 31, 2023, one investment holding with an internally developed fair value of $6 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $1 million higher, in the aggregate, than the third-party prices provided of $5 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also include jumbo prime, investor owned and business purpose loans.
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

At March 31, 2024, one loan pool with an internally developed fair value of $108 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $7 million higher than the third-party price provided of $102 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at March 31, 2024 in excess of the threshold for the period. At December 31, 2023, one loan pool with an internally developed fair value of $109 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $7 million higher than the third-party price provided of $102 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $162 million and $272 million as of March 31, 2024 and December 31, 2023, respectively.

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

At March 31, 2024, two securitized debt collateralized by Loans held for investment positions with internally developed fair values of $8 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $1 million higher on a net basis than the third-party prices provided of $7 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at March 31, 2024 in excess of the threshold for the period. At December 31, 2023, four securitized debt collateralized by Loans held for investment positions with an internally developed fair value of $247 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $9 million lower on a net basis than the third-party prices provided of $256 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed prices. No other pricing differences were noted at December 31, 2023 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of March 31, 2024 and December 31, 2023, respectively:

	March 31, 2024		December 31, 2023
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$15,348	$14,061	$15,820	$14,321
Subordinated	437,956	207,454	409,043	171,633
Interest-only	2,819,698	81,327	2,874,680	90,775
Agency RMBS
Interest-only	388,676	14,867	392,284	15,023
Agency CMBS
Project loans	40,906	35,985	78,752	71,383
Interest-only	474,631	7,426	478,239	8,282
Loans held for investment, at fair value	11,639,449	11,074,519	12,028,480	11,397,046
Liabilities:
Secured Financing Agreements, at fair value	358,582	339,581	362,215	350,238
Securitized debt at fair value, collateralized by Loans held for investment	8,116,880	7,336,345	8,389,563	7,601,881

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statement of Operations for the quarters ended March 31, 2024 and 2023:

	For the Quarter Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$197	$37
Subordinated	3,304	938
Interest-only	(8,654)	11,645
Agency RMBS
Interest-only	(409)	(215)
Agency CMBS
Project loans	3,075	6,880
Interest-only	(455)	(56)
Loans held for investment, at fair value	74,026	114,137
Liabilities:
Secured Financing Agreements, at fair value	7,024	2,160
Securitized debt at fair value, collateralized by Loans held for investment	(1,343)	(70,934)

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

Equity Method Investments

The Company has made investments in entities or funds. For these investments where we have a non-controlling interest, but we are deemed to be able to exert significant influence over the affairs of these entities or funds, we utilize equity method of accounting. These investments are not carried at fair value. The carrying value of the Company's equity method investments is determined using cost accumulation method. The Company adjusts the carrying value of its equity method investments for its share of earnings or losses, dividends or return of capital on a quarterly basis. The fair value of equity method investments is based on the fund valuation received from the manager of the fund. The Company has classified the characteristics used to determine the fair value of equity method investments as Level 3 inputs in the fair value hierarchy. The equity method investments are included in Other assets on the Consolidated Statement of Financial Condition.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2024 and December 31, 2023 are presented below.

	March 31, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,059,863	$—	$1,059,863
Agency MBS, at fair value	—	65,999	—	—	65,999
Loans held for investment, at fair value	—	161,915	10,912,604	—	11,074,519
Derivatives, at fair value	—	26,806	—	(26,806)	—

Liabilities:
Secured Financing Agreement, at fair value	—	339,581	—	—	339,581
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,336,345	—	7,336,345
Derivatives, at fair value	—	—	—	—	—

	December 31, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	1,043,806	$—	$1,043,806
Agency MBS, at fair value	—	102,484	—	—	102,484
Loans held for investment, at fair value	—	271,994	11,125,052	—	11,397,046
Derivatives, at fair value	—	18,817	—	(18,817)	—

Liabilities:
Secured Financing Agreement, at fair value	—	350,238	—	—	350,238
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,601,881	—	7,601,881
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2024 and December 31, 2023.

Fair Value Level 3 Rollforward - Assets
	For the Quarter Ended		For the Year Ended
	March 31, 2024		December 31, 2023
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,043,806	$11,125,052	$1,147,481	$11,154,600
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Purchases of assets	34,144	—	5,669	1,183,663
Principal payments	(18,672)	(271,304)	(83,730)	(1,247,364)
Sales and Settlements	—	(1,446)	—	2,166
Net accretion (amortization)	7,259	(13,233)	38,789	(52,595)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(1,347)	—	(11,371)	—
Realized gains (losses) on sales and settlements	—	—	13	—
Net unrealized gains (losses) included in income	(5,153)	73,535	(6,561)	84,582
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(174)	—	(46,484)	—
Ending balance Level 3	$1,059,863	$10,912,604	$1,043,806	$11,125,052

Fair Value Level 3 Rollforward - Liabilities
	For the Quarter Ended	For the Year Ended
	March 31, 2024	December 31, 2023
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,601,881	$7,100,742
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	—	2,186,058
Principal payments	(272,668)	(1,222,593)
Sales and Settlements	—	(544,693)
Net (accretion) amortization	5,792	20,309
(Gains) losses included in net income	—	—
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	—	(6,348)
Net unrealized (gains) losses included in income	1,340	68,406
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,336,345	$7,601,881

There were no transfers in or out from Level 3 during the quarter ended March 31, 2024 and the year ended December 31, 2023, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2024 and December 31, 2023 follows. The weighted average discount rates are based on fair value.

	March 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-10%	6.6%	6%-20%	6.8%	0%-16%	1.4%	26%-85%	32.6%
Subordinated	0%-15%	7.9%	5%-18%	7.0%	0%-11%	0.8%	10%-51%	36.0%
Interest-only	0%-100%	11.8%	0%-15%	6.8%	0%-7%	0.9%	0%-86%	32.2%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -10%	6.6%	1% -20%	6.4%	0% -12%	1.4%	26% -77%	32.8%
Subordinated	0% -13%	7.5%	5% -25%	6.6%	0% -5%	0.5%	10% -50%	34.8%
Interest-only	0% -100%	12%	4% -25%	6.8%	0% -7%	0.9%	0% -82%	30.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of March 31, 2024 and December 31, 2023 follows:

	March 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-9%	6.5%	6%-15%	7.4%	0%-6%	0.8%	30%-55%	39.7%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6% -9%	6.5%	6% - 15%	7.9%	0% - 6%	0.8%	0% - 55%	40.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of March 31, 2024 and December 31, 2023, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of March 31, 2024 and December 31, 2023 follows:

	March 31, 2024	December 31, 2023
Factor:
Coupon
Base Rate	6.3%	6.4%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	664	664

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	79%	79%

Loan Characteristics:
Occupancy
Owner Occupied	87%	86%
Investor	8%	9%
Secondary	5%	5%
Property Type
Single family	79%	79%
Manufactured housing	3%	3%
Multi-family/mixed use/other	18%	18%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

	March 31, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$59,623	$59,623
Secured financing agreements	2	2,045,098	2,074,211
Securitized debt, collateralized by Non-Agency RMBS	3	73,162	48,898
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$45,053	$45,053
Secured financing agreements	2	2,081,877	2,111,855
Securitized debt, collateralized by Non-Agency RMBS	3	75,012	50,430
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

At March 31, 2024 and December 31, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from three months to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At March 31, 2024 and December 31, 2023, the Company has $902 million and $924 million, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At March 31, 2024 and December 31, 2023, the Company has $537 million and $546 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At March 31, 2024 and December 31, 2023, we pledged $15 million and $23 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At March 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.4% and Non-Agency RMBS and Loans held for investment was 26.0%. At December 31, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $2.1 billion unused uncommitted warehouse credit facilities as of March 31, 2024.

At March 31, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 325 days. The amount at risk with Nomura was $474 million. At December 31, 2023, the Company had amounts at risk with Nomura of 17% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of March 31, 2024 and December 31, 2023 were:

	March 31, 2024	December 31, 2023
Secured financing agreements outstanding principal secured by:
Agency CMBS (in thousands)	36,434	68,502
Non-Agency RMBS and Loans held for investment (in thousands)	2,367,244	2,375,589
Total:	$2,403,678	$2,444,091

MBS pledged as collateral at fair value on Secured financing agreements:
Agency CMBS (in thousands)	38,644	74,345
Non-Agency RMBS and Loans held for investment (in thousands)	3,514,938	3,465,071
Total:	$3,553,582	$3,539,416

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$—	$1,551
Agency CMBS (in thousands)	44,632	139,746
Non-Agency RMBS and Loans held for investment (in thousands)	2,377,321	2,695,017
Total:	$2,421,953	$2,836,314

Average borrowing rate of Secured financing agreements secured by:
Agency CMBS	5.47%	5.60%
Non-Agency RMBS and Loans held for investment	7.51%	7.56%

Average remaining maturity of Secured financing agreements secured by:
Agency CMBS	34 Days	32 Days
Non-Agency RMBS and Loans held for investment	378 Days	418 Days

Average original maturity of Secured financing agreements secured by:
Agency CMBS	45 Days	86 Days
Non-Agency RMBS and Loans held for investment	401 Days	445 Days

At March 31, 2024 and December 31, 2023, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	March 31, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$259,229	7.56%	6.20% - 8.18%	$272,490	7.35%	6.30% - 8.22%
30 to 59 days	473,497	6.71%	5.44% - 7.82%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	194,024	7.21%	5.84% - 7.58%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	69,793	6.29%	6.29% - 6.29%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	187,582	6.89%	6.35% - 7.65%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	616,005	9.50%	6.63% - 12.50%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	244,967	8.33%	8.33% - 8.33%	808,601	9.36%	8.36% - 12.50%
2 to 3 years	—	N/A	N/A	—	N/A	N/A
Greater than 3 years	358,581	5.08%	5.08% - 5.08%	362,215	5.11%	5.10% - 7.15%
Total	$2,403,678	7.48%		$2,444,091	7.51%

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2024 and December 31, 2023 was $359 million and $362 million, respectively. The fair value of collateral pledged was $399 million and $401 million as of March 31, 2024 and December 31, 2023, respectively. The Company carries this secured financing instrument at fair value of $340 million and $350 million as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At March 31, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At March 31, 2024, the maturity on the secured financing agreements at fair value was four years.

The Company recognized losses on extinguishment of debt of $2 million for the year ended December 31, 2023, related to early termination of certain of its secured financing agreements. There were no such losses on extinguishment of debt during the quarter ended March 31, 2024.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At March 31, 2024 and December 31, 2023, the debt carried a weighted average coupon of 6.7%. As of March 31, 2024, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2024 and 2023.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$198	$251
One to Three Years	244	326
Three to Five Years	—	—
Greater Than Five Years	60	67
Total	$502	$644

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $8.1 billion and $8.4 billion, respectively. At March 31, 2024 and December 31, 2023, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.4%. As of March 31, 2024, the maturities of the debt range between the years 2029 and 2067.

During the quarter ended March 31, 2024, the Company did not acquire any securitized debt collateralized by Loans held for investment. During the quarter ended March 31, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $339 million for $337 million. This transaction resulted in net gain on extinguishment of debt of $2 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at March 31, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$1,336,379	$1,405,503
One to Three Years	2,193,495	2,302,421
Three to Five Years	1,673,400	1,738,678
Greater Than Five Years	2,912,852	2,942,234
Total	$8,116,126	$8,388,836

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of March 31, 2024, excluding any debt issued by the Company where the Company only has a clean-up call.

March 31, 2024
(dollars in thousands)
Year	Principal
Currently callable	$2,124,671
2024	688,364
2025	2,638,157
2026	568,985
2027	862,701
2028	632,140
Total	$7,515,018

8. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter ended March 31, 2024, the Company did not securitize any residential mortgage loans. During the quarter ended March 31, 2023, the Company securitized and consolidated approximately $1.2 billion unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$244,486	$248,993
Loans held for investment, at fair value	9,987,872	10,184,538
Accrued interest receivable	50,568	52,712
Other assets	17,037	15,597
Total Assets:	$10,299,963	$10,501,840

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$73,162	$75,012
Securitized debt at fair value, collateralized by Loans held for investment	6,995,787	7,248,768
Accrued interest payable	22,529	23,310
Other liabilities	1,980	2,019
Total Liabilities:	$7,093,458	$7,349,109
(1) March 31, 2024 and December 31, 2023 balances includes allowance for credit losses of $7 million and $6 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$146,917	$139,902
Interest expense, Non-recourse liabilities of VIEs	73,123	60,152
Net interest income	$73,794	$79,750

(Increase) decrease in provision for credit losses	$(951)	$(1,429)

Servicing fees	$6,865	$7,126

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

The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2024, ranged from less than $1 million to $21 million with an aggregate amount of $815 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2023, ranged from less than $1 million to $20 million, with an aggregate amount of $795 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $796 million and $772 million and at March 31, 2024 and December 31, 2023, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swap at March 31, 2024 was 3.36% and the weighted average receive rate was 5.34%. At March 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The weighted average pay rate on the Company’s interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on the Company’s interest rate swaps was less than one year.

There were no swap terminations during the quarter ended March 31, 2024. The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the quarter ended March 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the quarter ended March 31, 2024 the Company exercised its two swaption contracts with $1.0 billion notional and entered into two one-year swaps with $1.0 billion notional with a weighted average 3.46% fixed pay rate. During the quarter ended March 31, 2023 the Company terminated its existing $1.0 billion notional swaption contract for a one-year forward starting swap. Additionally, the Company entered and terminated three new swaptions contracts with $2.3 billion notional during the quarter ended March 31, 2023. The Company had net realized gains of $11 million on these swaption terminations. The Company additionally entered into two swaption contracts for a one-year forward starting swaps with a total notional of $1.0 billion with a weighted average 3.46% strike rate.

The Company did not have any Treasury futures contract positions or activity during the quarter ended March 31, 2024. During the quarter ended March 31, 2023, the Company entered into 6,000 short 5-year U.S. Treasury futures contracts of which it subsequently covered 4,000 contracts during the quarter. As of March 31, 2023, the Company had 2,000 short 5-year U.S. Treasury futures contracts with a $200 million notional. During the quarter ended March 31, 2023, the Company entered into 1,875 short 2-year U.S. Treasury futures contracts of which it subsequently covered 625 contracts during the quarter. As of March 31, 2023, the Company had 1,250 short 2-year U.S. Treasury futures contracts with a $250 million notional. The Company had a net realized gain of $666 thousand on these covered contracts. The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the quarter ended March 31, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contacts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 14 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2024 and December 31, 2023.

		March 31, 2024
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$2,000,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Swaptions	1,000,000	Derivatives, at fair value	—	Derivatives, at fair value	$—
Total	$3,000,000		$—		$—

		December 31, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	1,500,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	$—
Total	$2,500,000		$—		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended March 31, 2024 and 2023, respectively is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2024	March 31, 2023
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$3,679	$7,909
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	—	(45,226)
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	5,476	2,819
Treasury futures	Net unrealized gains (losses) on derivatives	—	(6,851)
Treasury futures	Net realized gains (losses) on derivatives	—	479
Swaptions	Net unrealized gains (losses) on derivatives	1,510	(9,609)
Swaptions	Net realized gains (losses) on derivatives	—	10,613
Total		$10,665	$(39,866)

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

10. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2024 and 2023, respectively.

The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2024, and 2023, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share, during the quarters ended March 31, 2024, and 2023, respectively.

The Company declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended March 31, 2024, and 2023, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

After June 30, 2023, all LIBOR tenors relevant to the Company ceased to be published or became no longer representative. The Company believes that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, the Company believes, given all of the information available to the Company to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

The Company did not repurchase any of its common stock during the quarters ended March 31, 2024 and 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of March 31, 2024.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters ended March 31, 2024 and 2023. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of March 31, 2024.

The Company declared dividends to common shareholders of $27 million or $0.11 per share, and $54 million, or $0.23 per share, during the quarters ended March 31, 2024 and 2023, respectively.

Earnings per Share (EPS)

EPS for the quarters ended March 31, 2024 and 2023 are computed as follows:

	For the Quarter Ended
	March 31, 2024	March 31, 2023
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$111,016	$38,928
Effect of dilutive securities:
Interest expense attributable to convertible notes	—	—
Net income (loss) available to common shareholders - Diluted	$111,016	$38,928

Denominator:
Weighted average basic shares	243,718,142	231,994,620
Effect of dilutive securities	1,436,501	3,206,994
Weighted average dilutive shares	245,154,643	235,201,614

Net income (loss) per average share attributable to common stockholders - Basic	$0.46	$0.17
Net income (loss) per average share attributable to common stockholders - Diluted	$0.45	$0.17

There were no anti-dilutive shares as of March 31, 2024 and 2023.

11. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2024 and 2023:

	March 31, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(221)	(221)
Amounts reclassified from AOCI	—	—
Net current period OCI	(221)	(221)
Balance as of March 31, 2024	$185,447	$185,447

	March 31, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(5,905)	(5,905)
Amounts reclassified from AOCI	1,315	1,315
Net current period OCI	(4,590)	(4,590)
Balance as of March 31, 2023	$224,755	$224,755

There were no amounts reclassified from AOCI during the quarter ended March 31, 2024. The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold during the quarter ended March 31, 2023.

12. Equity Compensation, Employment Agreements and other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 20,000,000 shares of our common stock for the grant of awards under the Plan. The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that, expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of March 31, 2024, approximately 18 million shares were available for future grant under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At March 31, 2024 and December 31, 2023, there are approximately 1 million shares for which payments have been deferred until separation or a date elected by the participant, respectively. At March 31, 2024 and December 31, 2023, there are approximately 1 million dividend equivalent rights earned but not yet delivered.

Grants of Restricted Stock Units, or RSUs

During the quarters ended March 31, 2024 and 2023, the Company granted RSU awards to senior management. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 537 thousand RSU awards during the quarter ended March 31, 2024 with a grant date fair value of $3 million for the 2024 performance year. The Company granted 649 thousand RSU awards during the quarter ended March 31, 2023 with a grant date fair value of $4 million for the 2023 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the quarters ended March 31, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the quarter ended March 31, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded.

During the quarter ended March 31, 2024, the Company granted 537 thousand PSU awards to senior management with a grant date fair value of $3 million. During the quarter ended March 31, 2023, the Company granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock-based compensation expense of $3 million for the quarters ended March 31, 2024 and March 31, 2023, respectively.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarters ended March 31, 2024 and 2023, was $150 thousand and $133 thousand, respectively.

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

The Company recorded current income tax expense of $8 thousand for the quarter ended March 31, 2024, and did not record any current income tax expense or benefit for the quarter ended March 31, 2023.

The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2020, remain open for examination.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of

Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,384,678)	$—	$(2,384,678)	$3,553,582	$14,857	$1,183,761
Interest Rate Swaps - Gross Assets	17,526	(17,526)	—	—	(9,997)	(9,997)
Swaptions - Gross Assets	9,279	(9,279)	—	—	(1)	(1)
Total	$(2,357,873)	$(26,805)	$(2,384,678)	$3,553,582	$4,859	$1,173,763
(1) Included in other assets

	December 31, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,432,115)	$—	$(2,432,115)	$3,539,416	$22,930	$1,130,231
Interest Rate Swaps - Gross Assets	7,455	(7,455)	—	—	(11,306)	(11,306)
Swaptions - Gross Assets	11,362	(11,362)	—	—	(58)	(58)
Total	$(2,413,298)	$(18,817)	$(2,432,115)	$3,539,416	$11,566	$1,118,867
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

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; ABS refers to asset-backed securities; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “goal,” “target,” “assume,” ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ “project,” “budget,” “forecast,” “predict,” “potential,” ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ “could,” ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

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
•prepayments of the mortgage and other loans underlying our MBS or ABS;
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
•the effectiveness of our disclosure controls and procedures

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

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing directly or having a beneficial interest in a diversified portfolio of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, business purpose and investor loans, and other real estate-related assets. The mortgage-backed securities, or MBS, and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes. We use leverage to increase potential returns from our investments. Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency MBS. At March 31, 2024, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 9% of our investment portfolio was Non-Agency RMBS, and less than 1% of our investment portfolio was Agency MBS. At December 31, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources, including securitizations, warehouse facilities, and repurchase agreements. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options, and futures to reduce the effect of interest rate fluctuations related to our financing sources.

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

Business Update
The U.S. housing market has continued to show resiliency despite the impact of higher mortgage rates. Home price indices demonstrated nationwide increases caused largely by robust consumer demand and a short supply of homes for sale. Although home sales continued to be muted with multi-decade lows and new housing starts declining over 2023, much of this can be explained through low existing housing turnover and higher rates on primary 30-year mortgages. We believe these conditions are positive for the credit performance on residential mortgage loans.

Against this market backdrop, we remained active in the first quarter of 2024 with our investment portfolio as we deployed the proceeds from our equity raise in late 2023. Simultaneously, we continued to reduce our Agency CMBS portfolio.

Investments – During the first quarter of 2024, we invested approximately $34 million in subordinated tranches of new issue mortgage securitizations backed by collateral that included reperforming mortgage loans and small balance commercial properties. These investments were purchased at attractive unlevered yields. In addition, we also settled on $78 million of residential transition loans during the quarter, which were committed during the fourth quarter of 2023. These loans were purchased with a weighted average coupon of 10.6% and we expect to receive mid-teen levered returns.

Sales – During the first quarter of 2024, we sold approximately $35 million of Agency CMBS positions as a continuation of our portfolio optimization strategy. As a result of the sales, we repaid $33 million of our repo liability and retained additional $1.4 million in net proceeds. This sales transaction resulted in a realized loss of $4 million.

Financing activity – During the first quarter of 2024, our secured financings decreased by $47 million from the end of 2023, including the prepayment of $10 million of principal on a longer-term financing facility that will reduce our financing costs going forward.

Hedging activity – We exercised two outstanding $500 million swaptions into two pay-fixed one-year swaps, each with a $500 million notional amount and a weighted average pay rate of 3.46%. With the continued expectation of interest rates remaining high over the next year and lowered expectations of rate cuts for the remainder of 2024, the swaps will provide significant protection to our current floating rate liability exposure. As of March 31, 2024, we maintained open interest rate swap positions in: (i) a $1 billion of 3.26% pay-fixed interest rate swap maturing May 2024 and (ii) $1 billion 3.46% pay-fixed interest rate swaps maturing in April 2025. The company also has a long position in a $1 billion 1-year swaption on a 1-year pay-fixed interest rate swap (1 X 1 swaption) with a blended fixed rate of 3.61%.

Market Conditions and our Strategy

The capital markets ended 2023 on a strong note driven by investor expectations of the Federal Reserve easing interest rates seven times, or 175 basis points, throughout 2024. Of note, the market was forecasting many more rate cuts than the Federal Reserve had indicated through their quarterly dot-plots. As the new year began, economic data reflecting strong employment and increasing inflation rate caused the market to reduce its expectations of interest rate cuts in 2024. The expectation of higher rates for a longer period also triggered a further back-up in interest rates at the long end of the yield curve. By the end of the first quarter, the market expectations of Federal Reserve rate cuts had been re-calibrated to reflect three cuts, or 75 basis points, in 2024, which was consistent with the Federal Reserve’s dot-plot of future interest rates. The four main themes that have emerged as we begin the second quarter are: (i) inflation is still higher than the Federal Reserve’s desired rate, (ii) economic data continues to indicate a strong economy, (iii) long-term interest rates may not have peaked, and (iv) interest rates will experience increased volatility.

Strong economic news in the first quarter, however, has been positive for credit spreads which have substantially tightened since the end of 2023. Despite higher rates on U.S. Treasuries, tighter spreads have led to positive performance for many high yield, fixed income assets during the quarter. For securitized products, which are most relevant to us, the credit curve flattened substantially. Strong investor demand resulted in superior performance for the mezzanine and subordinate tranches of most mortgage and asset-backed securities relative to the more senior securities within the same capital structure. New-issue asset-backed securities, or ABS, supply was very strong as issuers rushed to the market with the highest issuance volume since 2016. There were record flows in the Single Family Residential market, or SFR, and Non-QM/Jumbo subordinated mortgage spreads all showed substantial tightening, finally catching up to the Credit Risk Transfer market, or CRT. The market also saw several Structured Risk Transfer, or SRT, and Credit-linked Notes, or CLN, transactions come to market as banks looked to alternative measures to meet capital requirements. The outlook going forward points to a generally stable market with strong ABS issuance buoyed by a strong consumer demand.

Our financing costs remained relatively unchanged during the first quarter, and we have continued to manage our portfolio consistent with our belief that short-term interest rates will be higher for a longer period. We continue to seek opportunities to finance a portion of our retained notes from securitizations with long-term non mark-to-market facilities.

Overall, tighter spreads during the quarter resulted in an increase in the value of our residential credit portfolios and our book value per common share increased to $7.11 as of March 31, 2024, as compared to $6.75 as of December 31, 2023. We declared an $0.11 dividend per common share in the first quarter of 2024. Our Economic Return (as measured by the change in book value per common share plus common stock dividend) was 7.0% for the first quarter of 2024.

Strategy Going Forward

The return of volatility, higher interest rates, and reduced rate cut expectations have caused us to manage our portfolio from a more defensive posture. We continue to believe that rate cuts, if any, will not begin until after the presidential election in November. As borrowing costs remain high, we have taken steps to limit the impact of rising rates through reductions in our repurchase agreements, exercising swaptions to pay-fixed rate swaps, and adding swaptions as a hedge for future liabilities. Overall, we maintained a defensive posture and adapted to the changing market conditions.

During the first quarter, we were selective with our investments. We purchased business purpose loans which are high-yielding, short duration assets, and purchased high-coupon mortgage securities on an unlevered basis. We believe these investments will provide accretive returns to the portfolio while preserving liquidity for future deployment. On the liability side of the balance sheet, we continued to reduce some of our higher cost repo borrowings. We believe the actions taken this quarter, on both sides of the balance sheet, will benefit our net interest income. To further protect our liability cost against higher interest rates, this quarter we added an additional $500 million in 1x1 pay-fixed swaption at a rate of 3.45% to help protect the borrowing cost of the portfolio on a go-forward basis.

We continue to seek opportunities to finance our retained notes from securitizations with long-term, limited, or non mark-to-market finance facilities. We currently have 60% of our recourse financing with these facilities. To further manage our interest rate risk, we intend to continue to use financial derivatives such as interest rate swaps and swaptions to hedge against net interest margin compression.

Cash management is critical to our business. We monitor our ongoing needs for margin, repurchase financing maturities, liquidity, and new investments. Over time, we expect to continue to acquire and securitize mortgage loans as well as further implement our call optimization strategy on our securitizations. With available funds, we plan to evaluate the merits of any new investments and compare them to the merits of repurchasing outstanding common and preferred stock, or reducing higher cost liabilities as they mature. The timing of these re-securitizations is impacted by many factors, including credit performance, prepayment speeds and interest rates. In the near term, we are closely monitoring several of our outstanding “NR” securitizations for potential re-securitization.

As we navigate current market conditions, we are focused on maintaining low recourse leverage and managing our liquidity with a proper balance of both cash and unencumbered securities. Our credit portfolio continued to perform well in the first quarter. The credit performance on our portfolio continues to be within, or better than, our original investment expectations on mortgage delinquencies, default rates, and recoveries. While we continue to look to purchase new loan packages, the increase in rates and volatility has caused us to be more selective in our review of opportunities. Nevertheless, we were successful in adding high quality investments this quarter, and we believe increased rate volatility will enable us to continue to add accretive investments for the remainder of the year.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended
	March 31, 2024	December 31, 2023	March 31, 2023	QoQ Change	YoY Change
Net interest income:
Interest income (1)	$186,574	$191,204	$189,250	$(4,630)	$(2,676)
Interest expense (2)	121,468	126,553	119,615	(5,085)	1,853
Net interest income	65,106	64,651	69,635	455	(4,529)

Increase (decrease) in provision for credit losses	1,347	2,330	3,062	(983)	(1,715)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	5,189	(15,871)	(8,551)	21,060	13,740
Realized gains (losses) on derivatives	—	—	(34,134)	—	34,134
Periodic interest cost of swaps, net	5,476	5,296	2,819	180	2,657
Net gains (losses) on derivatives	10,665	(10,575)	(39,866)	21,240	50,531
Net unrealized gains (losses) on financial instruments at fair value	76,765	6,815	64,592	69,950	12,173
Net realized gains (losses) on sales of investments	(3,750)	(3,752)	(5,264)	2	1,514
Gains (losses) on extinguishment of debt	—	(2,473)	2,309	2,473	(2,309)
Other investment gains (losses)	4,686	(986)	117	5,672	4,569
Total other gains (losses)	88,366	(10,971)	21,888	99,337	66,478

Other expenses:
Compensation and benefits	9,213	5,278	10,491	3,935	(1,278)
General and administrative expenses	5,720	7,443	5,778	(1,723)	(58)
Servicing and asset manager fees	7,663	7,659	8,417	4	(754)
Transaction expenses	67	425	6,409	(358)	(6,342)
Total other expenses	22,663	20,805	31,095	1,858	(8,432)
Income (loss) before income taxes	129,462	30,544	57,366	98,918	72,096
Income taxes	8	2	—	6	8
Net income (loss)	$129,454	$30,542	$57,366	$98,912	$72,088

Dividends on preferred stock	18,438	18,438	18,438	—	—

Net income (loss) available to common shareholders	$111,016	$12,104	$38,928	$98,912	$72,088

Net income (loss) per share available to common shareholders:
Basic	$0.46	$0.05	$0.17	$0.41	$0.29
Diluted	$0.45	$0.05	$0.17	$0.40	$0.28

Weighted average number of common shares outstanding:
Basic	243,718,142	229,931,210	231,994,620	13,786,932	11,723,522
Diluted	245,154,643	232,329,323	235,201,614	12,825,320	9,953,029

Dividends declared per share of common stock	$0.11	$0.11	$0.23	$—	$(0.12)
(1) Includes interest income of consolidated VIEs of $146,917, $150,098, and $139,902 for the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.
(2) Includes interest expense of consolidated VIEs of $73,123, $73,864, and $60,152 for the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended March 31, 2024, December 31, 2023, March 31, 2023.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended March 31, 2024 compared to the Quarter ended December 31, 2023.

For the quarter ended March 31, 2024, our net income available to common shareholders was $111 million, or $0.46 per average basic common share, as compared to a net income of $12 million, or $0.05 per average basic common share for the quarter ended December 31, 2023. During the quarter ended March 31, 2024, we had net interest income of $65 million, unrealized gains on financial instruments at fair value of $77 million, and net gains on derivatives of $11 million, offset in part by operating expenses of $23 million and preferred stock dividend of $18 million.

Credit spreads tightened substantially throughout the quarter on our investment portfolio, which resulted in market pricing gains and increased the net income available to common shareholders for the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023. During the quarter ended March 31, 2024, our unrealized gains on financial instruments at fair value increased by $70 million and net gains on derivatives increased by $21 million as compared to the quarter ended December 31, 2023.

Quarter ended March 31, 2024 compared to the Quarter ended March 31, 2023.

For the quarter ended March 31, 2024, our net income available to common shareholders was $111 million, or $0.46 per average basic common share, compared to a net income of $39 million, or $0.17 per average basic common share for the quarter ended March 31, 2023. The increase in net income available to common shareholders for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023 was primarily driven by an increase in net gains on derivatives of $51 million, unrealized gains on financial instruments at fair value of $12 million and a decrease in deal expenses of $6 million.

Interest Income

Quarter ended March 31, 2024 compared to the Quarter ended December 31, 2023.

Interest income decreased by $4 million, or 2% to $187 million for the quarter ended March 31, 2024, as compared to $191 million for the quarter ended December 31, 2023. This decrease in our interest income during the quarter ended March 31, 2024 was primarily driven by a decline in our average interest earning assets as compared to the quarter ended December 31, 2023. We reduced our average interest earning asset balances by $272 million to $12.7 billion during the quarter ended March 31, 2024 as compared to $13.0 billion for the quarter ended December 31, 2023. Our Loans held for investment interest income decreased by $4 million driven by lower asset balances, Non-Agency RMBS interest income decreased by $676 thousand due to lower yields and Agency MBS interest income decreased by $401 thousand due to lower asset balances during the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023.

Quarter ended March 31, 2024 compared to the Quarter ended March 31, 2023.

Interest income decreased by $2 million, or 1% to $187 million for the quarter ended March 31, 2024, as compared to $189 million for the quarter ended March 31, 2023. This decrease in our interest income during the quarter ended March 31, 2024 was primarily driven by a decline in our average interest earning assets as compared to the quarter ended March 31, 2023.
We reduced our Loans held for investments by $690 million, Agency MBS positions by $247 million and Non-Agency RMBS positions by $29 million, respectively, during the quarter ended March 31, 2024 as compared to the quarter March 31, 2023. However, during the quarter ended March 31, 2024, the yields on our average interest earning assets increased by 30 basis points to 5.8%, as compared to 5.5% for the quarter ended March 31, 2023, which largely offset the effects of lower interest earning asset balances. Due to these changes in our portfolio, our Agency MBS and Non-Agency RMBS interest income decreased by $2 million and $1 million, respectively, during the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023. This decrease was offset in part by an increase in interest income of $1 million on our Loans held for investment portfolio driven by higher yields during the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023.

Interest Expense

Quarter ended March 31, 2024 compared to the Quarter ended December 31, 2023.

Interest expense decreased by $6 million, or 4%, to $121 million for the quarter ended March 31, 2024 as compared to $127 million for the quarter ended December 31, 2023. This decrease in interest expense for the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023, was primarily driven by our de-levering efforts, which included reducing our secured financing agreements and securitized debt. Our average cost of financing remained unchanged but we reduced our average interest bearing liability balances by $340 million to $10.6 billion for the quarter ended March 31, 2024 as compared to $11.0 billion for the quarter ended December 31, 2023. Interest expense on our secured financing agreements collateralized by Agency MBS, Non-Agency RMBS, and Loans held for investments decreased by $410 thousand, $2 million, and $2 million, respectively, during the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023. Interest expense on our securitized debt decreased by $1 million during the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023 due to lower balances.

Quarter ended March 31, 2024 compared to the Quarter ended March 31, 2023.

Interest expense increased slightly by $1 million, or 2%, to $121 million for the quarter ended March 31, 2024 as compared to $120 million for the quarter ended March 31, 2023. During the quarter ended March 31, 2024 we reduced our interest rate sensitive secured financing agreements and partially replaced them with relatively stable securitized debt financing as compared to the quarter ended March 31, 2023. Our average secured financing agreements balance decreased by $787 million to $2.4 billion for the quarter ended March 31, 2024 as compared to $3.2 billion for the quarter ended March 31, 2023. Due to this our interest expenses on secured financing agreements collateralized by Agency MBS, Non-Agency RMBS and Loans held for investments decreased by $2 million, $4 million and $7 million, respectively. This decreases was offset by an increases in interest expense on our securitized debt of $13 million as the average borrowing rates on our securitizations increased by 60 basis points and average securitized debt balances increased by $157 million for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2024	$186,574	$121,468	$(5,476)	$115,992	$65,106	$5,476	$(2,581)	$68,001
For the Quarter Ended December 31, 2023	$191,204	$126,553	$(5,296)	$121,257	$64,651	$5,296	$(1,651)	$68,296
For the Quarter Ended September 30, 2023	$195,591	$132,193	$(4,894)	$127,299	$63,398	$4,894	$(2,301)	$65,991
For the Quarter Ended June 30, 2023	$196,859	$131,181	$(4,159)	$127,022	$65,678	$4,159	$(2,884)	$66,953
For the Quarter Ended March 31, 2023	$189,250	$119,615	$(2,819)	$116,796	$69,635	$2,819	$(3,035)	$69,419
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	March 31, 2024			December 31, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$19,363	$325	6.7%	$19,136	$303	6.3%
Agency CMBS	60,345	715	4.7%	105,270	1,138	4.3%
Non-Agency RMBS	961,903	28,935	12.0%	950,366	29,611	12.5%
Loans held for investment	11,643,716	154,018	5.3%	11,882,662	158,501	5.3%
Total	$12,685,327	$183,993	5.8%	$12,957,434	$189,553	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$—	$—	—%	$—	$—	—%
Agency CMBS	44,632	661	5.9%	75,847	1,071	5.6%
Non-Agency RMBS	681,101	11,736	6.9%	710,550	13,561	7.6%
Loans held for investment	1,696,221	28,106	6.6%	1,761,188	30,298	6.9%
Securitized debt	8,207,251	75,489	3.7%	8,422,017	76,327	3.6%
Total	$10,629,205	$115,992	4.4%	$10,969,602	$121,257	4.4%

Economic net interest income/net interest rate spread		$68,001	1.4%		$68,296	1.5%

Net interest-earning assets/net interest margin	$2,056,122		2.1%	$1,987,832		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.18

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

	For the Quarter Ended
	March 31, 2024			March 31, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS	$19,363	$325	6.7%	$18,692	$322	6.9%
Agency CMBS	60,345	715	4.7%	307,846	2,957	3.8%
Non-Agency RMBS	961,903	28,935	12.0%	990,721	30,098	12.2%
Loans held for investment	11,643,716	154,018	5.3%	12,334,025	152,838	5.0%
Total	$12,685,327	$183,993	5.8%	$13,651,284	$186,215	5.5%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS	$—	$—	—%	$4,095	$52	5.1%
Agency CMBS	44,632	661	5.9%	252,102	2,956	4.7%
Non-Agency RMBS	681,101	11,736	6.9%	762,989	16,063	8.4%
Loans held for investment	1,696,221	28,106	6.6%	2,189,967	34,839	6.4%
Securitized debt	8,207,251	75,489	3.7%	8,049,843	62,886	3.1%
Total	$10,629,205	$115,992	4.4%	$11,258,996	$116,796	4.1%

Economic net interest income/net interest rate spread		$68,001	1.4%		$69,419	1.4%

Net interest-earning assets/net interest margin	$2,056,122		2.1%	$2,392,288		2.0%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.21

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps

Economic Net Interest Income and the Average Earning Assets

Quarter ended March 31, 2024 compared to the Quarter ended December 31, 2023.

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased slightly by $295 thousand to $68 million for the quarter ended March 31, 2024 from $68 million for the quarter ended December 31, 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased slightly by 10 basis points for the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, remained unchanged at 2.1% for the quarters ended March 31, 2024 and December 31, 2023. Our Average net interest-earning assets increased by $68 million to $2.1 billion for the quarter ended March 31, 2024, compared to $2.0 billion for the quarter ended December 31, 2023.

Quarter ended March 31, 2024 compared to the Quarter ended March 31, 2023.

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $1 million to $68 million for the quarter ended March 31, 2024 from $69 million for the quarter ended March 31, 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, remained relatively unchanged at 1.4% for the quarter ended March 31, 2024 and March 31, 2023. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 10 basis points for the quarter ended March 31, 2024, as compared to the same period of 2023. Our Average net interest-earning assets decreased by $336 million to $2.1 billion for the year ended March 31, 2024, compared to $2.4 billion for the same period of 2023.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2024	$10,629,205	$115,992	4.37%	5.33%	5.32%	0.01%
For the Quarter Ended December 31, 2023	$10,969,602	$121,257	4.42%	5.34%	5.38%	(0.04)%
For the Quarter Ended September 30, 2023	$11,329,002	$127,299	4.49%	5.30%	5.37%	(0.07)%
For the Quarter Ended June 30, 2023	$11,517,226	$127,022	4.41%	5.04%	5.13%	(0.09)%
For the Quarter Ended March 31, 2023	$11,258,996	$116,796	4.15%	4.62%	4.79%	(0.17)%

Average interest-bearing liabilities decreased by $340 million for the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023. Economic interest expense decreased by $5 million for the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023 driven by the decrease in average interest-bearing liabilities. Average interest-bearing liabilities decreased by $630 million for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023. Economic interest expense decreased by $1 million for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended March 31, 2024, we recorded an increase in provision for credit losses of $1 million, as compared to an increase in provision of credit losses of $2 million for the quarter ended December 31, 2023. For the quarter ended March 31, 2024, we recorded an increase in provision for credit losses of $1 million, as compared to an increase in provision of credit losses of $3 million for the quarter ended March 31, 2023.

The increase in provision for credit losses for the quarter ended March 31, 2024 as compared to the quarter ended December 31, 2023 and March 31, 2023 is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

	For the Quarter Ended
	March 31, 2024	December 31, 2023	March 31, 2023
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$5,476	$5,296	$2,819
Realized gains (losses) on derivative instruments, net:
Swaps - Terminations	—	—	(45,226)
Treasury futures	—	—	479
Swaptions	—	—	10,613
Total realized gains (losses) on derivative instruments, net	$—	—	(34,134)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	3,679	(6,013)	7,909
Treasury futures	—	—	(6,851)
Swaptions	1,510	(9,858)	(9,609)
Total unrealized gains (losses) on derivative instruments, net:	5,189	(15,871)	(8,551)
Total gains (losses) on derivative instruments, net	$10,665	$(15,871)	$(39,866)

During the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023 we recognized total net gains on derivatives of $11 million, net losses on derivatives of $16 million, and net losses on derivatives of $40 million, respectively. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swap at March 31, 2024 was 3.36% and the weighted average receive rate was 5.34%. At March 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year. The weighted average pay rate on the Company’s interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on the Company’s interest rate swaps was less than one year. The weighted average pay rate on our interest rate swap at March 31, 2023 was 3.26% and the weighted average receive rate was 4.82%. At March 31, 2023, the weighted average maturity on our interest rate swaps was one year.

There were no swap terminations during the quarter ended March 31, 2024 and December 31, 2023. We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the quarter ended March 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the quarter ended March 31, 2024 we exercised our two swaption contracts with $1.0 billion notional and entered into two one-year swaps with $1.0 billion notional with a weighted average 3.46% fixed pay rate.

During the quarter ended March 31, 2023, we terminated our existing $1.0 billion notional swaption contract for a one-year forward starting swap. Additionally, we entered into and terminated three new swaptions contracts with $2.3 billion notional during the quarter ended March 31, 2023. We had net realized gains of $11 million on these swaption terminations. We also entered into two swaption contracts for a one-year forward starting swaps with a total notional of $1.0 billion with 3.46% strike rate. The underlying swap terms will allow us to pay a fix rate of 3.46% and receive floating overnight SOFR rate.

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

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

As discussed earlier the residential credit spread tightening during the quarter resulted in an increase in market value of our investments. We recorded Net unrealized gains on financial instruments at fair value of $77 million and $7 million for the quarters ended March 31, 2024 and December 31, 2023, respectively.

We recorded Net unrealized gains on financial instruments at fair value of $77 million and $65 million for the quarters ended March 31, 2024 and 2023, respectively.

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

During the quarter ended March 31, 2024, December 31, 2023 and March 31, 2023, we sold some of our Agency CMBS investments as part of our portfolio optimization efforts and realized a loss of $4 million, $4 million, and $5 million, respectively.

Gain and Loss on Extinguishment of Debt

We recognized losses on extinguishment of debt of $2 million for the quarter ended December 31, 2023 related to early termination of certain of our secured financing agreements. There were no such secured financing agreement terminations during the quarter ended March 31, 2024 and March 31, 2023.

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2024, December 31, 2023, or March 31, 2023.

Securitized Debt Collateralized by Loans Held for Investment

We did not acquire any securitized debt collateralized by Loans held for investment during the quarters ended March 31, 2024 and December 31, 2023. During the quarter ended March 31, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $339 million for $337 million. This transaction resulted in net gain on extinguishment of debt of $2 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefit expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2024	$15,000	0.47%	2.31%
For the Quarter Ended December 31, 2023	$13,144	0.41%	2.08%
For the Quarter Ended September 30, 2023	$12,641	0.38%	1.99%
For the Quarter Ended June 30, 2023	$22,604	0.65%	3.46%
For the Quarter Ended March 31, 2023	$22,678	0.66%	3.41%

The Compensation and benefit costs were approximately $9 million, $5 million and $10 million for the quarters ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively. The decrease in Compensation and benefit costs for the quarter ended December 31, 2023 were primarily driven by lower performance-based compensation costs.

The general and administrative expenses were approximately $6 million, $7 million, and $6 million for the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023, respectively, and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $67 thousand, $425 thousand and $6 million for the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023. The decrease in transaction expenses during the quarter ended March 31, 2024 as compared to the quarters ended December 31, 2023 and March 31, 2023 was driven by lower securitization activity.

Servicing and Asset Manager Fees

The servicing fees and asset manager expenses were $8 million for the quarters ended March 31, 2024, December 31, 2023 and March 31, 2023, and remained relatively unchanged. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Quarters Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$111,016	$12,104	$(16,268)	$17,586	$38,928
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(76,765)	(6,815)	43,988	(6,954)	(64,592)
Net realized (gains) losses on sales of investments	3,750	3,752	460	21,758	5,264
(Gains) losses on extinguishment of debt	—	2,473	—	(4,039)	(2,309)
Increase (decrease) in provision for credit losses	1,347	2,330	3,217	2,762	3,062
Net unrealized (gains) losses on derivatives	(5,189)	15,871	(17)	(17,994)	8,551
Realized (gains) losses on derivatives	—	—	—	6,822	34,134
Transaction expenses	67	425	90	8,456	6,409
Stock Compensation expense for retirement eligible awards	1,024	(391)	(392)	(388)	2,141
Other investment (gains) losses	(4,686)	986	(2,381)	421	(117)
Earnings available for distribution	$30,564	$30,735	$28,697	$28,430	$31,471

GAAP net income (loss) per diluted common share	$0.45	$0.05	$(0.07)	$0.08	$0.17
Earnings available for distribution per adjusted diluted common share	$0.12	$0.13	$0.13	$0.12	$0.13

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Weighted average diluted shares - GAAP	245,154,643	232,329,323	226,734,643	233,867,501	235,201,614
Potentially dilutive shares (1)	—	—	1,997,547	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	245,154,643	232,329,323	228,732,190	233,867,501	235,201,614
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended September 30, 2023.

Our Earnings available for distribution for the quarter ended March 31, 2024 were $31 million, or $0.12 per average diluted common share, and remained relatively unchanged as compared to $31 million, or $0.13 per average diluted common share for the quarter ended December 31, 2023.

Our Earnings available for distribution for the quarter ended March 31, 2024 were $31 million, or $0.12 per average diluted common share, and remained relatively unchanged as compared to $31 million, or $0.13 per average diluted common share for the quarter ended March 31, 2023.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2024	19.90%	10.45%	7.31%
For the Quarter Ended December 31, 2023	4.84%	10.81%	7.70%
For the Quarter Ended September 30, 2023	0.34%	10.40%	7.14%
For the Quarter Ended June 30, 2023	5.51%	10.24%	6.75%
For the Quarter Ended March 31, 2023	8.63%	10.45%	7.28%
Return on average equity increased by 15% for the quarter ended March 31, 2024, as compared to the quarter ended December 31, 2023. This increase is driven primarily by unrealized asset pricing gains during the first quarter of 2024, compared to the same period of 2023. Economic net interest income as a percentage of average equity decreased by 36 basis points for the quarter ended March 31, 2024 as compared to the quarter ended December 31, 2023. Earnings available for distribution as a percentage of average common equity decreased by 39 basis points for the quarter ended March 31, 2024 as compared to the quarter ended December 31, 2023.

Return on average equity increased by 11% basis points for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023. This increase is driven primarily by unrealized asset pricing gains and net gains on derivatives during the first quarter of 2024, compared to the same period of 2023. Economic net interest income as a percentage of average equity remained relatively unchanged for the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023. Earnings available for distribution as a percentage of average common equity increased by three basis points for the quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2024, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the quarter ended March 31, 2024, on an aggregate basis, we purchased $111 million of investments, sold $35 million of investments, and received $325 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2024 and December 31, 2023.

	March 31, 2024	December 31, 2023
Interest earning assets at period-end (1)	$12,200,381	$12,543,336
Interest bearing liabilities at period-end	$9,794,185	$10,109,008
GAAP Leverage at period-end	3.7:1	4.0:1
GAAP Leverage at period-end (recourse)	0.9:1	1.0:1
(1) Excludes cash and cash equivalents.

	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.9%	7.5%	8.7%	8.3%
Senior	3.9%	4.0%	5.4%	5.4%
Subordinated	2.7%	2.3%	2.6%	2.2%
Interest-only	1.3%	1.2%	0.7%	0.7%
Agency RMBS	0.2%	0.2%	0.1%	0.1%
Interest-only	0.2%	0.2%	0.1%	0.1%
Agency CMBS	0.5%	0.7%	0.4%	0.7%
Project loans	0.4%	0.6%	0.4%	0.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Loans held for investment	91.4%	91.6%	90.8%	90.9%
Fixed-rate percentage of portfolio	96.5%	96.5%	96.0%	95.9%
Adjustable-rate percentage of portfolio	3.5%	3.5%	4.0%	4.1%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders equity.

The following table presents details of each asset class in our portfolio at March 31, 2024 and December 31, 2023. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,057,200	$45.50	$62.83	5.7%	16.9%	5.3%	5.3%	1.7%	1.9%	35.1%	2.0%
Subordinated	$610,429	$53.85	$51.49	3.8%	7.2%	5.5%	5.2%	0.5%	0.7%	24.6%	5.1%
Interest-only	$2,819,698	$5.57	$2.88	0.5%	6.2%	4.7%	4.9%	0.7%	0.9%	40.9%	0.1%
Agency RMBS
Interest-only	$388,676	$5.01	$3.83	0.1%	6.6%	9.4%	9.8%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$48,651	$101.28	$89.84	3.7%	3.6%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$474,631	$1.55	$1.56	0.5%	8.4%	0.6%	0.3%	N/A	N/A	N/A	N/A
Loans held for investment	$11,639,449	$98.24	$95.32	5.6%	5.4%	5.6%	6.4%	0.7%	0.7%	23.5%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%	4.1%	5.0%	1.5%	1.8%	32.2%	2.6%
Subordinated	$583,049	$50.92	$47.49	3.3%	6.7%	4.6%	5.7%	0.2%	0.9%	18.4%	6.5%
Interest-only	$2,874,680	$5.49	$3.16	0.5%	4.2%	4.5%	5.0%	0.9%	1.0%	24.9%	1.9%
Agency RMBS
Interest-only	$392,284	$4.90	$3.83	0.1%	5.7%	8.6%	9.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$86,572	$101.44	$91.46	4.0%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$478,239	$1.62	$1.73	0.5%	8.2%	0.3%	1.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,028,480	$98.35	$94.90	5.7%	5.4%	6.5%	6.5%	0.6%	0.6%	23.9%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Balance, beginning of period	$139,737	$147,252	$145,322	$157,253	$176,635
Accretion of discount	(8,179)	(12,840)	(9,022)	(10,620)	(11,663)
Purchases	1,848	—	(9)	—	—
Sales	—	—	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	(2,782)	5,325	10,961	(1,311)	(7,719)
Balance, end of period	$130,624	$139,737	$147,252	$145,322	$157,253

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

As discussed earlier, during the first quarter of 2024, the interest rates remained higher, inflation remained sticky and cost of financing remained elevated. If these uncertainties become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

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

Current Period

We held cash and cash equivalents of approximately $169 million and $222 million at March 31, 2024 and December 31, 2023, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $53 million from December 31, 2023 to March 31, 2024.

Our operating activities provided net cash of approximately $57 million and $30 million for the quarters ended March 31, 2024 and 2023, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $68 million and $70 million during the quarters ended March 31, 2024 and 2023, respectively.

Our investing activities provided cash of $248 million and used cash of $82 million for the quarters ended March 31, 2024 and 2023, respectively. During the quarter ended March 31, 2024, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $325 million and from sale of our Agency MBS of $35 million. This cash received was offset in part by cash used on investment purchases of $78 million of Loans held for investment and $34 million of Non-Agency RMBS. During the quarter ended March 31, 2023, we used cash for investment purchases of $591 million, primarily consisting of Loans held for investment of $590 million, and Agency MBS of $1 million. This cash used was offset in part by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $341 million and from sale of our Agency MBS of $168 million.

Our financing activities used cash of $358 million and provided cash of $19 million for the quarter ended March 31, 2024 and 2023, respectively. During the quarter ended March 31, 2024, we primarily used cash for repayment of principal on our securitized debt of $273 million, net payments on our secured financing agreements of $40 million, and payment of common and preferred dividends of $45 million. During the quarter ended March 31, 2023 we received cash for securitized debt collateralized by loans issuance of $944 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $609 million, net payments on our secured financing agreements of $242 million, and payment of common and preferred dividends of $73 million.

Our recourse leverage was 0.9:1 and 1.0:1 at March 31, 2024 and at December 31, 2023, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. As of March 31, 2024 and December 31, 2023, we had $418 million and $377 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At March 31, 2024 and December 31, 2023, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	March 31, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$259,229	7.56%	6.20% - 8.18%	$272,490	7.35%	6.30% - 8.22%
30 to 59 days	473,497	6.71%	5.44% - 7.82%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	194,024	7.21%	5.84% - 7.58%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	69,793	6.29%	6.29% - 6.29%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	187,582	6.89%	6.35% - 7.65%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	616,005	9.50%	6.63% - 12.50%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	244,967	8.33%	8.33% - 8.33%	808,601	9.36%	8.36% - 12.50%
2 to 3 years	—	N/A	N/A	—	N/A	N/A
Greater than 3 years	358,581	5.08%	5.08% - 5.08%	362,215	5.11%	5.10% - 7.15%
Total	$2,403,678	7.48%		$2,444,091	7.51%

Average remaining maturity of Secured financing agreements secured by:
	March 31, 2024	December 31, 2023
Agency RMBS (in thousands)	N/A	N/A
Agency CMBS (in thousands)	34 Days	32 Days
Non-Agency RMBS and Loans held for investment (in thousands)	378 Days	418 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have remained relatively unchanged on secured financing agreements collateralized by Agency CMBS and Loans held for investments as of March 31, 2024 and December 31, 2023. At March 31, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.4% and Non-Agency RMBS and Loans held for investment was 26.0%. At December 31, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

The fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of March 31, 2024, we have entered into $902 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of March 31, 2024 we have $537 million, of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At March 31, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.5% and Non-Agency MBS and Loans held for investment was 7.5%. At December 31, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.6%, and Non-Agency MBS and Loans held for investment was 7.6%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2024 and December 31, 2023 was $359 million and $362 million, respectively. The fair value of collateral pledged was $399 million and $401 million as of March 31, 2024 and December 31, 2023, respectively. We carry this secured financing instrument at fair value of $340 million and $350 million as of March 31, 2024 and December 31, 2023, respectively. At March 31, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At March 31, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At March 31, 2024, the maturity on the secured financing agreements at fair value was four years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End March 31, 2024	$2,421,953	$2,384,678
Quarter End December 31, 2023	$2,547,584	$2,432,115
Quarter End September 30, 2023	$2,665,230	$2,603,911
Quarter End June 30, 2023	$2,932,424	$2,686,522
Quarter End March 31, 2023	$3,209,153	$3,195,322

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2024 and December 31, 2023, the carrying value of our total interest-bearing debt was approximately $9.8 billion and $10.1 billion, respectively, which represented a leverage ratio of approximately 3.7:1 and 4.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2024, we had secured financing agreements with 12 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of March 31, 2024 and December 31, 2023, we had $3.6 billion of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and U.S. Treasury futures. The average remaining maturities on our interest rate swaps at March 31, 2024 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at March 31, 2024:

March 31, 2024
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	8	$1,189,408	$490,137
Japan	2	938,934	503,674
Canada	1	267,942	139,936
Netherlands	1	7,394	280
Total	12	$2,403,678	$1,134,027
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At March 31, 2024, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 325 days. The amount at risk with Nomura was $474 million. At December 31, 2023, we had amounts at risk with Nomura, of 17% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

At March 31, 2024, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarters ended March 31, 2024 and 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of March 31, 2024.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters ended March 31, 2023 and 2022. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of March 31, 2024.

We declared dividends to common shareholders of $27 million or $0.11 per share, and $54 million, or $0.23 per share, during the quarters ended March 31, 2024 and 2023, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2024 and 2023, respectively.

We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarters ended March 31, 2024, and 2023, respectively.

We declared dividends to Series C preferred stockholders of $5 million, or $0.484375 per preferred share, during the quarters ended March 31, 2024, and 2023, respectively.

We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarters ended March 31, 2024, and 2023, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum.

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum will automatically replace three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 20,000,000 shares of our common stock for the grant of awards under the Plan. The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that, expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of March 31, 2024, approximately 18 million shares were available for future grant under the Plan.

Grants of Restricted Stock Units, or RSUs
During the quarters ended March 31, 2024 and 2023, we granted RSU awards to senior management. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 537 thousand RSU awards during the quarter ended March 31, 2024 with a grant date fair value of $3 million for the 2024 performance year. We granted 649 thousand RSU awards during the quarter ended March 31, 2023 with a grant date fair value of $4 million for the 2023 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the quarters ended March 31, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31,

2025, respectively. For the PSU awards granted during the quarter ended March 31, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return and share price performance compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share prices plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. During the quarter ended March 31, 2024, the Company granted 537 thousand PSU awards to senior management with a grant date fair value of $3 million. During the quarter ended March 31, 2023, the Company granted 605 thousand PSU awards to senior management with a grant date fair value of $3 million.

At March 31, 2024 and December 31, 2023, there were approximately 4.6 million and 3.6 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at March 31, 2024 and December 31, 2023. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,800,129	$244,967	$358,582	$—	$2,403,678
Securitized debt, collateralized by Non-Agency RMBS	198	244	—	60	502
Securitized debt at fair value, collateralized by Loans held for investment	1,336,379	2,193,495	1,673,400	2,912,852	8,116,126
Interest expense on MBS secured financing agreements (1)	27,242	1,871	1,620	—	30,733
Interest expense on securitized debt (1)	267,595	415,122	287,179	358,494	1,328,390
Total	$3,431,543	$2,855,699	$2,320,781	$3,271,406	$11,879,429
(1) Interest is based on variable rates in effect as of March 31, 2024.

December 31, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,273,274	$808,602	$362,215	$—	$2,444,091
Securitized debt, collateralized by Non-Agency RMBS	251	326	—	67	644
Securitized debt at fair value, collateralized by Loans held for investment	1,405,503	2,302,421	1,738,678	2,942,234	8,388,836
Interest expense on MBS secured financing agreements (1)	23,423	6,555	1,696	—	31,674
Interest expense on securitized debt (1)	273,963	425,281	294,111	356,337	1,349,693
Total	$2,976,414	$3,543,185	$2,396,700	$3,298,638	$12,214,938
(1) Interest is based on variable rates in effect as of December 31, 2023.

Not included in the table above are the unfunded construction loan commitments of $5 million as of March 31, 2024 and December 31, 2023. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended March 31, 2024, we funded an additional $10 million towards that commitment, which brought our total funding to $56 million, leaving an unfunded commitment of $19 million.

Capital Expenditure Requirements

At March 31, 2024 and December 31, 2023, we had no material commitments for capital expenditures.

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

Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information on risks we face.

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own that are rated below ‘‘AAA’’ or not rated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residential loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles and loan characteristics.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Balance, beginning of period	$95,366	$81,236	$80,532	$79,875	$89,234
Realized losses	(345)	(1,225)	(1,727)	(2,445)	(2,293)
Accretion	2,978	2,569	2,576	2,765	2,949
Losses on purchases	—	—	6	—	—
Losses on sold/paid-off	—	—	95	—	—
Increase/(decrease)	36	12,786	(246)	337	(10,015)
Balance, end of period	$98,035	$95,366	$81,236	$80,532	$79,875

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Balance, beginning of period	$213,644	$251,002	$254,354	$285,823	$321,017
Realized losses	(8,078)	(8,457)	(8,200)	(10,281)	(7,992)
Accretion	2,961	3,427	3,444	3,554	3,650
Losses on purchases	—	—	—	—	404
Increase/(decrease)	4,523	(32,328)	1,404	(24,742)	(31,256)
Balance, end of period	$213,050	$213,644	$251,002	$254,354	$285,823

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from the effect of inflation and updated Federal Rate projections in 2024. As the Federal Reserve increases its Federal Funds Rate, the margin between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally secured financing agreements and securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements swaptions, and futures. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2024 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2024 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Market Value (2)
-100 Basis Points	7.13%	7.03%
-50 Basis Points	3.36%	3.29%
Base Interest Rate	—	—
+50 Basis Points	(3.68)%	(3.44)%
+100 Basis Points	(7.05)%	(6.46)%
(1) The retained securities are securities retained by us from securitization VIEs included in our portfolio and not the consolidated assets and liabilities of the VIEs. Our consolidated statement of financial condition includes assets of consolidated VIEs that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to us.
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2024. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2024
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$141,721	$318,974	$9,526	$11,750,428	$12,220,649
Cash equivalents	168,958	—	—	—	168,958
Total rate sensitive assets	$310,679	$318,974	$9,526	$11,750,428	$12,389,607

Rate sensitive liabilities	3,627,998	3,482,464	—	2,678,463	9,788,925
Interest rate sensitivity gap	$(3,317,319)	$(3,163,490)	$9,526	$9,071,965	$2,600,682

Cumulative rate sensitivity gap	$(3,317,319)	$(6,480,809)	$(6,471,283)	$2,600,682

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(27)%	(52)%	(52)%	21%

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management (“ERM”) designed to assess and manage risk to achieve our strategic goals. The “First Layer of Defense” consists of assessing key risks indicators (“KRIs”) facing each respective business unit within the Company. Our risk management unit is an independent group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to understand, monitor, manage and escalate risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes Oxley (“SOX”). The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third-party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to the Audit Committee of the Board.

Cybersecurity Risk

Our cybersecurity risk management and strategy is incorporated into our ERM process. Our Board, in coordination with the Audit Committee and the Risk Committee, oversees management of cybersecurity risk. Please refer to Item 1C, “Cybersecurity” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information about our cybersecurity risk management, strategy and governance.

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the first quarter of 2024.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors
Under “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2023. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2023.

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

The Company did not repurchase any of its common stock during the quarters ended March 31, 2024 and 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of March 31, 2024.

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

10.1†	Form of Directors’ Restricted Stock Unit Award Agreement
10.2†
Letter of Agreement and General Release, dated January 10, 2024, between Chimera Investment Corporation and Choudhary Yarlagadda (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 17, 2024 and incorporated herein by reference).

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
Phillip J. Kardis II
President and Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: May 9, 2024

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: May 9, 2024