Form 10-Q
period 2024-06-30
CHIMERA INVESTMENT CORP
filed 2024-08-07
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland		26-0630461
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification Number)
630 Fifth Avenue, Ste 2400
New York,	New York	10111
(Address of Principal Executive Offices)		(Zip Code)

(888) 895-6557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRD	New York Stock Exchange
9.000% Senior Notes due 2029	CIMN	New York Stock Exchange

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2024
Common Stock, $0.01 par value	80,530,696

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of June 30, 2024 (Unaudited) and December 31, 2023 (Derived from the audited consolidated financial statements as of December 31, 2023)	2
	Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2024 and 2023	3
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2024 and 2023	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2024 and 2023	5
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM 4	CONTROLS AND PROCEDURES	76

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	77
ITEM 1A.	RISK FACTORS	77
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	77
ITEM 6.	EXHIBITS	77
	SIGNATURES	80

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$162,304	$221,684
Non-Agency RMBS, at fair value (net of allowance for credit losses of $24 million and $19 million, respectively)	1,051,971	1,043,806
Agency MBS, at fair value	503,295	102,484
Loans held for investment, at fair value	11,232,975	11,397,046
Accrued interest receivable	70,254	76,960
Other assets	106,210	87,018
Derivatives, at fair value	4,872	—
Total assets (1)	$13,131,881	$12,928,998
Liabilities:
Secured financing agreements ($3.9 billion and $3.6 billion pledged as collateral, respectively, and includes $333 million and $374 million at fair value, respectively)	$2,699,299	$2,432,115
Securitized debt, collateralized by Non-Agency RMBS ($239 million and $249 million pledged as collateral, respectively)	72,121	75,012
Securitized debt at fair value, collateralized by Loans held for investment ($10.2 billion and $10.7 billion pledged as collateral, respectively)	7,078,991	7,601,881
Long term debt	62,424	—
Payable for investments purchased	464,038	158,892
Accrued interest payable	39,039	38,272
Dividends payable	61,256	54,552
Accounts payable and other liabilities	13,445	9,355
Total liabilities (1)	$10,490,613	$10,370,079

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 80,472,871 and 80,453,552 shares issued and outstanding, respectively	805	804
Additional paid-in-capital	4,375,538	4,370,130
Accumulated other comprehensive income	174,102	185,668
Cumulative earnings	4,351,164	4,165,046
Cumulative distributions to stockholders	(6,260,713)	(6,163,101)
Total stockholders' equity	$2,641,268	$2,558,919
Total liabilities and stockholders' equity	$13,131,881	$12,928,998
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2024, and December 31, 2023, total assets of consolidated VIEs were $10,036,554 and $10,501,840, respectively, and total liabilities of consolidated VIEs were $7,505,465 and $7,349,109, respectively. See Note 9 for further discussion.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net interest income:
Interest income (1)	$186,717	$196,859	$373,291	$386,109
Interest expense (2)	119,422	131,181	240,889	250,796
Net interest income	67,295	65,678	132,402	135,313

Increase (decrease) in provision for credit losses	3,684	2,762	5,032	5,824

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	11,955	17,994	17,144	9,443
Realized gains (losses) on derivatives	(17,317)	(6,822)	(17,317)	(40,957)
Periodic interest cost of swaps, net	6,971	4,159	12,448	6,977
Net gains (losses) on derivatives	1,609	15,331	12,275	(24,537)
Net unrealized gains (losses) on financial instruments at fair value	11,231	6,954	87,995	71,546
Net realized gains (losses) on sales of investments	—	(21,758)	(3,750)	(27,022)
Gains (losses) on extinguishment of debt	—	4,039	—	6,348
Other investment gains (losses)	1,001	(421)	5,687	(303)
Total other gains (losses)	13,841	4,145	102,207	26,032

Other expenses:
Compensation and benefits	7,011	7,677	16,226	18,168
General and administrative expenses	6,276	6,471	11,993	12,247
Servicing and asset manager fees	7,470	8,408	15,134	16,825
Transaction expenses	—	8,456	67	14,865
Total other expenses	20,757	31,012	43,420	62,105
Income (loss) before income taxes	56,695	36,049	186,157	93,416
Income tax expense (benefit)	31	25	39	26
Net income (loss)	$56,664	$36,024	$186,118	$93,390

Dividends on preferred stock	22,751	18,438	41,188	36,875

Net income (loss) available to common shareholders	$33,913	$17,586	$144,930	$56,515

Net income (loss) per share available to common shareholders:
Basic	$0.42	$0.23	$1.78	$0.73
Diluted	$0.41	$0.23	$1.76	$0.72

Weighted average number of common shares outstanding:
Basic	81,334,509	77,209,380	81,326,944	77,270,123
Diluted	82,281,890	77,955,834	82,301,992	78,230,253

(1) Includes interest income of consolidated VIEs of $144,027 and $149,674 for the quarters ended June 30, 2024 and 2023, respectively, and $290,943 and $289,576 for the six months ended June 30, 2024 and 2023, respectively. See Note 9 for further discussion.

(2) Includes interest expense of consolidated VIEs of $69,692 and $72,624 for the quarters ended June 30, 2024 and 2023, respectively, and $142,815 and $132,776 for the six months ended June 30, 2024 and 2023, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Comprehensive income (loss):
Net income (loss)	$56,664	$36,024	$186,118	$93,390
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(11,345)	(14,081)	(11,566)	(19,984)
Reclassification adjustment for net realized losses (gains) included in net income	—	—	—	1,313
Other comprehensive income (loss)	(11,345)	(14,081)	$(11,566)	$(18,671)
Comprehensive income (loss) before preferred stock dividends	$45,319	$21,943	$174,552	$74,719
Dividends on preferred stock	$22,751	$18,438	$41,188	$36,875
Comprehensive income (loss) available to common stock shareholders	$22,568	$3,505	$133,364	$37,844

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2024	$58	$130	$104	$80	$805	$4,373,112	$185,447	$4,294,500	$(6,208,650)	$2,645,586
Net income (loss)	—	—	—	—	—	—	—	56,664	—	56,664
Other comprehensive income (loss)	—	—	—	—	—	—	(11,345)	—	—	(11,345)
Stock based compensation	—	—	—	—	—	2,426	—	—	—	2,426
Common dividends declared	—	—	—	—	—	—	—	—	(29,312)	(29,312)
Preferred dividends declared	—	—	—	—	—	—	—	—	(22,751)	(22,751)
Balance, June 30, 2024	$58	$130	$104	$80	$805	$4,375,538	$174,102	$4,351,164	$(6,260,713)	$2,641,268

For the Quarter Ended June 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2023	$58	$130	$104	$80	$776	$4,322,348	$224,755	$4,096,308	$(5,995,172)	$2,649,387
Net income (loss)	—	—	—	—	—	—	—	36,024	—	36,024
Other comprehensive income (loss)	—	—	—	—	—	—	(14,081)	—	—	(14,081)
Repurchase of common stock	—	—	—	—	(59)	(33,043)	—	—	—	(33,102)
Stock based compensation	—	—	—	—	1	1,689	—	—	—	1,690
Common dividends declared	—	—	—	—	—	—	—	—	(42,077)	(42,077)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, June 30, 2023	$58	$130	$104	$80	$718	$4,290,994	$210,674	$4,132,332	$(6,055,687)	$2,579,403

For the Six Months Ended June 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income (loss)	—	—	—	—	—	—	—	186,118	—	186,118
Other comprehensive income (loss)	—	—	—	—	—	—	(11,566)	—	—	(11,566)
Stock based compensation	—	—	—	—	1	5,408	—	—	—	5,409
Common dividends declared	—	—	—	—	—	—	—	—	(56,424)	(56,424)
Preferred dividends declared	—	—	—	—	—	—	—	—	(41,188)	(41,188)
Balance, June 30, 2024	$58	$130	$104	$80	$805	$4,375,538	$174,102	$4,351,164	$(6,260,713)	$2,641,268

For the Six Months Ended June 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$773	$4,319,933	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	93,390	—	93,390
Other comprehensive income (loss)	—	—	—	—	—	—	(18,671)	—	—	(18,671)
Repurchase of common stock	—	—	—		(59)	(33,043)	—	—	—	(33,102)
Stock based compensation	—	—	—		4	4,104	—	—	—	4,108
Common dividends declared	—	—	—	—	—	—	—	—	(96,250)	(96,250)
Preferred dividends declared	—	—	—	—	—	—	—	—	(36,875)	(36,875)
Balance, June 30, 2023	$58	$130	$104	$80	$718	$4,290,994	$210,674	$4,132,332	$(6,055,687)	$2,579,403
See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2024	June 30, 2023
Cash Flows From Operating Activities:
Net income (loss)	$186,118	$93,390
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	16,905	12,293
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	6,168	17,833
Net unrealized losses (gains) on derivatives	(17,144)	(9,443)
Proceeds (payments) for derivative settlements	14,517	(20,509)
Margin (paid) received on derivatives	(17,939)	68,576
Net unrealized losses (gains) on financial instruments at fair value	(87,995)	(71,546)
Net realized losses (gains) on sales of investments	3,750	27,022
Other investment (gains) losses	(5,687)	303
Net increase (decrease) in provision for credit losses	5,032	5,824
(Gain) loss on extinguishment of debt	—	(6,348)
Equity-based compensation expense	5,408	4,108
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	6,706	(9,513)
Decrease (increase) in other assets	5,611	13,647
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	4,092	4,894
Increase (decrease) in accrued interest payable, net	764	6,729
Net cash provided by (used in) operating activities	$126,306	$137,260
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(442,726)	$(1,916)
Sales	34,672	280,848
Principal payments	4,742	503
Non-Agency RMBS portfolio:
Purchases	(48,948)	—
Sales	—	—
Principal payments	37,476	45,091
Loans held for investment:
Purchases	(80,036)	(1,228,156)
Sales	—	2,611
Principal payments	629,612	708,119
Net cash provided by (used in) investing activities	$134,792	$(192,900)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$13,462,509	$15,999,392
Payments on secured financing agreements	(13,186,915)	(16,744,961)
Payments on repurchase of common stock	—	(26,209)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	—	2,046,620
Payments on securitized debt borrowings, collateralized by Loans held for investment	(567,438)	(1,137,489)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(93)	(47)
Net proceeds from issuance of unsecured debt	62,367	—

Common dividends paid	(54,033)	(108,451)
Preferred dividends paid	(36,875)	(36,875)
Net cash provided by (used in) financing activities	$(320,478)	$(8,020)
Net increase (decrease) in cash and cash equivalents	(59,380)	(63,660)
Cash and cash equivalents at beginning of period	221,684	264,600
Cash and cash equivalents at end of period	$162,304	$200,940

Supplemental disclosure of cash flow information:
Interest received	$396,902	$388,889
Interest paid	$233,956	$226,233
Non-cash investing activities:
Payable for investments purchased	$464,038	$7,071
Net change in unrealized gain (loss) on available-for sale securities	$(11,566)	$(19,984)

Non-cash financing activities:
Dividends declared, not yet paid	$61,256	$52,344

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

The Company is an internally managed REIT that is primarily engaged, through its subsidiaries, in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Agency RMBS, Non-Agency RMBS, Agency CMBS, and other real estate-related assets. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; ABS refers to asset-backed securities; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at June 30, 2024. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $133 thousand and $271 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and six months ended June 30, 2024, respectively. The Company paid $153 thousand and $296 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and six months ended June 30, 2023. These fees are reported within Other Expenses on the Consolidated Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended June 30, 2024 the Company did not fund any amounts towards that commitment. During the six months ended June 30, 2024 the Company funded an additional $10 million towards that commitment, which brought its total funding to $56 million, leaving an unfunded commitment of $19 million. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Consolidated Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Consolidated Statement of Operations.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company, all normal and recurring adjustments considered necessary for a fair presentation of its financial position, results of operations and cash flows have been included. Investment transactions are recorded on the trade date. Certain prior year amounts have been reclassified to conform to the current year’s presentation. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company's 1-for-3 reverse stock split, which was effective after the close of trading on May 21, 2024.

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

(c) Net Income per Share

The Company calculates basic net income per share by dividing net income for the period by the basic weighted-average shares of its common stock outstanding for that period. Diluted net income per share takes into account the effect of dilutive instruments such as unvested restricted stock units. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect the Company's 1-for-3 reverse stock split, which was effective after the close of trading on May 21, 2024.

(d) Use of Estimates

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

(e) Significant Accounting Policies

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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2024 or December 31, 2023.

(f) Recent Accounting Pronouncements

The Company has evaluated the accounting standards updates ("ASUs"), issued by Financial Accounting Standards Board ("FASB") during the six months ended June 30, 2024, and determined that none of the recently issued ASUs are applicable to the Company.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and residential collateralized mortgage obligations, or CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of June 30, 2024 and December 31, 2023.

June 30, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,040,018	$18,424	$(566,053)	$492,389	$(20,298)	$643,860	$178,284	$(6,515)	$171,769
Subordinated	616,431	3,478	(274,893)	345,016	(3,294)	331,665	18,587	(28,644)	(10,057)
Interest-only	2,756,508	155,829	—	155,829	—	76,446	13,472	(92,855)	(79,383)
Agency RMBS
CMO	438,082	6	(71)	438,017	—	437,328	—	(689)	(689)
Interest-only	387,105	19,668	—	19,668	—	15,244	444	(4,868)	(4,424)
Agency CMBS
Project loans	48,567	621	—	49,188	—	43,658	—	(5,530)	(5,530)
Interest-only	471,729	6,906	—	6,906	—	7,065	1,058	(899)	159
Total	$5,758,440	$204,932	$(841,017)	$1,507,013	$(23,592)	$1,555,266	$211,845	$(140,000)	$71,845

December 31, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,073,632	$14,641	$(582,640)	$505,633	$(15,052)	$676,128	$192,528	$(6,981)	$185,547
Subordinated	583,049	3,609	(286,247)	300,411	(3,508)	276,903	16,548	(36,548)	(20,000)
Interest-only	2,874,680	157,871	—	157,871	—	90,775	14,394	(81,490)	(67,096)
Agency RMBS
Interest-only	392,284	19,238	—	19,238	—	15,023	862	(5,077)	(4,215)
Agency CMBS
Project loans	86,572	1,248	—	87,820	—	79,179	—	(8,641)	(8,641)
Interest-only	478,239	7,766	—	7,766	—	8,282	1,307	(791)	516
Total	$5,488,456	$204,373	$(868,887)	$1,078,739	$(18,560)	$1,146,290	$225,639	$(139,528)	$86,111

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2024 and December 31, 2023. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

	June 30, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$65,819	$(347)	15	$39,090	$(6,168)	7	$104,910	$(6,515)	22
Subordinated	12,781	(652)	2	175,240	(27,992)	32	188,021	(28,644)	34
Interest-only	7,678	(1,959)	13	36,408	(90,896)	124	44,086	(92,855)	137
Agency RMBS
CMO	437,328	(689)	5	—	—	—	437,328	(689)	5
Interest-only	—	—	—	9,564	(4,868)	8	9,563	(4,868)	8
Agency CMBS
Project loans	5,437	(777)	5	38,221	(4,753)	32	43,658	(5,530)	37
Interest-only	64	(201)	1	2,100	(698)	3	2,164	(899)	4
Total	$529,107	$(4,625)	41	$300,623	$(135,375)	206	$829,730	$(140,000)	247

	December 31, 2023
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$51,476	$(281)	13	$42,859	$(6,700)	6	$94,335	$(6,981)	19
Subordinated	19,382	(1,467)	5	181,822	(35,081)	33	201,204	(36,548)	38
Interest-only	19,263	(4,035)	27	36,731	(77,455)	105	55,994	(81,490)	132
Agency RMBS
Interest-only	—	—	—	9,151	(5,077)	8	9,151	(5,077)	8
Agency CMBS
Project loans	43,827	(4,040)	5	35,353	(4,601)	32	79,180	(8,641)	37
Interest-only	2,601	(529)	2	158	(262)	2	2,759	(791)	4
Total	$136,549	$(10,352)	52	$306,074	$(129,176)	186	$442,623	$(139,528)	238

At June 30, 2024, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2024.

The Company had $25 thousand and $23 thousand gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of June 30, 2024 and December 31, 2023, respectively. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on this analysis, the Company determined that at June 30, 2024 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $14 million and $18 million, at June 30, 2024 and December 31, 2023, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters ended June 30, 2024 and 2023 is presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$19,907	$10,251	$18,560	$7,188

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	882	502	1,589	1,099
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	2,803	3,459	3,249	7,551
Write-offs charged against the allowance	—	(1,228)	(302)	(2,858)
Recoveries of amounts previously written off	—	29	496	33
Ending allowance for credit losses	$23,592	$13,013	$23,592	$13,013

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$114,004	7.2%	2.1%	34.7%
Subordinated	$71,727	6.5%	0.4%	42.9%

	December 31, 2023
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$98,394	6.2%	2.3%	35.3%
Subordinated	$75,005	6.2%	0.7%	38.9%

The increase in the allowance for credit losses for the quarter and six months ended June 30, 2024 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2023. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at June 30, 2024 and December 31, 2023.

	June 30, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$178,284	$—	$178,284	$(4,917)	$(1,599)	$(6,515)
Subordinated	10,146	8,441	18,587	(9,386)	(19,258)	(28,644)
Interest-only	—	13,472	13,472	—	(92,855)	(92,855)
Agency RMBS
CMO	—	—	—	—	(689)	(689)
Interest-only	—	444	444	—	(4,868)	(4,868)
Agency CMBS
Project loans	—	—	—	(25)	(5,505)	(5,530)
Interest-only	—	1,058	1,058	—	(899)	(899)
Total	$188,430	$23,415	$211,845	$(14,328)	$(125,672)	$(140,000)

	December 31, 2023
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$192,528	$—	$192,528	$(5,396)	$(1,585)	$(6,981)
Subordinated	10,757	5,791	16,548	(12,198)	(24,350)	(36,548)
Interest-only	—	14,394	14,394	—	(81,490)	(81,490)
Agency RMBS
Interest-only	—	862	862	—	(5,077)	(5,077)
Agency CMBS
Project loans	—	—	—	(23)	(8,618)	(8,641)
Interest-only	—	1,307	1,307	—	(791)	(791)
Total	$203,285	$22,354	$225,639	$(17,617)	$(121,911)	$(139,528)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2024 and December 31, 2023.

	June 30, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,040,018	$45.39	61.91	5.7%	17.5%
Subordinated	616,431	55.44	53.80	4.0%	7.5%
Interest-only	2,756,508	5.65	2.77	0.5%	5.2%
Agency RMBS
CMO	438,082	99.99	99.83	6.4%	6.5%
Interest-only	387,105	5.08	3.94	0.2%	5.0%
Agency CMBS
Project loans	48,567	101.28	89.89	3.7%	3.6%
Interest-only	471,729	1.46	1.50	0.6%	8.6%
(1) Bond Equivalent Yield at period end.

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%
Subordinated	583,049	50.92	47.49	3.3%	6.7%
Interest-only	2,874,680	5.49	3.16	0.5%	4.2%
Agency RMBS
Interest-only	392,284	4.90	3.83	0.1%	5.7%
Agency CMBS
Project loans	86,572	101.44	91.46	4.0%	3.8%
Interest-only	478,239	1.62	1.73	0.5%	8.2%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2024 and December 31, 2023 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$11,039	$70,539	$269,194	$293,088	$643,860
Subordinated	2,387	28,901	136,865	163,512	331,665
Interest-only	362	22,969	50,513	2,602	76,446
Agency RMBS
CMO	84,533	—	64,474	288,321	437,328
Interest-only	1,595	4,876	7,944	829	15,244
Agency CMBS
Project loans	—	—	—	43,658	43,658
Interest-only	997	4,222	—	1,846	7,065
Total fair value	$100,913	$131,507	$528,990	$793,856	$1,555,266
Amortized cost
Non-Agency RMBS
Senior	$3,484	$71,161	$207,792	$209,952	$492,389
Subordinated	2,185	25,238	138,400	179,193	345,016
Interest-only	18,703	47,635	85,013	4,478	155,829
Agency RMBS
CMO	84,771	—	64,493	288,753	438,017
Interest-only	1,696	9,010	8,162	800	19,668
Agency CMBS
Project loans	—	—	—	49,188	49,188
Interest-only	189	4,913	—	1,804	6,906
Total amortized cost	$111,029	$157,957	$503,859	$734,168	$1,507,013

	December 31, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$12,086	$100,330	$288,283	$275,429	$676,128
Subordinated	3,727	16,221	100,541	156,414	276,903
Interest-only	269	24,858	62,934	2,714	90,775
Agency RMBS
Interest-only	15,023	—	—	—	15,023
Agency CMBS
Project loans	7,797	—	—	71,382	79,179
Interest-only	614	7,668	—	—	8,282
Total fair value	$39,516	$149,077	$451,758	$505,939	$1,146,290
Amortized cost
Non-Agency RMBS
Senior	$4,072	$95,442	$202,295	$203,824	$505,633
Subordinated	2,301	12,672	104,432	181,006	300,411
Interest-only	9,527	46,578	98,632	3,134	157,871
Agency RMBS
Interest-only	19,238	—	—	—	19,238
Agency CMBS
Project loans	7,820	—	—	80,000	87,820
Interest-only	775	6,991	—	—	7,766
Total amortized cost	$43,733	$161,683	$405,359	$467,964	$1,078,739

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at June 30, 2024 and December 31, 2023. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

June 30, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.5%	1.4%	2.5%	1.3%	3.0%	0.6%	12.3%

December 31, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.4%	2.6%	1.3%	3.0%	0.5%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
Weighted average maturity (years)		18.7		19.5
Weighted average amortized loan to value (1)		56.6%		57.1%
Weighted average FICO (2)		707		707
Weighted average loan balance (in thousands)		$249		$252
Weighted average percentage owner-occupied		67.8%		84.5%
Weighted average percentage single family residence		61.0%		61.4%
Weighted average current credit enhancement		1.2%		1.3%
Weighted average geographic concentration of top four states	CA	33.2%	CA	33.1%
	NY	11.7%	NY	11.6%
	FL	7.5%	FL	7.6%
	NJ	4.8%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2024 and December 31, 2023.

Origination Year	June 30, 2024	December 31, 2023
2003 and prior	1.0%	1.2%
2004	0.7%	0.8%
2005	7.5%	8.2%
2006	41.2%	43.3%
2007	30.8%	32.5%
2008 and later	18.8%	14.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2024, and 2023 are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$—	$—	$—	$—
Agency RMBS	—	—	—	—
Agency CMBS	—	113,172	34,672	280,848

Gross realized gains:
Non-Agency RMBS	—	—	—	—
Agency RMBS	—	—	—	—
Agency CMBS	—	—	—	—
Gross realized losses:
Non-Agency RMBS	—	—	—	—
Agency RMBS	—		—
Agency CMBS	—	(21,758)	(3,750)	(27,022)
Net realized gain (loss)	$—	$(21,758)	$(3,750)	$(27,022)

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

At June 30, 2024 and December 31, 2023, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.6 billion and $11.8 billion as of June 30, 2024 and December 31, 2023, respectively. The total unpaid principal balance of the Company's Loans held for investment was $11.8 billion and $12.0 billion as of June 30, 2024 and December 31, 2023, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2024 and December 31, 2023:

	For the Six Months Ended	For the Year Ended
	June 30, 2024	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$11,397,046	$11,359,236
Purchases	460,573	1,421,537
Principal paydowns	(629,612)	(1,417,787)
Sales and settlements	(78,584)	(246)
Net periodic accretion (amortization)	(34,396)	(51,005)
Change in fair value	117,948	85,311
Balance, end of period	$11,232,975	$11,397,046

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended June 30, 2024 and year ended December 31, 2023.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2024	December 31, 2023 (1)
2002 and prior	5.0%	5.5%
2003	4.5%	4.8%
2004	8.3%	9.0%
2005	14.3%	15.3%
2006	18.1%	19.2%
2007	20.9%	20.9%
2008	6.8%	6.5%
2009	1.7%	1.5%
2010 and later	20.4%	17.3%
Total	100.0%	100.0%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023 which was purchased prior to the     reporting date, but not settled as of the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023 (1)
Number of loans		109,132		112,572
Weighted average maturity (years)		20.8		21.0
Weighted average loan to value (2)		79.0%		79.0%
Weighted average FICO		666		665
Weighted average loan balance (in thousands)		$108		$106
Weighted average percentage owner occupied		85.4%		86.0%
Weighted average percentage single family residence		77.5%		78.4%
Weighted average geographic concentration of top five states	CA	14.9%	CA	14.7%
	FL	8.8%	FL	8.8%
	NY	8.7%	NY	8.6%
	PA	4.4%	PA	4.5%
	NJ	4.3%	VA	4.3%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023 which was purchased prior to the reporting date, but not settled as of the reporting date.
(2) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at June 30, 2024 and December 31, 2023, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
June 30, 2024	$681,701	$199,192	$336,911	$181,025	$281,771	$31,448	$1,712,048	$11,796,933
% of Unpaid Principal Balance	5.8%	1.7%	2.9%	1.5%	2.4%	0.3%	14.6%

December 31, 2023	$763,581	$235,169	$337,928	$181,410	$346,396	$29,416	$1,893,900	$11,876,358
% of Unpaid Principal Balance	6.4%	2.0%	2.8%	1.5%	2.9%	0.2%	15.8%

The fair value of residential mortgage loans 90 days or more past due was $604 million and $645 million as of June 30, 2024 and December 31, 2023, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At June 30, 2024, three investment holdings with internally developed fair values of $13 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $2 million higher than the third-party prices provided of $11 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2024 in excess of the thresholds for the period. At December 31, 2023, one investment holding with an internally developed fair value of $6 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $1 million higher, in the aggregate, than the third-party prices provided of $5 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the thresholds for the period.

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

At June 30, 2024, there were no loan pricing differences in excess of the predetermined thresholds between the model generated prices and independent third-party prices. At December 31, 2023, one loan pool with an internally developed fair value of $109 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $7 million higher than the third-party price provided of $102 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $137 million and $272 million as of June 30, 2024 and December 31, 2023, respectively.

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

At June 30, 2024, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $1 million higher on a net basis than the third-party price provided of $2 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed price. No other differences were noted at June 30, 2024 in excess of the threshold for the period. At December 31, 2023, four securitized debt collateralized by Loans held for investment positions with an internally developed fair value of $247 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $9 million lower on a net basis than the third-party prices provided of $256 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed prices. No other pricing differences were noted at December 31, 2023 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of June 30, 2024 and December 31, 2023, respectively:

	June 30, 2024		December 31, 2023
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$14,958	$13,476	$15,820	$14,321
Subordinated	446,230	225,837	409,043	171,633
Interest-only	2,756,508	76,446	2,874,680	90,775
Agency RMBS
CMO	438,082	437,328	—	—
Interest-only	387,105	15,244	392,284	15,023
Agency CMBS
Project loans	40,898	36,014	78,752	71,383
Interest-only	471,729	7,065	478,239	8,282
Loans held for investment, at fair value	11,796,933	11,232,975	12,028,480	11,397,046
Liabilities:
Secured Financing Agreements, at fair value	353,490	333,103	362,215	350,238
Securitized debt at fair value, collateralized by Loans held for investment	7,822,081	7,078,991	8,389,563	7,601,881

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statement of Operations for the quarters and six months ended June 30, 2024 and 2023:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$(210)	$181	$(13)	$218
Subordinated	4,419	(3,471)	7,723	(2,533)
Interest-only	(3,633)	(12,777)	(12,288)	(1,133)
Agency RMBS
CMO	(689)	—	(689)	—
Interest-only	199	(2,195)	(209)	(2,410)
Agency CMBS
Project loans	38	(2,054)	3,112	4,826
Interest-only	98	14,033	(357)	13,977
Loans held for investment, at fair value	43,921	(39,592)	117,947	74,546
Liabilities:
Secured Financing Agreements, at fair value	1,386	10,286	8,410	12,446
Securitized debt at fair value, collateralized by Loans held for investment	(34,298)	42,543	(35,641)	(28,391)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2024 and December 31, 2023 are presented below.

	June 30, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,051,971	$—	$1,051,971
Agency MBS, at fair value	—	503,295	—	—	503,295
Loans held for investment, at fair value	—	136,513	11,096,462	—	11,232,975
Derivatives, at fair value	—	24,049	—	(19,177)	4,872

Liabilities:
Secured Financing Agreement, at fair value	—	333,103	—	—	333,103
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,078,991	—	7,078,991
Derivatives, at fair value	2,605	—	—	(2,605)	—

	December 31, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,043,806	$—	$1,043,806
Agency MBS, at fair value	—	102,484	—	—	102,484
Loans held for investment, at fair value	—	271,994	11,125,052	—	11,397,046
Derivatives, at fair value	—	18,817	—	(18,817)	—

Liabilities:
Secured Financing Agreement, at fair value	—	350,238	—	—	350,238
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,601,881	—	7,601,881
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2024 and December 31, 2023.

Fair Value Level 3 Rollforward - Assets
	For the Six Months Ended		For the Year Ended
	June 30, 2024		December 31, 2023
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,043,806	$11,125,052	$1,147,481	$11,154,600
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Purchases of assets	49,753	458,136	5,669	1,183,663
Principal payments	(37,476)	(567,433)	(83,730)	(1,247,364)
Sales and Settlements	—	(2,838)	—	2,166
Net accretion (amortization)	17,043	(34,047)	38,789	(52,595)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(5,032)	—	(11,371)	—
Realized gains (losses) on sales and settlements	—	—	13	—
Net unrealized gains (losses) included in income	(4,578)	117,592	(6,561)	84,582
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(11,545)	—	(46,484)	—
Ending balance Level 3	$1,051,971	$11,096,462	$1,043,806	$11,125,052

Fair Value Level 3 Rollforward - Liabilities
	For the Six Months Ended	For the Year Ended
	June 30, 2024	December 31, 2023
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,601,881	$7,100,742
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	—	2,186,058
Principal payments	(567,445)	(1,222,593)
Sales and Settlements	—	(544,693)
Net (accretion) amortization	8,914	20,309
(Gains) losses included in net income	—	—
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	—	(6,348)
Net unrealized (gains) losses included in income	35,641	68,406
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,078,991	$7,601,881

There were no transfers in or out from Level 3 during the six months ended June 30, 2024 and the year ended December 31, 2023, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2024 and December 31, 2023 follows. The weighted average discount rates are based on fair value.

	June 30, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6%-10%	6.6%	6%-25%	6.5%	0%-16%	1.2%	26%-79%	31.3%
Subordinated	0%-13%	7.8%	5%-12%	6.8%	0%-4%	0.5%	10%-50%	33.1%
Interest-only	0%-100%	11.7%	5%-20%	7.1%	0%-7%	0.8%	0%-85%	29.9%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -10%	6.6%	1% -20%	6.4%	0% -12%	1.4%	26% -77%	32.8%
Subordinated	0% -13%	7.5%	5% -25%	6.6%	0% -5%	0.5%	10% -50%	34.8%
Interest-only	0% -100%	12.0%	4% -25%	6.8%	0% -7%	0.9%	0% -82%	30.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of June 30, 2024 and December 31, 2023 follows:

	June 30, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-9%	6.5%	6%-15%	7.5%	0%-5%	0.7%	20%-55%	38.4%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-9%	6.5%	6%-15%	7.9%	0%-6%	0.8%	0%-55%	40.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of June 30, 2024 and December 31, 2023, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of June 30, 2024 and December 31, 2023 follows:

	June 30, 2024	December 31, 2023
Factor:
Coupon
Base Rate	6.3%	6.4%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	666	664

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	79%	79%

Loan Characteristics:
Occupancy
Owner Occupied	87%	86%
Investor	8%	9%
Secondary	5%	5%
Property Type
Single family	78%	79%
Manufactured housing	3%	3%
Multi-family/mixed use/other	19%	18%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

	June 30, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$60,600	$60,600
Secured financing agreements	2	2,366,196	2,396,539
Securitized debt, collateralized by Non-Agency RMBS	3	72,121	50,016
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$45,053	$45,053
Secured financing agreements	2	2,081,877	2,111,855
Securitized debt, collateralized by Non-Agency RMBS	3	75,012	50,430
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

At June 30, 2024 and December 31, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At June 30, 2024 and December 31, 2023, the Company has $887 million and $924 million, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At June 30, 2024 and December 31, 2023, the Company has $528 million and $546 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At June 30, 2024 and December 31, 2023, we pledged $9 million and $23 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At June 30, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.2%, Agency CMBS was 5.3% and Non-Agency RMBS and Loans held for investment was 26.1%. At December 31, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of June 30, 2024.

At June 30, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 235 days. The amount at risk with Nomura was $472 million. At December 31, 2023, the Company had amounts at risk with Nomura of 17% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of June 30, 2024 and December 31, 2023 were:

	June 30, 2024	December 31, 2023
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$376,330	$—
Agency CMBS (in thousands)	36,128	68,502
Non-Agency RMBS and Loans held for investment (in thousands)	2,307,228	2,375,589
Total:	$2,719,686	$2,444,091

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$396,967	$—
Agency CMBS (in thousands)	38,150	74,345
Non-Agency RMBS and Loans held for investment (in thousands)	3,445,704	3,465,071
Total:	$3,880,821	$3,539,416

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$376,644	$1,551
Agency CMBS (in thousands)	41,028	139,746
Non-Agency RMBS and Loans held for investment (in thousands)	2,355,403	2,695,017
Total:	$2,773,075	$2,836,314

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	5.61%	N/A
Agency CMBS	5.48%	5.60%
Non-Agency RMBS and Loans held for investment	7.52%	7.56%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	17 Days	N/A
Agency CMBS	18 Days	32 Days
Non-Agency RMBS and Loans held for investment	351 Days	418 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	41 Days	N/A
Agency CMBS	36 Days	86 Days
Non-Agency RMBS and Loans held for investment	377 Days	445 Days

At June 30, 2024 and December 31, 2023, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	June 30, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$612,741	6.32%	5.46% - 8.19%	$272,490	7.35%	6.30% - 8.22%
30 to 59 days	159,668	7.09%	5.48% - 7.82%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	424,549	6.71%	5.74% - 7.65%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	49,574	7.30%	6.49% - 7.65%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	93,370	7.08%	6.73% - 7.68%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	782,989	8.87%	6.59% - 12.50%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	243,305	8.35%	8.35% - 8.35%	808,601	9.36%	8.36% - 12.50%
2 to 3 years	—	—%	N/A	—	—%	N/A
Greater than 3 years	353,490	5.08%	5.08% - 7.09%	362,215	5.11%	5.10% - 7.15%
Total	$2,719,686	7.22%		$2,444,091	7.51%

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2024 and December 31, 2023 was $353 million and $362 million, respectively. The fair value of collateral pledged was $394 million and $401 million as of June 30, 2024 and December 31, 2023, respectively. The Company carries this secured financing instrument at fair value of $333 million and $350 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At June 30, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At June 30, 2024, the maturity on the secured financing agreements at fair value was four years.

The Company recognized losses on extinguishment of debt of $2 million for the year ended December 31, 2023, related to early termination of certain of its secured financing agreements. There were no such losses on extinguishment of debt for the quarter and six months ended June 30, 2024.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million, respectively. At June 30, 2024 and December 31, 2023, the debt carried a weighted average coupon of 6.7%. As of June 30, 2024, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and six months ended June 30, 2024 and 2023.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$22	$251
One to Three Years	123	326
Three to Five Years	—	—
Greater Than Five Years	14	67
Total	$159	$644

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.8 billion and $8.4 billion, respectively. At June 30, 2024 and December 31, 2023, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.4%. As of June 30, 2024, the maturities of the debt range between the years 2029 and 2067.

During the quarter and six months ended June 30, 2024, the Company did not acquire any securitized debt collateralized by Loans held for investment. During the quarter ended June 30, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $212 million for $208 million. This transaction resulted in net gain on extinguishment of debt of $4 million. During the six months ended June 30, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at June 30, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$1,310,767	$1,405,503
One to Three Years	2,144,640	2,302,421
Three to Five Years	1,959,526	1,738,678
Greater Than Five Years	2,406,412	2,942,234
Total	$7,821,345	$8,388,836

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of June 30, 2024, excluding any debt issued by the Company where the Company only has a clean-up call.

June 30, 2024
(dollars in thousands)
Year	Principal
Currently callable	$2,438,806
2024	271,096
2025	2,525,452
2026	551,264
2027	842,086
2028	610,824
Total	$7,239,528

8. Long Term Debt
Senior Notes

On May 22, 2024, the Company completed its registered underwritten public offering of $65 million aggregate principal amount of 9.00% senior notes due 2029 (the “Senior Notes,” and the “Note Offering”). The Notes were issued at 100% of the principal amount, bear interest at a rate equal to 9.00% per year, payable in cash on a quarterly basis, and are expected to mature on May 15, 2029. After deducting the underwriting discount and other debt issuance costs, the Company received approximately $62 million.

At June 30, 2024, the outstanding principal amount of these notes was $65 million and the accrued interest payable on this debt was $1 million. At June 30, 2024, the unamortized deferred debt issuance cost was $2.6 million, and the net interest expense was $691 thousand. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter and six months ended June 30, 2024, the Company did not securitize any residential mortgage loans.
During the quarter and six months ended June 30, 2023, the Company consolidated approximately $1.4 billion and $2.6 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$238,928	$248,993
Loans held for investment, at fair value	9,727,720	10,184,538
Accrued interest receivable	51,838	52,712
Other assets	18,068	15,597
Total Assets:	$10,036,554	$10,501,840

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$72,121	$75,012
Securitized debt at fair value, collateralized by Loans held for investment	7,407,993	7,248,768
Accrued interest payable	23,471	23,310
Other liabilities	1,880	2,019
Total Liabilities:	$7,505,465	$7,349,109
(1) June 30, 2024 and December 31, 2023 balances includes allowance for credit losses of $9 million and $6 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter Ended
	June 30, 2024	June 30, 2023
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$144,027	$149,674
Interest expense, Non-recourse liabilities of VIEs	69,692	72,624
Net interest income	$74,335	$77,051

Increase (decrease) in provision for credit losses	$1,784	$531

Servicing fees	$6,567	$7,336

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$290,943	$289,576
Interest expense, Non-recourse liabilities of VIEs	142,815	132,776
Net interest income	$148,128	$156,800

Increase (decrease) in provision for credit losses	$2,734	$1,959

Servicing fees	$12,827	$14,204

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

The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2024, ranged from less than $1 million to $21 million with an aggregate amount of $813 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2023, ranged from less than $1 million to $20 million, with an aggregate amount of $795 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $801 million and $772 million and at June 30, 2024 and December 31, 2023, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2024 was 3.56% and the weighted average receive rate was 5.33%. At June 30, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year. The weighted average pay rate on the Company’s interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The Company had a realized loss of $17 million related to the maturity of one swap during the quarter and six months ended June 30, 2024. The Company had no swap terminations during the quarter ended June 30, 2023. The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the six months ended June 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the quarter ended June 30, 2024, the Company exercised one swaption contract with a $500 million notional, and entered into a one-year swap with $500 million notional and a weighted average fixed pay rate of 3.76%. During the six months ended June 30, 2024, the Company exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

The Company entered into one swaption contract for a one-year forward starting swap with a notional of $500 million with 3.76% strike rate during the quarter ended June 30, 2023. During the six months ended June 30, 2023, the Company entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a 3.56% strike rate. The underlying swap terms will allow the Company to pay a fixed rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the six months ended 2023, the Company terminated its existing $1.0 billion notional swaption contract for a one-year forward starting swap. Additionally, the Company entered and terminated three new swaptions contracts with $2.3 billion notional during the six months ended June 30, 2023. The Company had net realized gains of $11 million on these swaption terminations.

During the quarter and six months ended June 30, 2024, the Company entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively. During the quarter ended June 30, 2023, the Company covered its 2,000 short 5-year and 1,250 short 2-year U.S. Treasury futures contracts with a notional of $200 million and $250 million, respectively, for a realized loss of $7 million. During the six months ended June 30, 2023, the Company entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which it subsequently covered and had no outstanding U.S. Treasury futures contract at June 30, 2023. The Company had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the six months ended June 30, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 15 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2024 and December 31, 2023.

		June 30, 2024
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,500,000	Derivatives, at fair value	$4,872	Derivatives, at fair value	$—
Swaptions	500,000	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	307,500	Derivatives, at fair value	—	Derivatives, at fair value	—
Total	$2,307,500		$4,872		$—

		December 31, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	1,500,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,500,000		$—		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters and six months ended June 30, 2024 and 2023, respectively, is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2024	June 30, 2023
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$15,801	$3,023
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(17,317)	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	6,971	4,159
Treasury futures	Net unrealized gains (losses) on derivatives	(2,605)	6,851
Treasury futures	Net realized gains (losses) on derivatives	—	(6,822)
Swaptions	Net unrealized gains (losses) on derivatives	(1,241)	8,120
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$1,609	$15,331

		Net gains (losses) on derivatives for the six months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2024	June 30, 2023
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$19,480	$10,931
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(17,317)	(45,226)
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	12,448	6,977
Treasury futures	Net unrealized gains (losses) on derivatives	(2,605)	—
Treasury futures	Net realized gains (losses) on derivatives	—	(6,344)
Swaptions	Net unrealized gains (losses) on derivatives	269	(1,488)
Swaptions	Net realized gains (losses) on derivatives	—	10,613
Total		$12,275	$(24,537)

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

The Company declared dividends to Series B preferred stockholders of $9 million and $16 million, or $0.71 and $1.21 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

The Company declared dividends to Series D preferred stockholders of $6 million and $10 million, or $0.70 and $1.20 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

After June 30, 2023, all LIBOR tenors relevant to the Company ceased to be published or became no longer representative. The Company believes that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, the Company believes, given all of the information available to the Company to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum have automatically replaced, or will automatically replace, three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

The Company did not repurchase any of its common stock during the quarter and six months ended June 30, 2024. The Company repurchased 1.9 million shares of its common stock at an average price of $16.98 for a total of $33 million during the quarter and six months ended June 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of June 30, 2024.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters and six months ended June 30, 2024 and 2023. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of June 30, 2024.

On May 10, 2024, the Company's board of directors approved a 1-for-3 reverse stock split of its common stock. The reverse stock split was effective after the close of trading on May 21, 2024, and the shares of the Company's common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on May 22, 2024. As a result of the reverse stock split, every three shares of the Company’s common stock was converted into one share of common stock, reducing the number of issued and outstanding shares of the Company’s common stock from approximately 241 million to approximately 80 million and reducing the number of authorized shares from 500 million to approximately 167 million. No fractional shares were issued in connection with the reverse stock split. Each stockholder who was otherwise entitled to receive a fractional share of the Company’s common stock was entitled to receive a cash payment in lieu of a fractional share. The reverse stock split was not subject to stockholder approval and did not change the par value of the

Company's common stock. All common shares, outstanding options and per share amounts for all periods presented were retroactively adjusted to reflect the reverse stock split.

During the quarter and six months ended June 30, 2024, the Company declared dividends to common shareholders of $29 million and $56 million or $0.35 and $0.68 per share, respectively. During the quarter and six months ended June 30, 2023, the Company declared dividends to common shareholders of $42 million and $96 million or $0.54 and $1.23 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters and six months ended June 30, 2024 and 2023 are computed as follows:

	For the Quarters Ended
	June 30, 2024	June 30, 2023
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$33,913	$17,586
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$33,913	$17,586

Denominator:
Weighted average basic shares	81,334,509	77,209,380
Effect of dilutive securities	947,381	746,454
Weighted average dilutive shares	82,281,890	77,955,834

Net income (loss) per average share attributable to common stockholders - Basic	$0.42	$0.23
Net income (loss) per average share attributable to common stockholders - Diluted	$0.41	$0.23

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$144,930	$56,515
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$144,930	$56,515

Denominator:
Weighted average basic shares	81,326,944	77,270,123
Effect of dilutive securities	975,048	960,130
Weighted average dilutive shares	82,301,992	78,230,253

Net income (loss) per average share attributable to common stockholders - Basic	$1.78	$0.73
Net income (loss) per average share attributable to common stockholders - Diluted	$1.76	$0.72

There were no anti-dilutive shares as of quarter and six months ended June 30, 2024 and 2023.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2024 and 2023:

	June 30, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(11,566)	(11,566)
Amounts reclassified from AOCI	—	—
Net current period OCI	(11,566)	(11,566)
Balance as of June 30, 2024	$174,102	$174,102

	June 30, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(19,984)	(19,984)
Amounts reclassified from AOCI	1,313	1,313
Net current period OCI	(18,671)	(18,671)
Balance as of June 30, 2023	$210,674	$210,674

There were no amounts reclassified from AOCI during the quarter ended June 30, 2024. The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold during the six months ended June 30, 2023.

13. Equity Compensation, Employment Agreements and other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 6,666,667 shares of our common stock for the grant of awards under the Plan (adjusted on a retroactive basis to reflect the Company's 1-for-3-reverse stock split effected on May 21, 2024). The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of June 30, 2024, approximately 6 million shares were available for future grant under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At June 30, 2024 and December 31, 2023, there are approximately 269 thousand and 343 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At June 30, 2024 and December 31, 2023, there are approximately 472 thousand and 378 thousand dividend equivalent rights earned but not yet delivered, respectively.

Grants of Restricted Stock Units, or RSUs

During the quarters and six months ended June 30, 2024 and 2023, the Company granted RSU awards to senior management. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 61 thousand and 240 thousand RSU awards during the quarter and six months ended June 30, 2024 with a grant date fair value of $1 million and $4 million, respectively. The Company granted 56 thousand and 272 thousand RSU awards during the quarter and six months ended June 30, 2023 with a grant date fair value of $1 million and $5 million for the 2023 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the six months ended June 30, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the six months ended June 30, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. The Company did not grant any PSU awards during the quarters ended June 30, 2024 and 2023. For the six months ended June 30, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million. For the six months ended June 30, 2023, the Company granted 202 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock-based compensation expense of $2 million and $5 million for the quarter and six months ended June 30, 2024. The Company recognized stock-based compensation expense of $1 million and $5 million for the quarter and six months ended June 30, 2023.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarter and six months ended June 30, 2024 was $133 thousand and $283 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarters and six months ended June 30, 2023 was $123 thousand and $256 thousand, respectively.

14. Income Taxes

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

The Company recorded current income tax expense of $31 thousand and $39 thousand for the quarter and six months ended June 30, 2024, respectively. The Company recorded current income tax expense of $25 thousand and $26 thousand for the quarter and six months ended June 30, 2023, respectively.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,699,299)	$—	$(2,699,299)	$3,880,821	$9,208	$1,190,730
Interest Rate Swaps - Gross Assets	19,011	(14,139)	4,872	—	—	4,872
Treasury Futures - Gross Liabilities	(2,605)	2,605	—	—	4,341	4,341
Swaptions - Gross Assets	5,038	(5,038)	—	—	(12)	(12)
Total	$(2,677,855)	$(16,572)	$(2,694,427)	$3,880,821	$13,537	$1,199,931
(1) Included in other assets

	December 31, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,432,115)	$—	$(2,432,115)	$3,539,416	$22,930	$1,130,231
Interest Rate Swaps - Gross Assets	7,455	(7,455)	—	—	(11,306)	(11,306)
Swaptions - Gross Assets	11,362	(11,362)	—	—	(58)	(58)
Total	$(2,413,298)	$(18,817)	$(2,432,115)	$3,539,416	$11,566	$1,118,867
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

17. Subsequent Events

None.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 1 of this Quarterly Report on Form 10-Q. All per share amounts, common shares outstanding and restricted shares for all periods presented reflect our 1-for-3 reverse stock split, which was effective after the close of trading on May 21, 2024.

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; ABS refers to asset-backed securities; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

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

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, business purpose and investor loans, and other real estate-related assets. Our investments may be direct or indirect, including through one or more limited partnerships managed by a registered investment advisor. We may make other similar investments as well as invest in entities that originate or service mortgage loans. The mortgage-backed securities, or MBS, and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes. We use leverage to increase potential returns from our investments. Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency MBS. At June 30, 2024, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 4% of our investment portfolio was Agency MBS. At December 31, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS.

We use leverage to seek to increase our potential returns and to finance the acquisition of our assets. We expect to finance our investments using a variety of financing sources, including securitizations, warehouse facilities, repurchase agreements and the capital markets. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, swaptions, caps, options, and futures to reduce the effect of interest rate fluctuations related to our financing sources.

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

Business Update

The bond market experienced a sell-off early in the second quarter of 2024 as the outlook dimmed for the Federal Reserve to lower rates against a backdrop of stubbornly high inflation. However, by quarter-end, the bond market began to rally, as expectation of future inflation began to moderate and investors became more convinced that the Fed would begin to lower interest rates in September.

The 10-year Treasury yield started the quarter at 4.20%, rose to 4.70% by late April, and dropped back to 4.40% by the end of June while overnight funds and the 30-year mortgage commitment rate remained relatively unchanged.

Despite bond market volatility, equity markets remained resilient, with US equities performing well, driven by improved corporate earnings and favorable inflation data. For the near term, we believe that investors will most likely be focused on an increase in election-related uncertainties, with moderating economic growth, inflation and potential rate cuts setting a positive environment for corporate earnings and equity prices.

Against this market backdrop, we continued to remain active with our portfolio in the first half of 2024 as we deployed the proceeds from our recent debt and equity raises.

Capital raising activity: In May 2024, we issued $65 million of unsecured senior notes, bear interest at a rate equal to 9.00% per year, payable in cash on a quarterly basis due May 15, 2029. Net of underwriting fees, we received a total of $62 million in proceeds. These notes may be redeemed, in whole or in part, at any time, from time to time, at our option on or after May 15, 2026. While we continue to favor securitized debt as the best source of financing for our assets, the ability to issue unsecured debt helps us to further diversify our capital structure and provide long-term financing for our mortgage credit portfolio. Proceeds from the capital raise were invested in Agency CMO’s (noted below) that we expect to provide accretive returns to our shareholders.

Investments: We remained active during the quarter in purchasing assets. In early April, we purchased approximately $16 million in subordinated tranches of new issue mortgage securitizations backed by collateral that included reperforming mortgage loans and small balance commercial properties. These investments have an average coupon of 10.73% and were purchased at a discount to their par value. We expect to generate low double-digit returns on an unlevered basis.

Following our debt offering in May, we invested in $443 million floating rate Agency CMOs. This investment is meant to be a liquidity sleeve, as we intend to eventually deploy the proceeds into loans or non-Agency subordinate securities as they become available for our targeted returns. We kept our recourse leverage low on the Agency MBS investments, and we expect to generate low double digit returns to more than offset the coupon on our unsecured debt issuance.

We committed to purchase $486 million of reperforming loans at the end of May which settled directly into a securitization during the third quarter of 2024. We hedged the interest rate risk with $308 million short 5-year treasury future contracts to ensure certainty of net interest margin upon execution of the securitization.

In July, we sponsored CIM 2024-R1, a $468 million securitization of seasoned reperforming residential mortgage loans. Securities issued by CIM 2024-R1, with an aggregate balance of approximately $352 million, were sold in a private placement to institutional investors. These senior securities represented approximately 75% of the capital structure and we retained subordinate interests in securities with an aggregate balance of approximately $116 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans when their unpaid principal balance is less than or equal to 30% of the unpaid principal balance of the securitized mortgage loans. Our advance rate was 75% with a 5.7% weighted average cost of debt. This was our first RPL securitization for 2024.

Financing activity – Our secured financings increased by $315 million during the quarter, as we increased our repo borrowings on account of our purchases related to the Agency CMO investments.

Hedging activity – We exercised a $500 million swaption for a pay-fixed 1-year swap with a coupon of 3.76%, and $1.0 billion of pay-fixed 3.26% swap matured during the quarter. As of June 30, 2024, we maintained $1.5 billion open interest rate swap positions with a weighted average 3.56% pay-fixed interest rate maturing in the second quarter of 2025. We also have a long position in a $500 million swaption on a 1-year pay-fixed interest rate swap with a fixed rate of 3.45%. The swaption has a January 2025 expiry.

Market Conditions and our Strategy

During the second quarter, spreads tightened for most credit products, leading to positive performance for some of the riskier fixed income assets. U.S. High Yield securities were amongst the top performing assets in the fixed income market. Housing data showed slower gains, with existing home sales dropping due to low inventory and affordability issues.

Specific to securitized product spreads, the credit curve flattened modestly, with the bottom of the capital stack outperforming seniors, a continuing trend from the first quarter. RMBS issuance is running approximately 40% higher than the second half of last year. We believe the market will hold this pace for the remainder of 2024, primarily driven by Jumbo Prime, non-QMs, and HELOCs and closed end second liens.

Fannie Mae auctioned RPLs and NPLs totaling approximately $1.7 billion that were well received by the markets, resulting in further tightening of loan spreads. The market also saw several Structured Risk Transfer, or SRT, and Credit-linked Notes, or CLN, transactions come to the market as banks took alternative measures to satisfy capital requirements.

Our financing costs increased during the second quarter due to slightly higher leverage and moderately higher rates. We have managed our portfolio consistent with our belief that short-term interest rates will be higher for longer. We continue to seek opportunities to finance a portion of our retained notes from securitizations with long-term non-mark-to market facilities. To further manage interest rate risk, we are currently using financial derivatives such as interest rate swaps and swaptions to hedge against net interest margin compression.

In May 2024, our board of directors unanimously approved a 1-for-3 reverse stock split of our common stock with the objective of reducing our number of common shares outstanding to more closely align with the number of common shares outstanding for companies of a similar market capitalization. As a result of the reverse stock split, which became effective after the close of trading on May 21, 2024, the number of outstanding shares of our common stock reduced from approximately 241 million to approximately 80 million.

Cash management is critical to our business, and we monitor our ongoing needs for margin (including variable margin on our hedge portfolio and ongoing margin requirements of our secured financing arrangements that are subject to margin requirements), repurchase agreement maturities and operating needs on a daily basis. Over time, we expect to continue to acquire and securitize mortgage loans, as well as further implement our call optimization strategy on our securitizations. We are currently most focused on our NR deals for call optimization. With available funds, we plan to evaluate the merits of any new investments, as well as other uses of capital, such as repurchasing outstanding common and preferred stock or reducing higher cost liabilities as they mature.

For the second quarter 2024, our book value per common share decreased to $21.27 as of June 30, 2024, as compared to $21.32 as of March 31, 2024. Our Economic Return (as measured by the change in book value per common share plus common stock dividend) was 1.4% for the second quarter of 2024. We declared a $0.35 dividend per common share for the second quarter of 2024, a 6% increase from the most recent dividend declared in the first quarter of 2024.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended June 30, 2024, March 31, 2024, and the six months ended June 30, 2024 and June 30, 2023.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Six Months Ended
	June 30, 2024	March 31, 2024	QoQ Change	June 30, 2024	June 30, 2023	YoY Change
Net interest income:
Interest income (1)	$186,717	$186,574	$143	$373,291	$386,109	$(12,818)
Interest expense (2)	119,422	121,468	(2,046)	240,889	250,796	(9,907)
Net interest income	67,295	65,106	2,189	132,402	135,313	(2,911)

Increase (decrease) in provision for credit losses	3,684	1,347	2,337	5,032	5,824	(792)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	11,955	5,189	6,766	17,144	9,443	7,701
Realized gains (losses) on derivatives	(17,317)	—	(17,317)	(17,317)	(40,957)	23,640
Periodic interest cost of swaps, net	6,971	5,476	6,972	12,448	6,977	5,471
Net gains (losses) on derivatives	1,609	10,665	(9,056)	12,275	(24,537)	36,812
Net unrealized gains (losses) on financial instruments at fair value	11,231	76,765	(65,534)	87,995	71,546	16,449
Net realized gains (losses) on sales of investments	—	(3,750)	3,750	(3,750)	(27,022)	23,272
Gains (losses) on extinguishment of debt	—	—	—	—	6,348	(6,348)
Other investment gains (losses)	1,001	4,686	(3,685)	5,687	(303)	5,990
Total other gains (losses)	13,841	88,366	(74,525)	102,207	26,032	76,175

Other expenses:
Compensation and benefits	7,011	9,213	(2,202)	16,226	18,168	(1,942)
General and administrative expenses	6,276	5,720	556	11,993	12,247	(254)
Servicing and asset manager fees	7,470	7,663	(193)	15,134	16,825	(1,691)
Transaction expenses	—	67	(67)	67	14,865	(14,798)
Total other expenses	20,757	22,663	(1,906)	43,420	62,105	(18,685)
Income (loss) before income taxes	56,695	129,462	(72,767)	186,157	93,416	92,741
Income taxes	31	8	23	39	26	13
Net income (loss)	$56,664	$129,454	$(72,790)	$186,118	$93,390	$92,728

Dividends on preferred stock	22,751	18,438	4,313	41,188	36,875	4,313

Net income (loss) available to common shareholders	$33,913	$111,016	$(77,103)	$144,930	$56,515	$88,415

Net income (loss) per share available to common shareholders:
Basic	$0.42	$1.37	$(0.95)	$1.78	$0.73	$1.05
Diluted	$0.41	$1.36	$(0.95)	$1.76	$0.72	$1.04

Weighted average number of common shares outstanding:
Basic	81,334,509	81,239,381	95,128	81,326,944	77,270,123	4,056,821
Diluted	82,281,890	81,718,214	563,676	82,301,992	78,230,253	4,071,739

Dividends declared per share of common stock	$0.35	$0.33	$0.02	$0.68	$1.23	$(0.55)
(1) Includes interest income of consolidated VIEs of $144,027 and $146,917 for the quarters ended June 30, 2024 and March 31, 2024, respectively, and $290,943 and $289,576 for the six months ended June 30, 2024 and 2023, respectively. See Note 9 for further discussion.

(2) Includes interest expense of consolidated VIEs of $69,692 and $73,123 for the quarters ended June 30, 2024 and March 31, 2024, respectively, and $142,815 and $132,776 for the six months ended June 30, 2024 and 2023, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended June 30, 2024, and March 31, 2024, and for the six months ended June 30, 2024 and June 30, 2023.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended June 30, 2024 compared to the Quarter ended March 31, 2024.

For the quarter ended June 30, 2024, our net income available to common shareholders was $34 million, or $0.42 per average basic common share, as compared to a net income of $111 million, or $1.37 per average basic common share for the quarter ended March 31, 2024. During the quarter ended June 30, 2024, we had net interest income of $67 million, unrealized gains on financial instruments at fair value of $11 million, and net gains on derivatives of $2 million, offset in part by operating expenses of $21 million and preferred stock dividend of $23 million.

The decline in net income available to common shareholders for the quarter ended June 30, 2024 as compared to March 31, 2024, was primarily driven by lower mark-to-market gains on our portfolio, lower net gains on derivatives, and an increase in our floating rate preferred stock dividends expense. During the quarter ended June 30, 2024, our unrealized gains on financial instruments at fair value decreased by $66 million, net gains on derivatives decreased by $9 million, and preferred stock dividend expense increased by $4 million, as compared to the quarter ended March 31, 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, our net income available to common shareholders was $145 million, or $1.78 per average basic common share, compared to a net income of $57 million, or $0.73 per average basic common share for the six months ended June 30, 2023. The increase in net income available to common shareholders for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 was primarily driven by an increase in net gains on derivatives of $37 million, a decrease in net losses on sales of investments of $23 million, an increase in unrealized gains on financial instruments at fair value of $16 million, and a decrease in deal expenses of $15 million.

Interest Income

Quarter ended June 30, 2024 compared to the Quarter ended March 31, 2024.

Interest income increased slightly by $143 thousand, or 0.1%, to $187 million for the quarter ended June 30, 2024, as compared to $187 million for the quarter ended March 31, 2024. This slight increase in our interest income during the quarter ended June 30, 2024 was primarily driven by the purchases of Agency CMO investments and an increase in our average interest earning assets as compared to the quarter ended March 31, 2024. Our average interest earning assets increased by $63 million to $12.7 billion during the quarter ended June 30, 2024 as compared to $12.7 billion for the quarter ended March 31, 2024, and the yields on our average interest earning assets increased slightly from 5.8% to 5.9%, driving the slight increase in the interest income. Our Agency RMBS interest income increased by $2 million primarily due to the purchases of Agency CMO investment. Non-Agency RMBS interest income increased by $2 million due to higher yields, which was offset in part by a decrease in our Loans held for investment interest income of $3 million driven by lower asset balances during the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest income decreased by $13 million, or 3%, to $373 million for the six months ended June 30, 2024, as compared to $386 million for the six months ended June 30, 2023. This decrease in our interest income during the six months ended June 30, 2024 was primarily driven by a decrease in our average interest earning assets as compared to the six months ended June 30, 2023. We reduced our Loans held for investments by $955 million, Agency CMBS positions by $176 million and Non-Agency RMBS positions by $16 million, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. However, during the six months ended June 30, 2024, the yields on our average interest earning assets increased by 20 basis points to 5.8%, as compared to 5.6% for the six months ended June 30, 2023, which partially offset the effects of lower interest earning asset balances.

Due to these changes in our portfolio, our interest income on Loans held for investment, Agency CMBS, and Non-Agency RMBS decreased by $10 million, $3 million, and $179 thousand, respectively, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was offset in part by an increase in interest income of $2 million on our Agency RMBS portfolio driven by our Agency CMO purchases during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Interest Expense

Quarter ended June 30, 2024 compared to the Quarter ended March 31, 2024.

Interest expense decreased by $2 million, or 2%, to $119 million for the quarter ended June 30, 2024 as compared to $121 million for the quarter ended March 31, 2024. The decrease in interest expense during the quarter ended June 30, 2024, was primarily driven by lower securitized debt balances and lower secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency CMBS balances. The interest expense on securitized debt decreased by $4 million as the average securitized debt balance decreased by $280 million during the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024. The interest expense on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency CMBS decreased by $2 million, $448 thousand, and $160 thousand, respectively, during the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024 due to lower balances on these secured financing agreements. This decrease was largely offset by an interest expense increase of $2 million in secured financing agreements collateralized by Agency RMBS driven by Agency CMO purchase financings, and long term debt interest expense increase of $691 thousand.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Interest expense decreased by $10 million, or 4%, to $241 million for the six months ended June 30, 2024, as compared to $251 million for the six months ended June 30, 2023.This decrease in interest expense for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, was primarily driven by our de-levering efforts, which included reducing our secured financing agreements and securitized debt. Our average secured financing agreements balance decreased by $278 million to $2.8 billion for the six months ended June 30, 2024 as compared to $3.1 billion for the six months ended June 30, 2023. As a result, our interest expenses on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency CMBS decreased by $13 million, $10 million, and $3 million, respectively, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was offset by an increase in interest expense on securitized debt of $9 million, as the average borrowing rates on our securitizations increased by 40 basis points, and an increase in interest expense of $2 million on our secured financing agreement collateralized by Agency RMBS driven by Agency CMO purchase financing, and long term debt interest expense increase of $691 thousand.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2024	$186,717	$119,422	$(6,971)	$112,451	$67,295	$6,971	$(1,872)	$72,394
For the Quarter Ended March 31, 2024	$186,574	$121,468	$(5,476)	$115,992	$65,106	$5,476	$(2,581)	$68,001
For the Quarter Ended December 31, 2023	$191,204	$126,553	$(5,296)	$121,257	$64,651	$5,296	$(1,651)	$68,296
For the Quarter Ended September 30, 2023	$195,591	$132,193	$(4,894)	$127,299	$63,398	$4,894	$(2,301)	$65,991
For the Quarter Ended June 30, 2023	$196,859	$131,181	$(4,159)	$127,022	$65,678	$4,159	$(2,884)	$66,953
(1) Primarily interest income on cash and cash equivalents

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	June 30, 2024			March 31, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$459,668	$2,719	6.2%	$19,363	$325	6.7%
Agency CMBS	50,383	598	4.7%	60,345	715	4.7%
Non-Agency RMBS	973,309	30,527	12.5%	961,903	28,935	12.0%
Loans held for investment	11,265,266	151,001	5.4%	11,643,716	154,018	5.3%
Total	$12,748,626	$184,845	5.9%	$12,685,327	$183,993	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$376,644	$1,858	5.6%	$—	$—	—%
Agency CMBS	36,275	501	5.5%	44,632	661	5.9%
Non-Agency RMBS	657,235	11,288	6.9%	681,101	11,736	6.9%
Loans held for investment	1,679,210	26,170	6.2%	1,696,221	28,106	6.6%
Securitized debt	7,926,792	71,943	3.6%	8,207,251	75,489	3.7%
Long term debt (3)	65,000	691	9.8%	—	—	—%
Total	$10,741,156	$112,451	4.2%	$10,629,205	$115,992	4.4%

Economic net interest income/net interest rate spread		$72,394	1.7%		$68,001	1.4%

Net interest-earning assets/net interest margin	$2,007,470		2.3%	$2,056,122		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$459,554	$3,044	6.3%	$18,754	$627	6.7%
Agency CMBS	56,059	1,313	4.7%	232,767	4,685	4.0%
Non-Agency RMBS	967,723	59,462	12.3%	983,826	59,641	12.1%
Loans held for investment	11,457,259	305,019	5.3%	12,412,561	315,238	5.1%
Total	$12,940,595	$368,838	5.8%	$13,647,907	$380,191	5.6%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$376,644	$1,858	5.6%	$2,881	$79	5.5%
Agency CMBS	41,028	1,162	5.7%	190,448	4,607	4.8%
Non-Agency RMBS	669,251	23,024	6.9%	763,822	33,501	8.8%
Loans held for investment	1,686,151	54,276	6.4%	2,094,300	67,491	6.4%
Securitized debt	8,066,197	147,432	3.7%	8,327,358	138,141	3.3%
Long term debt (3)	65,000	691	9.8%	—	—	—%
Total	$10,904,271	$228,442	4.2%	$11,378,809	$243,818	4.3%

Economic net interest income/net interest rate spread		$140,396	1.6%		$136,373	1.3%

Net interest-earning assets/net interest margin	$2,036,324		2.2%	$2,269,099		2.0%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.20

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period

Economic Net Interest Income and the Average Earning Assets

Quarter ended June 30, 2024 compared to the Quarter ended March 31, 2024.

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $4 million to $72 million for the quarter ended June 30, 2024 from $68 million for the quarter ended March 31, 2024. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 30 basis points for the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024, primarily driven by a lower interest expense on securitized debt due to lower outstanding debt balance. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 20 basis points to 2.3% for the quarter ended June 30, 2024 compared to 2.1% for the quarter ended March 31, 2024. Our Average net interest-earning assets decreased by $49 million to $2.0 billion for the quarter ended June 30, 2024, compared to $2.1 billion for the quarter ended March 31, 2024.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023.

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $4 million to $140 million for the six months ended June 30, 2024 from $136 million for the six months ended June 30, 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 27 basis points for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, primarily driven by lower secured financing agreement interest expense. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 20 basis points for the six months ended June 30, 2024, as compared to the same period of 2023. Our Average net interest-earning assets decreased by $233 million to $2.0 billion for the six months ended June 30, 2024, compared to $2.3 billion for the same period of 2023.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2024	$10,741,156	$112,451	4.24%	5.33%	5.33%	0.00%
For the Quarter Ended March 31, 2024	$10,629,205	$115,992	4.37%	5.33%	5.32%	0.01%
For the Quarter Ended December 31, 2023	$10,969,602	$121,257	4.42%	5.34%	5.38%	(0.04)%
For the Quarter Ended September 30, 2023	$11,329,002	$127,299	4.49%	5.30%	5.37%	(0.07)%
For the Quarter Ended June 30, 2023	$11,517,226	$127,022	4.41%	5.04%	5.13%	(0.09)%

Average interest-bearing liabilities increased by $112 million for the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024. Economic interest expense decreased by $4 million for the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024 driven by the decrease in average interest-bearing liabilities.

Average interest-bearing liabilities decreased by $475 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Economic interest expense decreased by $15 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended June 30, 2024, we recorded an increase in provision for credit losses of $4 million, as compared to an increase in provision of credit losses of $1 million for the quarter ended March 31, 2024. For the six months ended June 30, 2024, we recorded an increase in provision for credit losses of $5 million, as compared to an increase in provision of credit losses of $6 million for the six months ended June 30, 2023.

The increase in provision for credit losses for the quarter and six months ended June 30, 2024 as compared to the quarter ended March 31, 2024, and six months ended June 30, 2023, is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.

	For the Quarter Ended
	June 30, 2024	March 31, 2024
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$6,971	$5,476
Realized gains (losses) on derivative instruments, net:
Swaps	(17,317)	—
Treasury futures	—	—
Swaptions	—	—
Total realized gains (losses) on derivative instruments, net	(17,317)	—
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	15,801	3,679
Treasury futures	(2,605)	—
Swaptions	(1,241)	1,510
Total unrealized gains (losses) on derivative instruments, net:	11,955	5,189
Total gains (losses) on derivative instruments, net	$1,609	$10,665

	For the Six Months Ended
	June 30, 2024	June 30, 2023
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$12,448	$6,977
Realized gains (losses) on derivative instruments, net:
Swaps	(17,317)	(45,226)
Treasury futures	—	(6,344)
Swaptions	—	10,613
Total realized gains (losses) on derivative instruments, net	(17,317)	(40,957)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	19,480	10,931
Treasury futures	(2,605)	—
Swaptions	269	(1,488)
Total unrealized gains (losses) on derivative instruments, net:	17,144	9,444
Total gains (losses) on derivative instruments, net	$12,275	$(24,537)

During the quarters ended June 30, 2024 and March 31, 2024, we recognized total net gains on derivatives of $2 million and $11 million, respectively. During the six months ended June 30, 2024 and June 30, 2023, we recognized total net gains on derivatives of $12 million and net losses on derivatives of $25 million, respectively.

Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swap at June 30, 2024 was 3.56% and the weighted average receive rate was 5.33%. At June 30, 2024, the weighted average maturity on our interest rate swaps was less than one year. The weighted average pay rate on our interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on our interest rate swaps was less than one year.

We had a realized loss of $17 million related to the maturity of one swap during the quarter and six months ended June 30, 2024. We had no swap terminations during the quarter ended June 30, 2023. We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the six months ended June 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the quarter ended June 30, 2024, we exercised one swaption contract with a $500 million notional, and entered into a one-year swap with $500 million notional and a weighted average fixed pay rate of $3.76%. During the six months ended June 30, 2024, we exercised three swaption contracts, each with $500 million notional and entered into three one-year swaps, each with $500 million notional, and a weighted average fixed pay rate of 3.56%. We entered into one swaption contract for one-year forward starting swap with a notional of $500 million with 3.76% strike rate during the quarter ended June 30, 2023.

During the six months ended June 30, 2023, we entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with 3.56% strike rate. The underlying swap terms will allow us to pay a fixed rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the six months ended 2023 we terminated our existing $1.0 billion notional swaption contract for a one-year forward starting swap. Additionally, we entered and terminated three new swaptions contracts with $2.3 billion notional during the six months ended June 30, 2023. We had net realized gains of $11 million on these swaption terminations.

During the quarter and six months ended June 30, 2024, we entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively. During the quarter ended June 30, 2023, we covered our 2,000 short 5-year and 1,250 short 2-year U.S. Treasury futures contracts with a notional of $200 million and $250 million, respectively, for a realized loss of $7 million. During the six months ended June 30, 2023, we entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which we subsequently covered and had no outstanding U.S. Treasury futures contract at June 30, 2023. We had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the six months ended June 30, 2023 for a realized loss of $187 thousand.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

As discussed earlier the residential credit spread tightening during the quarter and six months ended June 30, 2024, as compared to the previous periods resulted in an increase in market value of our investments. We recorded Net unrealized gains on financial instruments at fair value of $11 million and $77 million for the quarters ended June 30, 2024 and March 31, 2024, respectively. We recorded Net unrealized gains on financial instruments at fair value of $88 million and $72 million for the six months ended June 30, 2024 and June 30, 2023, respectively.

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

During the quarter ended June 30, 2024, we did not have sales of investments and during March 31, 2024, we sold some of our Agency CMBS investments as part of our portfolio optimization efforts and realized a loss of $4 million. During the six months ended June 30, 2024, and June 30, 2023, we recorded a realized loss of $4 million and $27 million, respectively, as we sold some of our Agency CMBS investments.

Gain and Loss on Extinguishment of Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended June 30, 2024 and March 31, 2024, and six months ended June 30, 2024 and June 30, 2023.

We did not acquire any securitized debt collateralized by loans held for investment during the six months ended June 30, 2024.
During the six months ended June 30, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million.

Long Term Debt Expense

During the second quarter of 2024, we issued $65 million aggregate principal amount of 9.00% unsecured senior notes due 2029 that pays quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $62 million. At June 30, 2024, the outstanding principal amount of these notes was $65 million and the accrued interest payable on this debt was $1 million. At June 30, 2024, the unamortized deferred debt issuance cost was $2.6 million, and the net interest expense was $691 thousand.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2024	$13,287	0.41%	2.01%
For the Quarter Ended March 31, 2024	$15,000	0.47%	2.31%
For the Quarter Ended December 31, 2023	$13,144	0.41%	2.08%
For the Quarter Ended September 30, 2023	$12,641	0.38%	1.99%
For the Quarter Ended June 30, 2023	$22,604	0.65%	3.46%

The Compensation and benefits costs were approximately $7 million and $9 million for the quarters ended June 30, 2024, and March 31, 2024, respectively. The Compensation and benefits costs were approximately $16 million and $18 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease in Compensation and benefits costs were primarily driven by lower severance expense and performance based compensation costs.

The general and administrative expenses were approximately $6 million and $6 million for the quarters ended June 30, 2024, and March 31, 2024, respectively, and remained unchanged. The general and administrative expenses were approximately $12 million and $12 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and remained unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We did not incur any transaction expenses in relation to securitizations during the quarter ended June 30, 2024. We incurred transaction expenses in relation to securitizations of $67 thousand for the quarter ended March 31, 2024. The transactions expenses were approximately $67 thousand and $15 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease in transaction expenses for the six months ended June 30, 2024 compared to respective prior periods was driven by lower call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses decreased slightly to $7 million from $8 million for the quarters ended June 30, 2024, and March 31, 2024, respectively. The servicing fees and asset manager expenses were $15 million and $17 million for the six months ended June 30, 2024 and June 30, 2023, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Quarters Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$33,913	$111,016	$12,104	$(16,268)	$17,586
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(11,231)	(76,765)	(6,815)	43,988	(6,954)
Net realized (gains) losses on sales of investments	—	3,750	3,752	460	21,758
(Gains) losses on extinguishment of debt	—	—	2,473	—	(4,039)
Increase (decrease) in provision for credit losses	3,684	1,347	2,330	3,217	2,762
Net unrealized (gains) losses on derivatives	(11,955)	(5,189)	15,871	(17)	(17,994)
Realized (gains) losses on derivatives	17,317	—	—	—	6,822
Transaction expenses	—	67	425	90	8,456
Stock Compensation expense for retirement eligible awards	(419)	1,024	(391)	(392)	(388)
Other investment (gains) losses	(1,001)	(4,686)	986	(2,381)	421
Earnings available for distribution	$30,308	$30,564	$30,735	$28,697	$28,430

GAAP net income (loss) per diluted common share	$0.41	$1.36	$0.16	$(0.21)	$0.23
Earnings available for distribution per adjusted diluted common share	$0.37	$0.37	$0.40	$0.38	$0.36

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Weighted average diluted shares - GAAP	82,281,890	81,718,214	77,443,108	75,578,214	77,955,834
Potentially dilutive shares (1)	—	—	—	665,849	—
Adjusted weighted average diluted shares - Earnings available for distribution	82,281,890	81,718,214	77,443,108	76,244,063	77,955,834
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended September 30, 2023.

Our Earnings available for distribution for the quarter ended June 30, 2024 were $30 million, or $0.37 per average diluted common share, and remained relatively unchanged as compared to $31 million, or $0.37 per average diluted common share for the quarter ended March 31, 2024.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2024	8.57%	11.06%	7.08%
For the Quarter Ended March 31, 2024	19.90%	10.45%	7.31%
For the Quarter Ended December 31, 2023	4.84%	10.81%	7.70%
For the Quarter Ended September 30, 2023	0.34%	10.40%	7.14%
For the Quarter Ended March 31, 2023	5.51%	10.24%	6.75%
Return on average equity decreased to 8.57% for the quarter ended June 30, 2024, as compared to 19.90% for the quarter ended March 31, 2024. This decrease is driven primarily by lower mark to market gains during the quarter ended June 30, 2024, as compared to the quarter ended March 31, 2024. Economic net interest income as a percentage of average equity increased by 61 basis points for the quarter ended June 30, 2024 as compared to the quarter ended March 31, 2024. Earnings available for distribution as a percentage of average common equity decreased by 23 basis points for the quarter ended June 30, 2024 as compared to the quarter ended March 31, 2024. This decrease in Earnings available for distribution as a percentage of average common equity for the quarter ended June 30, 2024 as compared to the quarter ended March 31, 2024, was primarily driven by an increase in floating rate preferred dividend expense.

Financial Condition

Portfolio Review

During the six months ended June 30, 2024, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the six months ended June 30, 2024, on an aggregate basis, we purchased $572 million of investments, sold $35 million of investments, and received $672 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2024 and December 31, 2023.

	June 30, 2024	December 31, 2023
Interest earning assets at period-end (1)	$12,788,241	$12,543,336
Interest bearing liabilities at period-end	$9,912,835	$10,109,008
GAAP Leverage at period-end	3.8:1	4.0:1
GAAP Leverage at period-end (recourse)	1.0:1	1.0:1
(1) Excludes cash and cash equivalents.

	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.6%	7.5%	8.2%	8.3%
Senior	3.8%	4.0%	5.0%	5.4%
Subordinated	2.6%	2.3%	2.6%	2.2%
Interest-only	1.2%	1.2%	0.6%	0.7%
Agency RMBS	3.5%	0.2%	3.5%	0.1%
CMO	3.4%	—%	3.4%	—%
Interest-only	0.1%	0.2%	0.1%	0.1%
Agency CMBS	0.4%	0.7%	0.4%	0.7%
Project loans	0.3%	0.6%	0.3%	0.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Loans held for investment	88.5%	91.6%	87.9%	90.9%
Fixed-rate percentage of portfolio	92.1%	96.5%	91.7%	95.9%
Adjustable-rate percentage of portfolio	7.9%	3.5%	8.3%	4.1%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio at June 30, 2024 and December 31, 2023. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,040,018	$45.39	$61.91	5.7%	17.5%	4.0%	4.9%	1.7%	1.7%	25.3%	2.0%
Subordinated	$616,431	$55.44	$53.80	4.0%	7.5%	6.4%	5.5%	1.3%	0.7%	25.9%	6.6%
Interest-only	$2,756,508	$5.65	$2.77	0.5%	5.2%	6.0%	5.0%	1.1%	0.9%	32.4%	—%
Agency RMBS
CMO	$438,082	$99.99	$99.83	6.4%	6.5%	10.3%	—%	N/A	N/A	N/A	N/A
Interest-only	$387,105	$5.08	$3.94	0.1%	5.0%	7.4%	8.8%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$48,567	$101.28	$89.89	3.7%	3.6%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$471,729	$1.46	$1.50	0.6%	8.6%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment	$11,796,933	$97.92	$95.40	5.8%	5.4%	6.6%	6.5%	0.7%	0.6%	23.9%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%	4.1%	5.0%	1.5%	1.8%	32.2%	2.6%
Subordinated	$583,049	$50.92	$47.49	3.3%	6.7%	4.6%	5.7%	0.2%	0.9%	18.4%	6.5%
Interest-only	$2,874,680	$5.49	$3.16	0.5%	4.2%	4.5%	5.0%	0.9%	1.0%	24.9%	1.9%
Agency RMBS
Interest-only	$392,284	$4.90	$3.83	0.1%	5.7%	8.6%	9.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$86,572	$101.44	$91.46	4.0%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$478,239	$1.62	$1.73	0.5%	8.2%	0.3%	1.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,028,480	$98.35	$94.90	5.7%	5.4%	6.5%	6.5%	0.6%	0.6%	23.9%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Balance, beginning of period	$130,624	$139,737	$147,252	$145,322	$157,253
Accretion of discount	(11,142)	(8,179)	(12,840)	(9,022)	(10,620)
Purchases	919	1,848	—	(9)	—
Sales	—	—	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	5,480	(2,782)	5,325	10,961	(1,311)
Balance, end of period	$125,881	$130,624	$139,737	$147,252	$145,322

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

Current Period

We held cash and cash equivalents of approximately $162 million and $222 million at June 30, 2024 and December 31, 2023, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $59 million from December 31, 2023 to June 30, 2024.

Our operating activities provided net cash of approximately $126 million and $137 million for the six months ended June 30, 2024 and 2023, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $163 million and $163 million during the six months ended June 30, 2024 and 2023, respectively.

Our investing activities provided cash of $135 million and used cash of $193 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $672 million and from sale of our Agency MBS of $35 million. This cash received was offset in part by cash used on investment purchases of $443 million of Agency MBS, $80 million of Loans held for investment and $49 million of Non-Agency RMBS. During the six months ended June 30, 2023, we used cash for investment purchases of $1.2 billion, primarily consisting of Loans held for investment. This cash used was offset in part by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $754 million and from sale of our Agency MBS of $281 million.

Our financing activities used cash of $320 million and $8 million for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024, we primarily used cash for repayment of principal on our securitized debt of $568 million and payment of common and preferred dividends of $91 million. This cash used was offset in part by net proceeds received on our secured financing agreements of $276 million and issuance of unsecured notes of $62 million. During the six months ended June 30, 2023 we received cash for securitized debt collateralized by loans issuance of $2.0 billion. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.1 billion, net payments on our secured financing agreements of $746 million, and payment of common and preferred dividends of $145 million and payment for repurchase of our common stock of $26 million.

Our recourse leverage was 1.0:1 and 1.0:1 at June 30, 2024 and at December 31, 2023, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. As of June 30, 2024 and December 31, 2023, we had $486 million and $377 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At June 30, 2024 and December 31, 2023, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	June 30, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	—	N/A	N/A	—	N/A	NA
1 to 29 days	$612,741	6.32%	5.46% - 8.19%	$272,490	7.35%	6.30% - 8.22%
30 to 59 days	159,668	7.09%	5.48% - 7.82%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	424,549	6.71%	5.74% - 7.65%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	49,574	7.30%	6.49% - 7.65%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	93,370	7.08%	6.73% - 7.68%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	782,989	8.87%	6.59% - 12.50%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	243,305	8.35%	8.35% - 8.35%	808,601	9.36%	8.36% - 12.50%
2 to 3 years	—	—%	—%	—	—%	—%
Greater than 3 years	353,490	5.08%	5.08% - 7.09%	362,215	5.11%	5.10% - 7.15%
Total	$2,719,686	7.22%		$2,444,091	7.51%

Average remaining maturity of Secured financing agreements secured by:
	June 30, 2024	December 31, 2023
Agency RMBS	17 Days	N/A
Agency CMBS	18 Days	32 Days
Non-Agency RMBS and Loans held for investment	351 Days	418 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have remained relatively unchanged on secured financing agreements collateralized by Agency CMBS and Loans held for investments as of June 30, 2024 and December 31, 2023. At June 30, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS was 5.2%, Agency CMBS was 5.3%, and Non-Agency RMBS and Loans held for investment was 26.1%. At December 31, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of June 30, 2024, we have entered into $887 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of June 30, 2024 we have $528 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At June 30, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 5.6%, Agency CMBS was 5.5% and Non-Agency MBS and Loans held for investment was 7.5%. At December 31, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.6%, and Non-Agency MBS and Loans held for investment was 7.6%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2024 and December 31, 2023 was $353 million and $362 million, respectively. The fair value of collateral pledged was $394 million and $401 million as of June 30, 2024 and December 31, 2023, respectively. We carry this secured financing instrument at fair value of $333 million and $350 million as of June 30, 2024 and December 31, 2023, respectively. At June 30, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At June 30, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At June 30, 2024, the maturity on the secured financing agreements at fair value was four years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End June 30, 2024	$2,561,042	$2,699,299
Quarter End March 31, 2024	$2,421,953	$2,384,678
Quarter End December 31, 2023	$2,547,584	$2,432,115
Quarter End September 30, 2023	$2,665,230	$2,603,911
Quarter End March 31, 2023	$2,932,424	$2,686,522

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2024 and December 31, 2023, the carrying value of our total interest-bearing debt was approximately $9.9 billion and $10.1 billion, respectively, which represented a leverage ratio of approximately 3.8:1 and 4.0:1, respectively. We include our secured financing agreements and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2024, we had secured financing agreements with 13 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of June 30, 2024 and December 31, 2023, we had $3.9 billion and $3.6 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and U.S. Treasury futures. The average remaining maturities on our interest rate swaps at June 30, 2024 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2024:

June 30, 2024
Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	8	$1,249,099	$490,162
Japan	2	1,009,076	504,221
Canada	2	454,193	143,997
Netherlands	1	7,318	272
Total	13	$2,719,686	$1,138,652
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At June 30, 2024, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 235 days. The amount at risk with Nomura was $472 million. At December 31, 2023, we had amounts at risk with Nomura, of 17% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

At June 30, 2024, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarters and six months ended June 30, 2024. We repurchased 1.9 million shares of our common stock at an average price of $16.98 for a total of $33 million during the quarter and six months ended June 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of June 30, 2024.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500,000,000, from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters and six months ended June 30, 2024 and 2023. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of June 30, 2024.

During the quarter and six months ended June 30, 2024, we declared dividends to common shareholders of $29 million and $56 million or $0.35 and $0.68 per share, respectively. During the quarter and six months ended June 30, 2023, we declared dividends to common shareholders of $42 million and $96 million or $0.54 and $1.23 per share, respectively.

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

The Company declared dividends to Series B preferred stockholders of $9 million and $16 million, or $0.71 and $1.21 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $13 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

The Company declared dividends to Series D preferred stockholders of $6 million and $10 million, or $0.70 and $1.20 per preferred share, during the quarter and six months ended June 30, 2024, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $8 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2023, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date. The dividend rate on shares of Series A Preferred Stock is 8.00% per annum.

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum have automatically replaced, or will automatically replace, three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 6,666,667 shares of our common stock (adjusted on a retroactive basis to reflect our 1-for-3 reverse stock split effected on May 21, 2024) for the grant of awards under the Plan. The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of June 30, 2024, approximately 6 million shares were available for future grant under the Plan.

Grants of Restricted Stock Units, or RSUs
During the quarters ended June 30, 2024 and 2023, we granted RSU awards to senior management. These RSU awards are designed to reward our employees for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 61 thousand and 240 thousand RSU awards during the quarter and six months ended June 30, 2024 with a grant date fair value of $1 million and $4 million, respectively. We granted 56 thousand and 272 thousand RSU awards during the quarter and six months ended June 30, 2023 with a grant date fair value of $1 million and $5 million for the 2023 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the six months ended June 30, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the six months ended June 30, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based on our Economic Return and share price performance compared to a peer group. Our three-year Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share prices plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the six months ended June 30, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million. During the six months ended June 30, 2023, we granted 202 thousand PSU awards to senior management with a grant date fair value of $3 million.

At June 30, 2024 and December 31, 2023, there were approximately 1.5 million and 1.2 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at June 30, 2024 and December 31, 2023. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,122,891	$243,305	$353,490	$—	$2,719,686
Securitized debt, collateralized by Non-Agency RMBS	22	123	—	14	159
Securitized debt at fair value, collateralized by Loans held for investment	1,310,767	2,144,640	1,959,526	2,406,412	7,821,345
Interest expense on MBS secured financing agreements (1)	28,539	1,805	1,347	—	31,691
Interest expense on securitized debt (1)	258,276	399,646	271,512	326,648	1,256,082
Total	$3,720,495	$2,789,519	$2,585,875	$2,733,074	$11,828,963
(1) Interest is based on variable rates in effect as of June 30, 2024.

December 31, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,273,274	$808,602	$362,215	$—	$2,444,091
Securitized debt, collateralized by Non-Agency RMBS	251	326	—	67	644
Securitized debt at fair value, collateralized by Loans held for investment	1,405,503	2,302,421	1,738,678	2,942,234	8,388,836
Interest expense on MBS secured financing agreements (1)	23,423	6,555	1,696	—	31,674
Interest expense on securitized debt (1)	273,963	425,281	294,111	356,337	1,349,693
Total	$2,976,414	$3,543,185	$2,396,700	$3,298,638	$12,214,938
(1) Interest is based on variable rates in effect as of December 31, 2023.

Not included in the table above are the unfunded construction loan commitments of $5 million as of June 30, 2024 and December 31, 2023. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. We did not fund any capital to this commitment during the quarter ended June 30, 2024. During the six months ended June 30, 2024, we funded an additional $10 million towards that commitment, which brought our total funding to $56 million, leaving an unfunded commitment of $19 million.

Capital Expenditure Requirements

At June 30, 2024 and December 31, 2023, we had no material commitments for capital expenditures.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Balance, beginning of period	$98,035	$95,366	$81,236	$80,532	$79,875
Realized losses	(1,940)	(345)	(1,225)	(1,727)	(2,445)
Accretion	3,140	2,978	2,569	2,576	2,765
Losses on purchases	—	—	—	6	—
Losses on sold/paid-off	(2)	—	—	95	—
Increase/(decrease)	(20,867)	36	12,786	(246)	337
Balance, end of period	$78,366	$98,035	$95,366	$81,236	$80,532

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Balance, beginning of period	$213,050	$213,644	$251,002	$254,354	$285,823
Realized losses	(8,149)	(8,078)	(8,457)	(8,200)	(10,281)
Accretion	2,964	2,961	3,427	3,444	3,554
Losses on purchases	—	—	—	—	—
Increase/(decrease)	(17,190)	4,523	(32,328)	1,404	(24,742)
Balance, end of period	$190,675	$213,050	$213,644	$251,002	$254,354

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2024 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2024 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	5.16%	5.95%
-50 Basis Points	2.19%	2.72%
Base Interest Rate	—	—
+50 Basis Points	(2.31)%	(3.12)%
+100 Basis Points	(5.65)%	(5.99)%
(1) The retained securities are securities retained by us from securitization VIEs included in our portfolio and not the consolidated assets and liabilities of the VIEs. Our consolidated statement of financial condition includes assets of consolidated VIEs that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to us.
(2) Includes preferred stock dividend expense.
(3) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2024. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2024
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$115,843	$417,021	$23,040	$12,254,106	$12,810,010
Cash equivalents	162,304	—	—	—	162,304
Total rate sensitive assets	$278,147	$417,021	$23,040	$12,254,106	$12,972,314

Rate sensitive liabilities	2,745,016	4,492,434	—	2,616,114	9,853,564
Interest rate sensitivity gap	$(2,466,869)	$(4,075,413)	$23,040	$9,637,992	$3,118,750

Cumulative rate sensitivity gap	$(2,466,869)	$(6,542,282)	$(6,519,242)	$3,118,750

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(19)%	(50)%	(50)%	24%

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the second quarter of 2024.

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

The Company did not repurchase any of its common stock during the quarters and six months ended June 30, 2024. The Company repurchased 1.9 million shares of its common stock at an average price of $16.98 for a total of $33 million during the quarter and six months ended June 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $217 million as of June 30, 2024.

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

3.12
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 21, 2024 and incorporated by reference herein).

3.13
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation, (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on May 21, 2024 and incorporated by reference herein).

3.14
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

4.6
Indenture, dated April 13, 2020, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020)

4.7
Second Supplemental Indenture, dated May 22, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on May 22, 2024).

4.8
Form of 9.000% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Second Supplemental Indenture, incorporated by reference as Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed on May 22, 2024).

31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Phillip J. Kardis II
Phillip J. Kardis II
President and Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: August 7, 2024

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: August 7, 2024