Form 10-Q
period 2024-09-30
CHIMERA INVESTMENT CORP
filed 2024-11-06
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland		26-0630461
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification Number)
630 Fifth Avenue,	Suite 2400
New York,	New York	10111
(Address of Principal Executive Offices)		(Zip Code)

(888) 895-6557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRD	New York Stock Exchange
9.000% Senior Notes due 2029	CIMN	New York Stock Exchange
9.250% Senior Notes due 2029	CIMO	New York Stock Exchange

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2024
Common Stock, $0.01 par value	80,875,336

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of September 30, 2024 (Unaudited) and December 31, 2023 (Derived from the audited consolidated financial statements as of December 31, 2023)	2
	Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2024 and 2023	3
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2024 and 2023	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2024 and 2023	5
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	46
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	70
ITEM 4	CONTROLS AND PROCEDURES	76

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	77
ITEM 1A.	RISK FACTORS	77
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	77
ITEM 6.	EXHIBITS	77
	SIGNATURES	80

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$97,326	$221,684
Non-Agency RMBS, at fair value (net of allowance for credit losses of $24 million and $19 million, respectively)	1,121,836	1,043,806
Agency MBS, at fair value	1,018,918	102,484
Loans held for investment, at fair value	11,283,775	11,397,046
Accrued interest receivable	76,952	76,960
Other assets	103,472	87,018
Derivatives, at fair value	97	—
Total assets (1)	$13,702,376	$12,928,998
Liabilities:
Secured financing agreements ($4.6 billion and $3.6 billion pledged as collateral, respectively, and includes $339 million and $350 million at fair value, respectively)	$3,228,748	$2,432,115
Securitized debt, collateralized by Non-Agency RMBS ($241 million and $249 million pledged as collateral, respectively)	72,174	75,012
Securitized debt at fair value, collateralized by Loans held for investment ($10.7 billion and $10.7 billion pledged as collateral, respectively)	7,314,411	7,601,881
Long term debt	134,437	—
Payable for investments purchased	123,902	158,892
Accrued interest payable	39,797	38,272
Dividends payable	33,961	54,552
Accounts payable and other liabilities	17,634	9,355
Total liabilities (1)	$10,965,064	$10,370,079

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 80,875,061 and 80,453,552 shares issued and outstanding, respectively	809	804
Additional paid-in-capital	4,378,750	4,370,130
Accumulated other comprehensive income	183,646	185,668
Cumulative earnings	4,487,623	4,165,046
Cumulative distributions to stockholders	(6,313,888)	(6,163,101)
Total stockholders' equity	$2,737,312	$2,558,919
Total liabilities and stockholders' equity	$13,702,376	$12,928,998
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2024, and December 31, 2023, total assets of consolidated VIEs were $10,453,181 and $10,501,840, respectively, and total liabilities of consolidated VIEs were $7,737,834 and $7,349,109, respectively. See Note 9 for further discussion.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net interest income:
Interest income (1)	$195,295	$195,591	$568,586	$581,700
Interest expense (2)	128,844	132,193	369,733	382,988
Net interest income	66,451	63,398	198,853	198,712

Increase (decrease) in provision for credit losses	358	3,217	5,389	9,041

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(14,457)	17	2,687	9,460
Realized gains (losses) on derivatives	(4,864)	—	(22,181)	(40,957)
Periodic interest cost of swaps, net	6,789	4,894	19,237	11,871
Net gains (losses) on derivatives	(12,532)	4,911	(257)	(19,626)
Net unrealized gains (losses) on financial instruments at fair value	104,012	(43,988)	192,008	27,558
Net realized gains (losses) on sales of investments	—	(460)	(3,750)	(27,482)
Gains (losses) on extinguishment of debt	—	—	—	6,348
Other investment gains (losses)	1,366	2,381	7,053	2,077
Total other gains (losses)	92,846	(37,156)	195,054	(11,125)

Other expenses:
Compensation and benefits	7,203	7,124	23,427	25,292
General and administrative expenses	5,610	5,427	17,605	17,674
Servicing and asset manager fees	7,334	8,139	22,470	24,965
Transaction expenses	2,317	90	2,384	14,955
Total other expenses	22,464	20,780	65,886	82,886
Income (loss) before income taxes	136,475	2,245	322,632	95,660
Income tax expense (benefit)	16	75	55	100
Net income (loss)	$136,459	$2,170	$322,577	$95,560

Dividends on preferred stock	22,787	18,438	63,975	55,313

Net income (loss) available to common shareholders	$113,672	$(16,268)	$258,602	$40,248

Net income (loss) per share available to common shareholders:
Basic	$1.41	$(0.22)	$3.20	$0.52
Diluted	$1.39	$(0.22)	$3.16	$0.52

Weighted average number of common shares outstanding:
Basic	80,810,861	75,578,214	80,753,709	76,699,956
Diluted	81,855,872	75,578,214	81,716,629	77,429,439

(1) Includes interest income of consolidated VIEs of $146,007 and $153,710 for the quarters ended September 30, 2024 and 2023, respectively, and $436,950 and $443,286 for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 for further discussion.

(2) Includes interest expense of consolidated VIEs of $71,668 and $75,902 for the quarters ended September 30, 2024 and 2023, respectively, and $214,483 and $208,678 for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Comprehensive income (loss):
Net income (loss)	$136,459	$2,170	$322,577	$95,560
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	9,544	(29,447)	(2,022)	(49,431)
Reclassification adjustment for net realized losses (gains) included in net income	—	—	—	1,313
Other comprehensive income (loss)	9,544	(29,447)	$(2,022)	$(48,118)
Comprehensive income (loss) before preferred stock dividends	$146,003	$(27,277)	$320,555	$47,442
Dividends on preferred stock	$22,787	$18,438	$63,975	$55,313
Comprehensive income (loss) available to common stock shareholders	$123,216	$(45,715)	$256,580	$(7,871)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2024	$58	$130	$104	$80	$805	$4,375,538	$174,102	$4,351,164	$(6,260,713)	$2,641,268
Net income (loss)	—	—	—	—	—	—	—	136,459	—	136,459
Other comprehensive income (loss)	—	—	—	—	—	—	9,544	—	—	9,544
Stock based compensation	—	—	—	—	4	3,212	—	—	—	3,216
Common dividends declared	—	—	—	—	—	—	—	—	(30,388)	(30,388)
Preferred dividends declared	—	—	—	—	—	—	—	—	(22,787)	(22,787)
Balance, September 30, 2024	$58	$130	$104	$80	$809	$4,378,750	$183,646	$4,487,623	$(6,313,888)	$2,737,312

For the Quarter Ended September 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2023	$58	$130	$104	$80	$718	$4,290,994	$210,674	$4,132,332	$(6,055,687)	$2,579,403
Net income (loss)	—	—	—	—	—	—	—	2,170	—	2,170
Other comprehensive income (loss)	—	—	—	—	—	—	(29,447)	—	—	(29,447)
Stock based compensation	—	—	—	—	5	2,326	—	—	—	2,331
Common dividends declared	—	—	—	—	—	—	—	—	(41,562)	(41,562)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, September 30, 2023	$58	$130	$104	$80	$723	$4,293,320	$181,227	$4,134,502	$(6,115,687)	$2,494,457

For the Nine Months Ended September 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income (loss)	—	—	—	—	—	—	—	322,577	—	322,577
Other comprehensive income (loss)	—	—	—	—	—	—	(2,022)	—	—	(2,022)
Stock based compensation	—	—	—	—	5	8,620	—	—	—	8,625
Common dividends declared	—	—	—	—	—	—	—	—	(86,812)	(86,812)
Preferred dividends declared	—	—	—	—	—	—	—	—	(63,975)	(63,975)
Balance, September 30, 2024	$58	$130	$104	$80	$809	$4,378,750	$183,646	$4,487,623	$(6,313,888)	$2,737,312

For the Nine Months Ended September 30, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$773	$4,319,933	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	95,560	—	95,560
Other comprehensive income (loss)	—	—	—	—	—	—	(48,118)	—	—	(48,118)
Repurchase of common stock	—	—	—		(59)	(33,043)	—	—	—	(33,102)
Stock based compensation	—	—	—		9	6,430	—	—	—	6,439
Common dividends declared	—	—	—	—	—	—	—	—	(137,812)	(137,812)
Preferred dividends declared	—	—	—	—	—	—	—	—	(55,313)	(55,313)
Balance, September 30, 2023	$58	$130	$104	$80	$723	$4,293,320	$181,227	$4,134,502	$(6,115,687)	$2,494,457
See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2024	September 30, 2023
Cash Flows From Operating Activities:
Net income (loss)	$322,577	$95,560
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) amortization of investment discounts/premiums, net	10,594	16,985
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	10,524	27,228
Net unrealized losses (gains) on derivatives	(2,687)	(9,460)
Proceeds (payments) for derivative settlements	14,517	(20,509)
Margin (paid) received on derivatives	(18,513)	78,248
Net unrealized losses (gains) on financial instruments at fair value	(192,008)	(27,558)
Net realized losses (gains) on sales of investments	3,750	27,482
Other investment (gains) losses	(7,053)	(2,077)
Net increase (decrease) in provision for credit losses	5,389	9,041
(Gain) loss on extinguishment of debt	—	(6,348)
Equity-based compensation expense	8,625	6,439
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	7	(11,047)
Decrease (increase) in other assets	2,191	(13,121)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	8,281	6,105
Increase (decrease) in accrued interest payable, net	1,527	4,974
Net cash provided by (used in) operating activities	$167,722	$181,942
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(985,976)	$(2,006)
Sales	34,672	285,709
Principal payments	36,679	677
Non-Agency RMBS portfolio:
Purchases	(96,159)	(3,954)
Sales	—	—
Principal payments	57,868	64,796
Loans held for investment:
Purchases	(523,022)	(1,260,187)
Sales	—	2,611
Principal payments	964,508	1,087,319
Net cash provided by (used in) investing activities	$(511,430)	$174,965
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$21,453,553	$22,272,760
Payments on secured financing agreements	(20,662,572)	(23,099,486)
Payments on repurchase of common stock	—	(33,101)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	340,097	2,046,620
Payments on securitized debt borrowings, collateralized by Loans held for investment	(874,432)	(1,461,868)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(97)	(52)
Net proceeds from issuance of unsecured debt	134,181	—

Common dividends paid	(88,967)	(152,476)
Preferred dividends paid	(82,413)	(55,313)
Net cash provided by (used in) financing activities	$219,350	$(482,916)
Net increase (decrease) in cash and cash equivalents	(124,358)	(126,009)
Cash and cash equivalents at beginning of period	221,684	264,600
Cash and cash equivalents at end of period	$97,326	$138,591

Supplemental disclosure of cash flow information:
Interest received	$579,187	$587,637
Interest paid	$357,685	$350,787
Non-cash investing activities:
Payable for investments purchased	$123,902	$6,237
Net change in unrealized gain (loss) on available-for sale securities	$(2,022)	$(49,431)

Non-cash financing activities:
Dividends declared, not yet paid	$33,961	$49,881

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

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which is accounted for as an equity method investment in other assets on the Statement of Financial Condition at September 30, 2024. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $128 thousand and $398 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and nine months ended September 30, 2024, respectively. The Company paid $150 thousand and $445 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and nine months ended September 30, 2023. These fees are reported within Other Expenses on the Consolidated Statement of Operations. The Company has made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended September 30, 2024 the Company did not fund any amounts towards that commitment. During the nine months ended September 30, 2024 the Company funded an additional $10 million towards that commitment, which brought its total funding to $56 million, leaving an unfunded commitment of $19 million. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Consolidated Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Consolidated Statement of Operations.

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

(e) Long Term Debt

The Company's Long Term Debt is comprised of unsecured senior notes. Unsecured senior notes are carried at their unpaid principal balance net of any unamortized deferred issuance costs. Interest on the notes is payable quarterly until such time the notes mature. Any debt discounts or premiums are reported as an adjustment to the carrying amount of the debt liability and amortized into interest expense using the effective interest method. Deferred debt issuance costs are expenses associated with the issuance of long-term debt. These expenses typically include underwriting, legal, accounting, and other fees. Deferred debt issuance costs are included in the carrying value of the related long-term debt issued and are amortized as an adjustment to interest expense using the effective interest method, based upon the actual and estimated repayment schedules of the related long-term debt issued.

(f) Significant Accounting Policies

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

Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2024 or December 31, 2023.

(g) Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments' significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740); Improvements to Income Tax Disclosures. this standard require entities to provide additional information about federal, state and foreign incomes taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and residential collateralized mortgage obligations, or CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of September 30, 2024 and December 31, 2023.

September 30, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,023,580	$18,895	$(556,667)	$485,808	$(20,969)	$644,520	$184,226	$(4,545)	$179,681
Subordinated	658,194	3,325	(272,085)	389,434	(2,980)	385,197	21,697	(22,954)	(1,257)
Interest-only	2,699,126	154,647	—	154,647	—	92,119	14,914	(77,442)	(62,528)
Agency RMBS
CMO	956,977	208	(74)	957,111	—	959,142	2,031	—	2,031
Interest-only	384,826	19,702	—	19,702	—	16,810	1,263	(4,155)	(2,892)
Agency CMBS
Project loans	40,890	620	—	41,510	—	36,302	—	(5,208)	(5,208)
Interest-only	468,136	6,482	—	6,482	—	6,664	1,008	(826)	182
Total	$6,231,729	$203,879	$(828,826)	$2,054,694	$(23,949)	$2,140,754	$225,139	$(115,130)	$110,009

December 31, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,073,632	$14,641	$(582,640)	$505,633	$(15,052)	$676,128	$192,528	$(6,981)	$185,547
Subordinated	583,049	3,609	(286,247)	300,411	(3,508)	276,903	16,548	(36,548)	(20,000)
Interest-only	2,874,680	157,871	—	157,871	—	90,775	14,394	(81,490)	(67,096)
Agency RMBS
Interest-only	392,284	19,238	—	19,238	—	15,023	862	(5,077)	(4,215)
Agency CMBS
Project loans	86,572	1,248	—	87,820	—	79,179	—	(8,641)	(8,641)
Interest-only	478,239	7,766	—	7,766	—	8,282	1,307	(791)	516
Total	$5,488,456	$204,373	$(868,887)	$1,078,739	$(18,560)	$1,146,290	$225,639	$(139,528)	$86,111

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2024 and December 31, 2023. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

	September 30, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$32,959	$—	10	$37,268	$(4,545)	6	$70,228	$(4,545)	16
Subordinated	53,963	(184)	5	174,548	(22,770)	30	228,511	(22,954)	35
Interest-only	318	(25)	5	51,342	(77,417)	124	51,660	(77,442)	129
Agency RMBS
CMO	—	—	—	—	—	—	—	—	—
Interest-only	—	—	—	8,533	(4,155)	7	8,532	(4,155)	7
Agency CMBS
Project loans	5,582	(633)	5	30,720	(4,575)	31	36,302	(5,208)	36
Interest-only	1,834	(223)	2	2,111	(603)	3	3,945	(826)	5
Total	$94,656	$(1,065)	27	$304,522	$(114,065)	201	$399,178	$(115,130)	228

	December 31, 2023
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$51,476	$(281)	13	$42,859	$(6,700)	6	$94,335	$(6,981)	19
Subordinated	19,382	(1,467)	5	181,822	(35,081)	33	201,204	(36,548)	38
Interest-only	19,263	(4,035)	27	36,731	(77,455)	105	55,994	(81,490)	132
Agency RMBS
Interest-only	—	—	—	9,151	(5,077)	8	9,151	(5,077)	8
Agency CMBS
Project loans	43,827	(4,040)	5	35,353	(4,601)	32	79,180	(8,641)	37
Interest-only	2,601	(529)	2	158	(262)	2	2,759	(791)	4
Total	$136,549	$(10,352)	52	$306,074	$(129,176)	186	$442,623	$(139,528)	238

At September 30, 2024, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2024.

The Company had no gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of September 30, 2024. The Company had $23 thousand unrealized losses on its Agency MBS as of December 31, 2023. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on this analysis, the Company determined that at September 30, 2024 and December 31, 2023 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $12 million and $18 million, at September 30, 2024 and December 31, 2023, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and nine months ended September 30, 2024 and 2023 is presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$23,591	$13,013	$18,560	$7,188

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	6	415	1,595	1,514
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	(1,440)	2,802	1,810	10,355
Write-offs charged against the allowance	(110)	—	(412)	(2,860)
Recoveries of amounts previously written off	1,902	—	2,396	33
Ending allowance for credit losses	$23,949	$16,230	$23,949	$16,230

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$105,000	9.7%	2.2%	33.5%
Subordinated	$67,750	7.5%	0.3%	43.7%

	December 31, 2023
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$98,394	6.2%	2.3%	35.3%
Subordinated	$75,005	6.2%	0.7%	38.9%

The increase in the allowance for credit losses for the quarter and nine months ended September 30, 2024 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2023. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at September 30, 2024 and December 31, 2023.

	September 30, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$184,226	$—	$184,226	$(3,659)	$(887)	$(4,545)
Subordinated	11,138	10,559	21,697	(8,059)	(14,895)	(22,954)
Interest-only	—	14,914	14,914	—	(77,442)	(77,442)
Agency RMBS
CMO	—	2,031	2,031	—	—	—
Interest-only	—	1,263	1,263	—	(4,155)	(4,155)
Agency CMBS
Project loans	—	—	—	—	(5,208)	(5,208)
Interest-only	—	1,008	1,008	—	(826)	(826)
Total	$195,364	$29,775	$225,139	$(11,718)	$(103,412)	$(115,130)

	December 31, 2023
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$192,528	$—	$192,528	$(5,396)	$(1,585)	$(6,981)
Subordinated	10,757	5,791	16,548	(12,198)	(24,350)	(36,548)
Interest-only	—	14,394	14,394	—	(81,490)	(81,490)
Agency RMBS
Interest-only	—	862	862	—	(5,077)	(5,077)
Agency CMBS
Project loans	—	—	—	(23)	(8,618)	(8,641)
Interest-only	—	1,307	1,307	—	(791)	(791)
Total	$203,285	$22,354	$225,639	$(17,617)	$(121,911)	$(139,528)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2024 and December 31, 2023.

	September 30, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,023,580	$45.41	62.97	5.7%	17.6%
Subordinated	658,194	58.71	58.52	4.5%	8.1%
Interest-only	2,699,126	5.73	3.41	0.6%	4.4%
Agency RMBS
CMO	956,977	100.01	100.23	6.5%	6.5%
Interest-only	384,826	5.12	4.37	0.3%	5.1%
Agency CMBS
Project loans	40,890	101.52	88.78	3.5%	3.4%
Interest-only	468,136	1.38	1.42	0.6%	9.2%
(1) Bond Equivalent Yield at period end.

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%
Subordinated	583,049	50.92	47.49	3.3%	6.7%
Interest-only	2,874,680	5.49	3.16	0.5%	4.2%
Agency RMBS
Interest-only	392,284	4.90	3.83	0.1%	5.7%
Agency CMBS
Project loans	86,572	101.44	91.46	4.0%	3.8%
Interest-only	478,239	1.62	1.73	0.5%	8.2%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2024 and December 31, 2023 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	September 30, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$17,428	$84,870	$248,887	$293,335	$644,520
Subordinated	1,809	28,925	187,006	167,457	385,197
Interest-only	219	33,562	55,568	2,770	92,119
Agency RMBS
CMO	—	—	63,108	896,034	959,142
Interest-only	4,856	9,236	2,718	—	16,810
Agency CMBS
Project loans	—	—	—	36,302	36,302
Interest-only	15	6,649	—	—	6,664
Total fair value	$24,327	$163,242	$557,287	$1,395,898	$2,140,754
Amortized cost
Non-Agency RMBS
Senior	$15,042	$77,540	$186,140	$207,086	$485,808
Subordinated	1,894	24,915	188,080	174,545	389,434
Interest-only	8,532	66,028	76,963	3,124	154,647
Agency RMBS
CMO	—	—	63,051	894,060	957,111
Interest-only	6,260	11,278	2,164	—	19,702
Agency CMBS
Project loans	—	—	—	41,510	41,510
Interest-only	297	6,185	—	—	6,482
Total amortized cost	$32,026	$185,946	$516,397	$1,320,325	$2,054,694

	December 31, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$12,086	$100,330	$288,283	$275,429	$676,128
Subordinated	3,727	16,221	100,541	156,414	276,903
Interest-only	269	24,858	62,934	2,714	90,775
Agency RMBS
Interest-only	15,023	—	—	—	15,023
Agency CMBS
Project loans	7,797	—	—	71,382	79,179
Interest-only	614	7,668	—	—	8,282
Total fair value	$39,516	$149,077	$451,758	$505,939	$1,146,290
Amortized cost
Non-Agency RMBS
Senior	$4,072	$95,442	$202,295	$203,824	$505,633
Subordinated	2,301	12,672	104,432	181,006	300,411
Interest-only	9,527	46,578	98,632	3,134	157,871
Agency RMBS
Interest-only	19,238	—	—	—	19,238
Agency CMBS
Project loans	7,820	—	—	80,000	87,820
Interest-only	775	6,991	—	—	7,766
Total amortized cost	$43,733	$161,683	$405,359	$467,964	$1,078,739

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at September 30, 2024 and December 31, 2023. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

September 30, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.9%	1.6%	2.4%	1.4%	2.9%	0.6%	12.8%

December 31, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.4%	2.6%	1.3%	3.0%	0.5%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
Weighted average maturity (years)		18.6		19.5
Weighted average amortized loan to value (1)		56.3%		57.1%
Weighted average FICO (2)		706		707
Weighted average loan balance (in thousands)		$249		$252
Weighted average percentage owner-occupied		83.7%		84.5%
Weighted average percentage single family residence		60.3%		61.4%
Weighted average current credit enhancement		1.2%		1.3%
Weighted average geographic concentration of top four states	CA	32.8%	CA	33.1%
	NY	11.8%	NY	11.6%
	FL	7.6%	FL	7.6%
	NJ	4.6%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2024 and December 31, 2023.

Origination Year	September 30, 2024	December 31, 2023
2003 and prior	1.1%	1.2%
2004	1.1%	0.8%
2005	7.4%	8.2%
2006	40.6%	43.3%
2007	27.7%	32.5%
2008 and later	22.1%	14.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and nine months ended September 30, 2024, and 2023 are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$—	$—	$—	$—
Agency RMBS	—	—	—	—
Agency CMBS	—	4,861	34,672	285,709

Gross realized gains:
Non-Agency RMBS	—	—	—	—
Agency RMBS	—	—	—	—
Agency CMBS	—	—	—	—
Gross realized losses:
Non-Agency RMBS	—	—	—	—
Agency RMBS	—		—
Agency CMBS	—	(460)	(3,750)	(27,482)
Net realized gain (loss)	$—	$(460)	$(3,750)	$(27,482)

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

At September 30, 2024 and December 31, 2023, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.3 billion and $11.8 billion as of September 30, 2024 and December 31, 2023, respectively. The total unpaid principal balance of the Company's Loans held for investment was $11.6 billion and $12.0 billion as of September 30, 2024 and December 31, 2023, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2024 and December 31, 2023:

	For the Nine Months Ended	For the Year Ended
	September 30, 2024	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$11,397,046	$11,359,236
Purchases	579,993	1,421,537
Principal paydowns	(964,508)	(1,417,787)
Sales and settlements	(96,737)	(246)
Net periodic accretion (amortization)	(37,660)	(51,005)
Change in fair value	405,641	85,311
Balance, end of period	$11,283,775	$11,397,046

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended September 30, 2024 and year ended December 31, 2023.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2024	December 31, 2023 (1)
2002 and prior	5.0%	5.5%
2003	4.5%	4.8%
2004	8.3%	9.0%
2005	14.3%	15.3%
2006	18.2%	19.2%
2007	21.0%	20.9%
2008	6.8%	6.5%
2009	1.7%	1.5%
2010 and later	20.2%	17.3%
Total	100.0%	100.0%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023 which was purchased prior to the reporting date, but not settled as of the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023 (1)
Number of loans		106,144		112,572
Weighted average maturity (years)		20.8		21.0
Weighted average loan to value (2)		78.4%		79.0%
Weighted average FICO		666		665
Weighted average loan balance (in thousands)		$108		$106
Weighted average percentage owner occupied		85.6%		86.0%
Weighted average percentage single family residence		77.5%		78.4%
Weighted average geographic concentration of top five states	CA	15.0%	CA	14.7%
	FL	8.8%	FL	8.8%
	NY	8.7%	NY	8.6%
	PA	4.4%	PA	4.5%
	NJ	4.3%	VA	4.3%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023 which was purchased prior to the reporting date, but not settled as of the reporting date.
(2) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at September 30, 2024 and December 31, 2023, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
September 30, 2024	$674,051	$234,591	$308,128	$180,848	$305,405	$35,077	$1,738,100	$11,557,126
% of Unpaid Principal Balance	5.8%	2.0%	2.7%	1.6%	2.6%	0.3%	15.0%

December 31, 2023	$763,581	$235,169	$337,928	$181,410	$346,396	$29,416	$1,893,900	$11,876,358
% of Unpaid Principal Balance	6.4%	2.0%	2.8%	1.5%	2.9%	0.2%	15.8%

The fair value of residential mortgage loans 90 days or more past due was $625 million and $645 million as of September 30, 2024 and December 31, 2023, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At September 30, 2024, seven investment holdings with internally developed fair values of $53 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $1 million higher than the third-party prices provided of $52 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2024 in excess of the thresholds for the period. At December 31, 2023, one investment holding with an internally developed fair value of $6 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $1 million higher, in the aggregate, than the third-party prices provided of $5 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the thresholds for the period.

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

At September 30, 2024, one pool with an internally developed fair value of $55 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $3 million higher than the third-party price provided of $52 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at September 30, 2024 in excess of the threshold for the period. At December 31, 2023, one loan pool with an internally developed fair value of $109 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $7 million higher than the third-party price provided of $102 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $233 million and $272 million as of September 30, 2024 and December 31, 2023, respectively.

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

At September 30, 2024, four securitized debt collateralized by Loans held for investment position with an internally developed fair value of $224 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $12 million lower on a net basis than the third-party price provided of $236 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed price. No other differences were noted at September 30, 2024 in excess of the threshold for the period. At December 31, 2023, four securitized debt collateralized by Loans held for investment positions with an internally developed fair value of $247 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $9 million lower on a net basis than the third-party prices provided of $256 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed prices. No other pricing differences were noted at December 31, 2023 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of September 30, 2024 and December 31, 2023, respectively:

	September 30, 2024		December 31, 2023
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$14,381	$13,632	$15,820	$14,321
Subordinated	490,049	278,115	409,043	171,633
Interest-only	2,699,126	92,119	2,874,680	90,775
Agency RMBS
CMO	956,976	959,143	—	—
Interest-only	384,826	16,810	392,284	15,023
Agency CMBS
Project loans	40,890	36,302	78,752	71,383
Interest-only	468,136	6,664	478,239	8,282
Loans held for investment, at fair value	11,557,126	11,283,775	12,028,480	11,397,046
Liabilities:
Secured Financing Agreements, at fair value	345,107	338,782	362,215	350,238
Securitized debt at fair value, collateralized by Loans held for investment	7,866,891	7,314,411	8,389,563	7,601,881

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statement of Operations for the quarters and nine months ended September 30, 2024 and 2023:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$712	$(368)	$698	$(150)
Subordinated	6,455	(6,682)	14,178	(9,215)
Interest-only	16,855	(20,340)	4,567	(21,472)
Agency RMBS
CMO	2,722	—	2,033	—
Interest-only	1,532	882	1,323	(1,525)
Agency CMBS
Project loans	297	(2,616)	3,409	2,210
Interest-only	23	(286)	(334)	13,691
Loans held for investment, at fair value	287,692	(144,976)	405,641	(70,432)
Liabilities:
Secured Financing Agreements, at fair value	(14,062)	6,669	(5,652)	19,115
Securitized debt at fair value, collateralized by Loans held for investment	(198,214)	123,728	(233,855)	95,338

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

Long term debt

The fair value of the Company's Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2024 and December 31, 2023 are presented below.

	September 30, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,121,836	$—	$1,121,836
Agency MBS, at fair value	—	1,018,918	—	—	1,018,918
Loans held for investment, at fair value	—	233,229	11,050,546	—	11,283,775
Derivatives, at fair value	—	6,987	—	(6,890)	97

Liabilities:
Secured Financing Agreement, at fair value	—	338,782	—	—	338,782
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,314,411	—	7,314,411
Derivatives, at fair value	—	—	—	—	—

	December 31, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,043,806	$—	$1,043,806
Agency MBS, at fair value	—	102,484	—	—	102,484
Loans held for investment, at fair value	—	271,994	11,125,052	—	11,397,046
Derivatives, at fair value	—	18,817	—	(18,817)	—

Liabilities:
Secured Financing Agreement, at fair value	—	350,238	—	—	350,238
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,601,881	—	7,601,881
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2024 and December 31, 2023.

Fair Value Level 3 Rollforward - Assets
	For the Nine Months Ended		For the Year Ended
	September 30, 2024		December 31, 2023
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,043,806	$11,125,052	$1,147,481	$11,154,600
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Purchases of assets	97,261	441,564	5,669	1,183,663
Principal payments	(57,893)	(880,620)	(83,730)	(1,247,364)
Sales and Settlements	—	(2,959)	—	2,166
Net accretion (amortization)	26,607	(37,096)	38,789	(52,595)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(5,389)	—	(11,371)	—
Realized gains (losses) on sales and settlements	—	—	13	—
Net unrealized gains (losses) included in income	19,444	404,605	(6,561)	84,582
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(2,000)	—	(46,484)	—
Ending balance Level 3	$1,121,836	$11,050,546	$1,043,806	$11,125,052

Fair Value Level 3 Rollforward - Liabilities
	For the Nine Months Ended	For the Year Ended
	September 30, 2024	December 31, 2023
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,601,881	$7,100,742
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	340,096	2,186,058
Principal payments	(874,437)	(1,222,593)
Sales and Settlements	—	(544,693)
Net (accretion) amortization	13,015	20,309
(Gains) losses included in net income	—	—
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	—	(6,348)
Net unrealized (gains) losses included in income	233,855	68,406
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,314,411	$7,601,881

There were no transfers in or out from Level 3 during the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2024 and December 31, 2023 follows. The weighted average discount rates are based on fair value.

	September 30, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-10%	6.0%	6%-20%	6.9%	0%-10%	1.2%	25%-80%	31.3%
Subordinated	0%-15%	8.2%	6%-16%	7.9%	0%-3%	0.8%	10%-50%	33.5%
Interest-only	0%-100%	11.7%	6%-30%	7.1%	0%-7%	0.8%	0%-82%	30.1%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -10%	6.6%	1% -20%	6.4%	0% -12%	1.4%	26% -77%	32.8%
Subordinated	0% -13%	7.5%	5% -25%	6.6%	0% -5%	0.5%	10% -50%	34.8%
Interest-only	0% -100%	12.0%	4% -25%	6.8%	0% -7%	0.9%	0% -82%	30.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of September 30, 2024 and December 31, 2023 follows:

	September 30, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	5.8%	6%-15%	7.6%	0%-5%	0.7%	20%-55%	37.6%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-9%	6.5%	6%-15%	7.9%	0%-6%	0.8%	0%-55%	40.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2024 and December 31, 2023, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of September 30, 2024 and December 31, 2023 follows:

	September 30, 2024	December 31, 2023
Factor:
Coupon
Base Rate	5.7%	6.4%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	665	664

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	78%	79%

Loan Characteristics:
Occupancy
Owner Occupied	86%	86%
Investor	9%	9%
Secondary	5%	5%
Property Type
Single family	78%	79%
Manufactured housing	3%	3%
Multi-family/mixed use/other	19%	18%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

	September 30, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$61,967	$61,967
Secured financing agreements	2	2,889,966	2,925,112
Securitized debt, collateralized by Non-Agency RMBS	3	72,174	51,178
Long term debt	2	134,437	144,303
(1) Included in Other Assets on the Consolidated Statements of Financial Condition

	December 31, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$45,053	$45,053
Secured financing agreements	2	2,081,877	2,111,855
Securitized debt, collateralized by Non-Agency RMBS	3	75,012	50,430
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

At September 30, 2024 and December 31, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At September 30, 2024 and December 31, 2023, the Company has $869 million and $924 million, respectively, of secured financing agreements which are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At September 30, 2024 and December 31, 2023, the Company has $519 million and $546 million, respectively, of secured financing agreements which are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At September 30, 2024 and December 31, 2023, we pledged $13 million and $23 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At September 30, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.4%, Agency CMBS was 5.6% and Non-Agency RMBS and Loans held for investment was 26.2%. At December 31, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of September 30, 2024.

At September 30, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 172 days. The amount at risk with Nomura was $495 million. At December 31, 2023, the Company had amounts at risk with Nomura of 17% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of September 30, 2024 and December 31, 2023 were:

	September 30, 2024	December 31, 2023
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$837,204	$—
Agency CMBS (in thousands)	29,627	68,502
Non-Agency RMBS and Loans held for investment (in thousands)	2,368,241	2,375,589
Total:	$3,235,072	$2,444,091

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$887,721	$—
Agency CMBS (in thousands)	30,464	74,345
Non-Agency RMBS and Loans held for investment (in thousands)	3,634,971	3,465,071
Total:	$4,553,156	$3,539,416

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$472,153	$1,551
Agency CMBS (in thousands)	37,507	139,746
Non-Agency RMBS and Loans held for investment (in thousands)	2,357,722	2,695,017
Total:	$2,867,382	$2,836,314

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	5.43%	N/A
Agency CMBS	5.34%	5.60%
Non-Agency RMBS and Loans held for investment	7.17%	7.56%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	9 Days	N/A
Agency CMBS	7 Days	32 Days
Non-Agency RMBS and Loans held for investment	298 Days	418 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	36 Days	N/A
Agency CMBS	28 Days	86 Days
Non-Agency RMBS and Loans held for investment	320 Days	445 Days

At September 30, 2024 and December 31, 2023, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	September 30, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$282,250	5.47%	5.45% - 5.55%	$—	N/A	NA
1 to 29 days	774,901	5.99%	5.20% - 7.78%	272,490	7.35%	6.30% - 8.22%
30 to 59 days	216,357	6.80%	6.00% - 7.76%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	322,328	6.34%	5.46% - 7.10%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	69,445	6.27%	6.27% - 6.27%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	777,682	8.47%	5.72% - 12.50%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	205,604	6.26%	6.18% - 6.83%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	241,397	7.93%	7.93% - 7.93%	808,601	9.36%	8.36% - 12.50%
2 to 3 years	—	—%	N/A	—	—%	N/A
Greater than 3 years	345,108	5.07%	5.07% - 5.07%	362,215	5.11%	5.10% - 7.15%
Total	$3,235,072	6.70%		$2,444,091	7.51%

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2024 and December 31, 2023 was $345 million and $362 million, respectively. The fair value of collateral pledged was $399 million and $401 million as of September 30, 2024 and December 31, 2023, respectively. The Company carries this secured financing instrument at fair value of $339 million and $350 million as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At September 30, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At September 30, 2024, the maturity on the secured financing agreements at fair value was three years.

The Company recognized losses on extinguishment of debt of $2 million for the year ended December 31, 2023, related to early termination of certain of its secured financing agreements. There were no such losses on extinguishment of debt for the quarter and nine months ended September 30, 2024.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million, respectively. At September 30, 2024 and December 31, 2023, the debt carried a weighted average coupon of 6.7%. As of September 30, 2024, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and nine months ended September 30, 2024 and 2023.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$47	$251
One to Three Years	91	326
Three to Five Years	—	—
Greater Than Five Years	9	67
Total	$147	$644

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.9 billion and $8.4 billion, respectively. At September 30, 2024 and December 31, 2023, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.5% and 3.4%, respectively. As of September 30, 2024, the maturities of the debt range between the years 2029 and 2067.

During the quarter and nine months ended September 30, 2024, the Company did not acquire any securitized debt collateralized by Loans held for investment. During the nine months ended September 30, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million. During the quarter ended September 30, 2023, the Company did not acquire any securitized debt collateralized by Loans held for investment.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at September 30, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$1,337,900	$1,405,503
One to Three Years	2,179,159	2,302,421
Three to Five Years	1,983,884	1,738,678
Greater Than Five Years	2,365,273	2,942,234
Total	$7,866,216	$8,388,836

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of September 30, 2024, excluding any debt issued by the Company where the Company only has a clean-up call.

September 30, 2024
(dollars in thousands)
Year	Principal
Currently callable	$2,952,845
2024	—
2025	2,410,761
2026	531,530
2027	817,892
2028	592,457
Total	$7,305,485

8. Long Term Debt
Senior Notes

On May 22, 2024, the Company completed its registered underwritten public offering of $65 million aggregate principal amount of 9.00% senior notes due 2029 (the “9.00% Notes”). The 9.00% Notes were issued at 100% of the principal amount, bear interest at a rate equal to 9.00% per year, payable in cash on a quarterly basis, and are expected to mature on May 15, 2029. After deducting the underwriting discount and other debt issuance costs, the Company received approximately $62 million.

On August 12, 2024, the Company completed its registered underwritten public offering of $65 million aggregate principal amount of 9.25% senior notes due 2029 (the “9.25% Notes”). The 9.25% Notes were issued at 100% of the principal amount, bear interest at a rate equal to 9.25% per year, payable in cash on a quarterly basis, and are expected to mature on August 15, 2029. Pursuant to the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional $10 million aggregate principal amount of the 9.25% Notes to cover over-allotments, which was fully exercised by the underwriters. The Company issued $75 million of total principal amount under this offering and after deducting the underwriting discount and other debt issuance costs, the Company received approximately $72 million.

At September 30, 2024, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At September 30, 2024, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $2 million for the quarter ended September 30, 2024, and $3 million for the nine months ended September 30, 2024, respectively. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029 and August 2029 for 9.00% Notes and 9.25% Notes, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter and nine months ended September 30, 2024, the Company consolidated approximately $468 million unpaid principal balance of seasoned reperforming residential mortgage loans. During the quarter and nine months ended September 30, 2023, the Company consolidated approximately $1.4 billion and $2.6 billion, respectively, unpaid principal balance of seasoned residential reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$241,017	$248,993
Loans held for investment, at fair value	10,142,236	10,184,538
Accrued interest receivable	51,702	52,712
Other assets	18,226	15,597
Total Assets:	$10,453,181	$10,501,840

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$72,174	$75,012
Securitized debt at fair value, collateralized by Loans held for investment	7,639,906	7,248,768
Accrued interest payable	24,155	23,310
Other liabilities	1,599	2,019
Total Liabilities:	$7,737,834	$7,349,109
(1) September 30, 2024 and December 31, 2023 balances includes allowance for credit losses of $8 million and $6 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarter Ended
	September 30, 2024	September 30, 2023
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$146,007	$153,710
Interest expense, Non-recourse liabilities of VIEs	71,668	75,902
Net interest income	$74,339	$77,808

Increase (decrease) in provision for credit losses	$(975)	$(1,560)

Servicing fees	$6,533	$7,199

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$436,950	$443,286
Interest expense, Non-recourse liabilities of VIEs	214,483	208,678
Net interest income	$222,467	$234,608

Increase (decrease) in provision for credit losses	$1,760	$(3,519)

Servicing fees	$19,965	$21,403

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

The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2024, ranged from less than $1 million to $22 million with an aggregate amount of $881 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2023, ranged from less than $1 million to $20 million, with an aggregate amount of $795 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $840 million and $772 million and at September 30, 2024 and December 31, 2023, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2024 was 3.56% and the weighted average receive rate was 4.96%. At September 30, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The weighted average pay rate on the Company’s interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The Company had no swap terminations during the quarter ended September 30, 2024 and 2023, respectively. The Company had a realized loss of $17 million related to the maturity of one swap during the nine months ended September 30, 2024. The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the nine months ended September 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the nine months ended September 30, 2024, the Company exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the nine months ended September 30, 2023, the Company entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a 3.56% strike rate. The underlying swap terms will allow the Company to pay a fixed rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the nine months ended 2023, the Company terminated its existing $1.0 billion notional swaption contract for a one-year forward starting swap. The Company also entered and terminated three new swaptions contracts with $2.3 billion notional during the nine months ended September 30, 2023. The Company had net realized gains of $11 million on these swaption terminations.

During the quarter and nine months ended September 30, 2024, the Company entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which it subsequently covered for a net realized loss of $4.9 million. The Company had no outstanding U.S. Treasury futures contract at September 30, 2024. During the nine months ended September 30, 2023, the Company entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which it subsequently covered and had no outstanding U.S. Treasury futures contract at September 30, 2023. The Company had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the nine months ended September 30, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 15 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2024 and December 31, 2023.

		September 30, 2024
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,500,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Swaptions	500,000	Derivatives, at fair value	97	Derivatives, at fair value	—
U.S. Treasury futures	—	Derivatives, at fair value	—	Derivatives, at fair value	—
Total	$2,000,000		$97		$—

		December 31, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	1,500,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,500,000		$—		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters and nine months ended September 30, 2024 and 2023, respectively, is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2024	September 30, 2023
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$(13,051)	$(4,422)
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	—	—
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	6,789	4,894
Treasury futures	Net unrealized gains (losses) on derivatives	2,605	—
Treasury futures	Net realized gains (losses) on derivatives	(4,864)	—
Swaptions	Net unrealized gains (losses) on derivatives	(4,011)	4,439
Swaptions	Net realized gains (losses) on derivatives	—	—
Total		$(12,532)	$4,911

		Net gains (losses) on derivatives for the nine months ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2024	September 30, 2023
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$6,429	$6,510
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(17,317)	(45,226)
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	19,237	11,871
Treasury futures	Net unrealized gains (losses) on derivatives	—	—
Treasury futures	Net realized gains (losses) on derivatives	(4,864)	(6,344)
Swaptions	Net unrealized gains (losses) on derivatives	(3,742)	2,950
Swaptions	Net realized gains (losses) on derivatives	—	10,613
Total		$(257)	$(19,626)

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

The Company declared dividends to Series B preferred stockholders of $9 million and $25 million, or $0.71 and $1.92 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. The Company declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

The Company declared dividends to Series D preferred stockholders of $6 million and $15 million, or $0.70 and $1.90 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. The Company declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

On March 30, 2024, all 13,000,000 issued and outstanding shares of Series B Preferred Stock with an outstanding liquidation preference of $325 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

On March 30, 2024, all 8,000,000 issued and outstanding shares of Series D Preferred Stock with an outstanding liquidation preference of $200 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

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

The Company did not repurchase any of its common stock during the quarter and nine months ended September 30, 2024. The Company did not repurchase any of its common stock during the quarter ended September 30, 2023. The Company repurchased 5.8 million shares of its common stock at an average price of $5.66 for a total of $33 million during the nine months ended September 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $250 million as of September 30, 2024.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters and nine months ended September 30, 2024 and 2023. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of September 30, 2024.

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

During the quarter and nine months ended September 30, 2024, the Company declared dividends to common shareholders of $30 million and $87 million or $0.37 and $1.05 per share, respectively. During the quarter and nine months ended September 30, 2023, the Company declared dividends to common shareholders of $42 million and $138 million or $0.54 and $1.77 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters and nine months ended September 30, 2024 and 2023 are computed as follows:

	For the Quarters Ended
	September 30, 2024	September 30, 2023
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$113,672	$(16,268)
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$113,672	$(16,268)

Denominator:
Weighted average basic shares	80,810,861	75,578,214
Effect of dilutive securities	1,045,011	—
Weighted average dilutive shares	81,855,872	75,578,214

Net income (loss) per average share attributable to common stockholders - Basic	$1.41	$(0.22)
Net income (loss) per average share attributable to common stockholders - Diluted	$1.39	$(0.22)

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$258,602	$40,248
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$258,602	$40,248

Denominator:
Weighted average basic shares	80,753,709	76,699,956
Effect of dilutive securities	962,920	729,483
Weighted average dilutive shares	81,716,629	77,429,439

Net income (loss) per average share attributable to common stockholders - Basic	$3.20	$0.52
Net income (loss) per average share attributable to common stockholders - Diluted	$3.16	$0.52

There were no anti-dilutive shares as of quarter and nine months ended September 30, 2024 and 2023.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2024 and 2023:

	September 30, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(2,022)	(2,022)
Amounts reclassified from AOCI	—	—
Net current period OCI	(2,022)	(2,022)
Balance as of September 30, 2024	$183,646	$183,646

	September 30, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(49,431)	(49,431)
Amounts reclassified from AOCI	1,313	1,313
Net current period OCI	(48,118)	(48,118)
Balance as of September 30, 2023	$181,227	$181,227

There were no amounts reclassified from AOCI during the quarter ended September 30, 2024. The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold during the nine months ended September 30, 2023.

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

As of September 30, 2024, approximately 6 million shares were available for future grant under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company has approved a Stock Award Deferral Program, or the Deferral Program. Under the Deferral Program, non-employee directors and certain executive officers can elect to defer payment of certain stock awards made pursuant to the Incentive Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Incentive Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. At September 30, 2024 and December 31, 2023, there are approximately 105 thousand and 343 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At September 30, 2024 and December 31, 2023, there are approximately 209 thousand and 378 thousand dividend equivalent rights earned but not yet delivered, respectively.

Grants of Restricted Stock Units, or RSUs

The Company did not grant any RSUs during the quarters ended September 30, 2024 and 2023. During the nine months ended September 30, 2024 and 2023, the Company granted RSU awards to senior management. These RSU awards are designed to reward employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of the Company’s common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 240 thousand RSU awards during the quarter and nine months ended September 30, 2024 with a grant date fair value of $4 million for the 2023 performance year. The Company granted 273 thousand RSU awards during the nine months ended September 30, 2023 with a grant date fair value of $5 million for the 2023 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the nine months ended September 30, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the nine months ended September 30, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. The Company did not grant any PSU awards during the quarters ended September 30, 2024 and 2023. For the nine months ended September 30, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million. For the nine months ended September 30, 2023, the Company granted 202 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock-based compensation expense of $2 million and $7 million for the quarter and nine months ended September 30, 2024. The Company recognized stock-based compensation expense of $2 million and $6 million for the quarter and nine months ended September 30, 2023.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $22,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarter and nine months ended September 30, 2024 was $109 thousand and $392 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarters and nine months ended September 30, 2023 was $96 thousand and $353 thousand, respectively.

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

The Company recorded current income tax expense of $16 thousand and $55 thousand for the quarter and nine months ended September 30, 2024, respectively. The Company recorded current income tax expense of $75 thousand and $100 thousand for the quarter and nine months ended September 30, 2023, respectively.

The Company’s effective tax rate differs from its combined U.S. federal, state, and local corporate statutory tax rate primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2021, remain open for examination.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(3,228,748)	$—	$(3,228,748)	$4,553,156	$13,449	$1,337,857
Interest Rate Swaps - Gross Assets	5,960	(5,960)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	—	—	—	—	(4,779)	(4,779)
Treasury Futures - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	1,027	(930)	97	—	—	97
Total	$(3,221,761)	$(6,890)	$(3,228,651)	$4,553,156	$8,670	$1,333,175
(1) Included in other assets

	December 31, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,432,115)	$—	$(2,432,115)	$3,539,416	$22,930	$1,130,231
Interest Rate Swaps - Gross Assets	7,455	(7,455)	—	—	(11,306)	(11,306)
Swaptions - Gross Assets	11,362	(11,362)	—	—	(58)	(58)
Total	$(2,413,298)	$(18,817)	$(2,432,115)	$3,539,416	$11,566	$1,118,867
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

17. Subsequent Events

On October 16, 2024, the Company entered into a definitive agreement to acquire Palisades Group (“Palisades”), a U.S.-based alternative asset manager specializing in residential real estate credit (the “Palisades Acquisition”). Under the terms of the agreement, the Company will acquire Palisades for cash consideration of $30 million at closing, plus an additional potential earnout of up to $20 million over five years contingent upon achieving certain financial targets, with the option for us to pay 50% of the earnout payments in common shares, aligning interests with those of our shareholders. The Company expects to close the Palisades Acquisition, subject to the satisfaction of customary closing conditions.

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
•prepayments of the mortgage and other loans underlying our mortgage backed securities, or MBS, or other asset backed securities, or ABS;
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
•delays and/or unforeseen events that could cause our proposed acquisition of Palisades (as defined below) to be delayed or not consummated; and
•the potential that we may not fully realize the expected benefits of the acquisition of Palisades, including the potential financial impact

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

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency MBS. At September 30, 2024, based on the fair value of our interest earning assets, approximately 84% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 8% of our investment portfolio was Agency MBS. At December 31, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS.

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

Business Update

During the third quarter of 2024, the Federal Reserve started the process of normalizing interest rates after more than a two-year period of increasing interest rate hikes and sustained high interest rates. Due to recent reports indicating the rate of inflation has decreased, the Federal Reserve has shifted its focus to its other mandate: supporting the labor market. By the end of third quarter, the markets had priced in a more rapid interest rate decrease than originally indicated by the Federal Reserve. We believe the actual timing and amount of rate cuts will be data dependent as the Federal Reserve seeks to guide the economy towards sustainable lower inflation while maintaining full employment. The yields on the two-year and ten-year Treasury Notes ended the quarter at 3.64% and 3.79%, respectively, materially lower than the end of the previous quarter, with the yield difference showing a positive slope in the yield curve for the first time since the middle of 2022. We believe lower interest rates and a steeper yield curve are beneficial to the operating performance of the Company.

Since the beginning of the fourth quarter, Treasury yields have risen by 44 and 46 basis points across the two-year and ten-year segments of the yield curve. The market sentiment has shifted due to stronger economic data and concerns over post-election needs for increased federal funding. With the shift in sentiment, the market anticipates one or perhaps two more rate cuts in 2024, but in smaller, quarter percentage point increments.

Against this market backdrop, we increased our common stock dividend and remained active in the third quarter of 2024 with our portfolio. Highlights during the quarter include:

•Increased common stock dividend for the second consecutive quarter to $0.37.
•$75 million public unsecured corporate debt issuance.
•$50 million purchase of Non-Agency CMO securities.
•$543 million purchase of Agency CMO securities
•$118 million commitment to purchase of residential transition loans.
•$468 million securitization of Re-Performing loans.

Third Quarter Capital Raising Activity

Debt Issuance - in August, we issued $75 million of unsecured senior notes due August 15, 2029. Net of underwriting fees, we received a total of $72 million in proceeds. These notes may be redeemed, in whole or in part, at any time, from time to time, at our option on or after August 15, 2026. While we continue to favor securitized debt as a favorable source of financing for our assets, the ability to issue unsecured debt helps us to further diversify our capital structure and provides long-term financing for our mortgage credit portfolio. We invested the proceeds from the capital raise in Agency CMO’s which we expect will provide accretive returns to our shareholders. This was our second unsecured bond offering for 2024, resulting in a combined total of approximately $140 million in issuance.

Third Quarter Investment, Financing, Securitization, and Hedging Activity

Non-Agency Subordinate Bonds - We purchased and settled on four bonds totaling approximately $50 million during the third quarter. These bonds are subordinated tranches of new-issue mortgage securitizations backed by collateral that included re-performing mortgage loans, or RPLs and small balance commercial properties. We purchased these investments at discounts to their par value and expect to achieve low double-digit unlevered returns while maintaining liquidity, as the notes are unencumbered securities.

Agency CMO securities - Following the notes offering in August, we purchased $543 million of Agency CMOs with floating rate coupons. We expect that the levered return on this investment will exceed our cost of capital from the capital raise. As these investments have added portfolio value, while allowing us to maintain the liquidity we seek to make future investments in residential loans and credit securities. We expect to achieve low-to-mid teen levered returns on the CMOs.

Loans - We committed to purchase $118 million of residential transition loans during the third quarter. These loans have a 9.25% net weighted average coupon, 79% weighted average LTV, and an average 740 FICO score. We will utilize leverage through our warehouse facilities on these loans and expect to achieve a mid-to-high teen levered return. These loans are expected to settle in the fourth quarter.

Securitizations - In July, we sponsored CIM 2024-R1, a $468 million securitization of seasoned reperforming residential mortgage loans. Securities issued by CIM 2024-R1, with an aggregate balance of approximately $352 million, were sold in a private placement to institutional investors. These senior securities represented approximately 75.15% of the capital structure. Chimera retained subordinate interests in securities with an aggregate balance of approximately $116 million and certain interest-only securities. Chimera also retained an option to call the securitized mortgage loans when their unpaid principal balance is less than or equal to 30% of the unpaid principal balance of the securitized mortgage loans as of the cut-off date. The advance rate was 75% with a 5.7% weighted average cost of debt.

Financing activity - our secured financings increased by $529 million, during the quarter predominantly because of our investments in Agency CMOs made during the quarter.

Balance Sheet Hedging Activity – As of September 30, 2024, we maintained open interest rate swap positions in $1.5 billion 3.56% pay-fixed interest rate swap maturing March 2025. We also have a long position in a $500 million 1-year swaption on a 1-year pay-fixed interest rate swap (1 X 1 swaption) with a blended fixed rate of 3.45%.

Securitization Related Hedging Activity – as discussed in the investment activity section, we closed our CIM 2024-R1 securitization in the third quarter. As part of our strategy to mitigate securitization execution risk, we closed out $307 million of a short 5-year treasury futures contract position to protect the net interest spread of the CIM 2024-R1 securitization.

Palisades Acquisition

On October 16, 2024, we entered into a definitive agreement to acquire Palisades Group (“Palisades”), a U.S.-based alternative asset manager specializing in residential real estate credit (the “Palisades Acquisition”). Under the terms of the agreement, we will acquire Palisades for cash consideration of $30 million at closing, plus an additional potential earnout of up to $20 million over five years contingent upon achieving certain financial targets, with the option for us to pay 50% of the earnout payments in common shares, aligning interests with those of our shareholders. We expect to close the Palisades Acquisition during the fourth quarter of 2024, subject to the satisfaction of customary closing conditions

Market Conditions and our Strategy

Housing credit fundamentals remain strong in the residential mortgage market with low delinquencies and default rates, and home prices are higher by approximately 5% on a year-over-year basis. While existing home inventories have increased recently and are at their highest levels in the past four years, they remain low relative to pre-pandemic levels. On a more macro-level, the shortage of housing supply should continue to support home prices, albeit at a slower pace. Housing affordability continues to remain challenging, given high mortgage rates and substantial increases in home prices.

Non-Agency RMBS issuance for 2024 are projected to be approximately $100 billion, up by approximately 40% as compared to 2023 levels, and we expect investor demand for these securities to remain strong. While spreads in the residential market have tightened significantly since the end of 2023, they remain attractive from a relative value perspective when compared to investment-grade and high-yield corporate bond markets, where spreads are hovering near their tightest levels since the great financial crisis. We believe these market conditions align well with our loan securitization strategy.

While our financing costs increased during the third quarter due to additional leverage, the weighted average financing rate decreased for the first time in two years. Early in the quarter, we managed the portfolio consistent with our belief that short-term interest rates remain high for longer, and we have adjusted our strategy as new economic data warranted a shift in view. We continue to seek opportunities to finance a portion of our retained notes from securitizations with long-term non-mark-to-market facilities, but are mindful of changing, more favorable market conditions and the potential for lower interest rates in the future. To further manage interest rate risk, we are currently using financial derivatives such as interest rate swaps and swaptions to hedge against near-term net interest margin compression.

Overall, tighter spreads and lower interest rates during the quarter resulted in higher valuation of our residential credit portfolios and our book value per common share increased to $22.35 as of September 30, 2024, as compared to $21.27 as of June 30, 2024.

We declared a $0.37 dividend per common share in the third quarter of 2024, representing a 6% increase from the most recent dividend declared in the second quarter of 2024, and a 12% increase from the first quarter of 2024. Our Economic Return (as measured by the change in book value per common share plus common stock dividend) was 6.82% for the third quarter of 2024 and 15.56% year to date.

Cash management is critical to our business, and we monitor our ongoing needs for margin (including variable margin on our hedge portfolio and the ongoing margin requirements of our secured financing arrangements), repurchase agreement maturities and operating needs on a continuous basis. Over time, we expect to continue to acquire and securitize mortgage loans as well as further implement our call optimization strategy on securitizations. With available funds, we plan to evaluate the merits of any new investments, as well as other potential uses of capital, such as repurchasing outstanding common and preferred stock or reducing higher cost liabilities as they mature.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended September 30, 2024, June 30, 2024, and the nine months ended September 30, 2024 and September 30, 2023.

Net Income (Loss)
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2024	June 30, 2024	QoQ Change	September 30, 2024	September 30, 2023	YoY Change
Net interest income:
Interest income (1)	$195,295	$186,717	$8,578	$568,586	$581,700	$(13,114)
Interest expense (2)	128,844	119,422	9,422	369,733	382,988	(13,255)
Net interest income	66,451	67,295	(844)	198,853	198,712	141

Increase (decrease) in provision for credit losses	358	3,684	(3,326)	5,389	9,041	(3,652)

Other investment gains (losses):
Net unrealized gains (losses) on derivatives	(14,457)	11,955	(26,412)	2,687	9,460	(6,773)
Realized gains (losses) on derivatives	(4,864)	(17,317)	12,453	(22,181)	(40,957)	18,776
Periodic interest cost of swaps, net	6,789	6,971	12,266	19,237	11,871	7,366
Net gains (losses) on derivatives	(12,532)	1,609	(14,141)	(257)	(19,626)	19,369
Net unrealized gains (losses) on financial instruments at fair value	104,012	11,231	92,781	192,008	27,558	164,450
Net realized gains (losses) on sales of investments	—	—	—	(3,750)	(27,482)	23,732
Gains (losses) on extinguishment of debt	—	—	—	—	6,348	(6,348)
Other investment gains (losses)	1,366	1,001	365	7,053	2,077	4,976
Total other gains (losses)	92,846	13,841	79,005	195,054	(11,125)	206,179

Other expenses:
Compensation and benefits	7,203	7,011	192	23,427	25,292	(1,865)
General and administrative expenses	5,610	6,276	(666)	17,605	17,674	(69)
Servicing and asset manager fees	7,334	7,470	(136)	22,470	24,965	(2,495)
Transaction expenses	2,317	—	2,317	2,384	14,955	(12,571)
Total other expenses	22,464	20,757	1,707	65,886	82,886	(17,000)
Income (loss) before income taxes	136,475	56,695	79,780	322,632	95,660	226,972
Income taxes	16	31	(15)	55	100	(45)
Net income (loss)	$136,459	$56,664	$79,795	$322,577	$95,560	$227,017

Dividends on preferred stock	22,787	22,751	36	63,975	55,313	8,662

Net income (loss) available to common shareholders	$113,672	$33,913	$79,759	$258,602	$40,248	$218,354

Net income (loss) per share available to common shareholders:
Basic	$1.41	$0.42	$0.99	$3.20	$0.52	$2.68
Diluted	$1.39	$0.41	$0.98	$3.16	$0.52	$2.64

Weighted average number of common shares outstanding:
Basic	80,810,861	81,334,509	(523,648)	80,753,709	76,699,956	4,053,753
Diluted	81,855,872	82,281,890	(426,018)	81,716,629	77,429,439	4,287,190

Dividends declared per share of common stock	$0.37	$0.35	$0.02	$1.05	$1.78	$(0.73)
(1) Includes interest income of consolidated VIEs of $146,007 and $144,027 for the quarters ended September 30, 2024 and June 30, 2024, respectively, and $436,950 and $443,286 for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 for further discussion.

(2) Includes interest expense of consolidated VIEs of $71,668 and $69,692 for the quarters ended September 30, 2024 and June 30, 2024, respectively, and $214,483 and $208,678 for the nine months ended September 30, 2024 and 2023, respectively. See Note 9 for further discussion.
See accompanying notes to consolidated financial statements.

Results of Operations for the Quarters Ended September 30, 2024 and June 30, 2024, and for the nine months ended September 30, 2024 and September 30, 2023.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended September 30, 2024 compared to the Quarter ended June 30, 2024.

For the quarter ended September 30, 2024, our net income available to common shareholders was $114 million, or $1.41 per average basic common share, as compared to a net income of $34 million, or $0.42 per average basic common share for the quarter ended June 30, 2024. During the quarter ended September 30, 2024, we had net interest income of $66 million, unrealized gains on financial instruments at fair value of $104 million, and net losses on derivatives of $13 million, offset in part by operating expenses of $22 million and preferred stock dividend of $23 million.

The increase in net income available to common shareholders for the quarter ended September 30, 2024 as compared to June 30, 2024, was primarily driven by higher mark-to-market gains on our portfolio offset by net losses on derivatives. During the quarter ended September 30, 2024, our unrealized gains on financial instruments at fair value increased by $93 million, net gains on derivatives decreased by $14 million.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, our net income available to common shareholders was $259 million, or $3.20 per average basic common share, compared to a net income of $40 million, or $0.52 per average basic common share for the nine months ended September 30, 2023. The increase in net income available to common shareholders for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 was primarily driven by an increase in unrealized gains on financial instruments at fair value of $164 million, a decrease in net losses on sales of investments of $24 million, an increase in net gains on derivatives of $19 million, and a decrease in deal expenses of $13 million.

Interest Income

Quarter ended September 30, 2024 compared to the Quarter ended June 30, 2024.

Interest income increased by $8 million, or 4.3%, to $195 million for the quarter ended September 30, 2024, as compared to $187 million for the quarter ended June 30, 2024. This increase in our interest income during the quarter ended September 30, 2024 was primarily driven by the purchases of Agency CMO investments and an increase in our average interest earning assets as compared to the quarter ended June 30, 2024. Our average interest earning assets increased by $163 million to $12.9 billion during the quarter ended September 30, 2024 as compared to $12.7 billion for the quarter ended June 30, 2024, and the yields on our average interest earning assets increased slightly from 5.9% to 6.1%, driving the increase in the interest income. Our Agency RMBS interest income increased by $8 million, primarily due to the Agency CMO Investments.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Interest income decreased by $13 million, or 2.3%, to $569 million for the nine months ended September 30, 2024, as compared to $582 million for the nine months ended September 30, 2023. This decrease in our interest income during the nine months ended September 30, 2024 was primarily driven by a decrease in our average interest earning assets as compared to the nine months ended September 30, 2023. We reduced our Loans held for investments by $912 million, Agency CMBS positions by $148 million and Non-Agency RMBS positions by $5 million, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. However, during the nine months ended September 30, 2024, the yields on our average interest earning assets increased by 10 basis points to 5.8%, as compared to 5.7% for the nine months ended September 30, 2023, which partially offset the effects of lower interest earning asset balances.

Due to these changes in our portfolio, our interest income on Loans held for investment, and Agency CMBS decreased by $20 million and $5 million, respectively, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was offset in part by an increase in interest income of $13 million on our Agency RMBS portfolio driven by our Agency CMO purchases during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Interest Expense

Quarter ended September 30, 2024 compared to the Quarter ended June 30, 2024.

Interest expense increased by $10 million, or 8%, to $129 million for the quarter ended September 30, 2024 as compared to $119 million for the quarter ended June 30, 2024. The increase in interest expense during the quarter ended September 30, 2024, was primarily driven by higher secured financing agreements collateralized by Agency RMBS balances. The increase in interest expense on secured financing agreements was mostly driven by an increase of $6 million in secured financing agreements collateralized by Agency RMBS driven by Agency CMO purchase financings, and long term debt interest expense increase of $2 million.

Nine months ended September 30, 2024 compared to the Nine months ended September 30, 2023.

Interest expense decreased by $13 million, or 3%, to $370 million for the nine months ended September 30, 2024, as compared to $383 million for the nine months ended September 30, 2023.This decrease in interest expense for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, was primarily driven by our de-levering efforts, which included reducing our secured financing agreements and securitized debt and the Federal Reserve's 50 basis points rate cut. Our average secured financing agreements balance decreased by $64 million to $2.9 billion for the nine months ended September 30, 2024 as compared to $2.9 billion for the nine months ended September 30, 2023. As a result, our interest expenses on secured financing agreements collateralized by Loans held for investments, Non-Agency RMBS and Agency CMBS decreased by $16 million, $17 million, and $4 million, respectively, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was offset by an increase in interest expense on securitized debt of $5 million, as the average borrowing rates on our securitizations increased by 30 basis points, and an increase in interest expense of $9 million on our secured financing agreement collateralized by Agency RMBS driven by Agency CMO purchase financing, and long term debt interest expense increase of $3 million.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2024	$195,295	$128,844	$(6,789)	$122,054	$66,451	$6,789	$(1,729)	$71,511
For the Quarter Ended June 30, 2024	$186,717	$119,422	$(6,971)	$112,451	$67,295	$6,971	$(1,872)	$72,394
For the Quarter Ended March 31, 2024	$186,574	$121,468	$(5,476)	$115,992	$65,106	$5,476	$(2,581)	$68,001
For the Quarter Ended December 31, 2023	$191,204	$126,553	$(5,296)	$121,257	$64,651	$5,296	$(1,651)	$68,296
For the Quarter Ended September 30, 2023	$195,591	$132,193	$(4,894)	$127,299	$63,398	$4,894	$(2,301)	$65,991
(1) Primarily interest income on cash and cash equivalents

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarter Ended
	September 30, 2024			June 30, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$627,966	$10,343	6.6%	$459,668	$2,719	6.2%
Agency CMBS	44,236	502	4.5%	50,383	598	4.7%
Non-Agency RMBS	978,811	30,365	12.4%	973,309	30,527	12.5%
Loans held for investment	11,260,536	152,355	5.4%	11,265,266	151,001	5.4%
Total	$12,911,549	$193,565	6.1%	$12,748,626	$184,845	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$537,265	$7,563	5.7%	$376,644	$1,858	5.6%
Agency CMBS	31,001	423	5.5%	36,275	501	5.5%
Non-Agency RMBS	649,412	11,088	6.8%	657,235	11,288	6.9%
Loans held for investment	1,699,744	26,643	6.3%	1,679,210	26,170	6.2%
Securitized debt	7,887,609	73,867	3.7%	7,926,792	71,943	3.6%
Long term debt (3)	99,938	2,470	9.9%	65,000	691	9.8%
Total	$10,904,969	$122,054	4.5%	$10,741,156	$112,451	4.2%

Economic net interest income/net interest rate spread		$71,511	1.6%		$72,394	1.7%

Net interest-earning assets/net interest margin	$2,006,580		2.2%	$2,007,470		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$578,301	$13,387	6.2%	$18,828	$861	6.1%
Agency CMBS	51,917	1,814	4.7%	199,879	6,386	4.3%
Non-Agency RMBS	971,966	89,827	12.3%	976,616	88,467	12.1%
Loans held for investment	11,414,989	457,375	5.3%	12,326,662	477,768	5.2%
Total	$13,017,173	$562,403	5.8%	$13,521,986	$573,481	5.7%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$472,153	$9,422	5.9%	$2,017	$118	7.8%
Agency CMBS	37,507	1,585	5.6%	159,306	5,807	4.9%
Non-Agency RMBS	663,404	34,112	6.9%	756,784	51,270	9.0%
Loans held for investment	1,694,317	80,919	6.4%	2,013,238	97,329	6.4%
Securitized debt	8,023,370	221,298	3.7%	8,412,347	216,594	3.4%
Long term debt (3)	89,350	3,160	9.9%	—	—	—%
Total	$10,980,101	$350,496	4.3%	$11,343,691	$371,117	4.4%

Economic net interest income/net interest rate spread		$211,907	1.5%		$202,363	1.3%

Net interest-earning assets/net interest margin	$2,037,072		2.2%	$2,178,295		2.0%

Ratio of interest-earning assets to interest bearing liabilities	1.19			1.19

(1) Interest-earning assets at amortized cost
(2) Interest includes periodic net interest cost on swaps
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period

Economic Net Interest Income and the Average Earning Assets

Quarter ended September 30, 2024 compared to the Quarter ended June 30, 2024.

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $883 thousand to $72 million for the quarter ended September 30, 2024 from $72 million for the quarter ended June 30, 2024. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 10 basis points for the quarter ended September 30, 2024, as compared to the quarter ended June 30, 2024. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 10 basis points to 2.2% for the quarter ended September 30, 2024 compared to 2.3% for the quarter ended June 30, 2024. Our Average net interest-earning assets remained relatively unchanged at $2.0 billion for the quarters ended September 30, 2024 and June 30, 2024.

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $10 million to $212 million for the nine months ended September 30, 2024 from $202 million for the nine months ended September 30, 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 20 basis points for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, primarily driven by lower secured financing agreement interest expense. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 20 basis points for the nine months ended September 30, 2024, as compared to the same period of 2023. Our Average net interest-earning assets decreased by $141 million to $2.0 billion for the nine months ended September 30, 2024, compared to $2.2 billion for the same period of 2023.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2024	$10,904,969	$122,054	4.48%	5.29%	5.24%	0.05%
For the Quarter Ended June 30, 2024	$10,741,156	$112,451	4.24%	5.33%	5.33%	0.00%
For the Quarter Ended March 31, 2024	$10,629,205	$115,992	4.37%	5.33%	5.32%	0.01%
For the Quarter Ended December 31, 2023	$10,969,602	$121,257	4.42%	5.34%	5.38%	(0.04)%
For the Quarter Ended September 30, 2023	$11,329,002	$127,299	4.49%	5.30%	5.37%	(0.07)%

Average interest-bearing liabilities increased by $164 million for the quarter ended September 30, 2024, as compared to the quarter ended June 30, 2024. Economic interest expense increased by $10 million for the quarter ended September 30, 2024, as compared to the quarter ended June 30, 2024 driven by the decrease in average interest-bearing liabilities.

Average interest-bearing liabilities decreased by $364 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Economic interest expense decreased by $21 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended September 30, 2024, we recorded an increase in provision for credit losses of $358 thousand, as compared to an increase in provision of credit losses of $4 million for the quarter ended June 30, 2024. For the nine months ended September 30, 2024, we recorded an increase in provision for credit losses of $5 million, as compared to an increase in provision of credit losses of $9 million for the nine months ended September 30, 2023.

The increase in provision for credit losses for the quarter and nine months ended September 30, 2024 as compared to the quarter ended June 30, 2024, and nine months ended September 30, 2023, is primarily due to an increase in expected losses and delinquencies.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended September 30, 2024 and June 30, 2024, and nine months ended September 30, 2024 and September 30, 2023, respectively.

	For the Quarter Ended
	September 30, 2024	June 30, 2024
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$6,789	$6,971
Realized gains (losses) on derivative instruments, net:
Swaps	—	(17,317)
Treasury futures	(4,864)	—
Swaptions	—	—
Total realized gains (losses) on derivative instruments, net	(4,864)	(17,317)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	(13,051)	15,801
Treasury futures	2,605	(2,605)
Swaptions	(4,011)	(1,241)
Total unrealized gains (losses) on derivative instruments, net:	(14,457)	11,955
Total gains (losses) on derivative instruments, net	$(12,532)	$1,609

	For the Nine Months Ended
	September 30, 2024	September 30, 2023
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$19,237	$11,871
Realized gains (losses) on derivative instruments, net:
Swaps	(17,317)	(45,226)
Treasury futures	(4,864)	(6,344)
Swaptions	—	10,613
Total realized gains (losses) on derivative instruments, net	(22,181)	(40,957)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	6,429	6,510
Treasury futures	—	—
Swaptions	(3,742)	2,950
Total unrealized gains (losses) on derivative instruments, net:	2,687	9,460
Total gains (losses) on derivative instruments, net	$(257)	$(19,626)

During the quarters ended September 30, 2024 and June 30, 2024, we recognized total net losses on derivatives of $13 million and net gains on derivatives of $2 million, respectively. During the nine months ended September 30, 2024 and September 30, 2023, we recognized total net losses on derivatives of $257 thousand and $20 million, respectively.

Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swap at September 30, 2024 was 3.56% and the weighted average receive rate was 4.96%. At September 30, 2024, the weighted average maturity on our interest rate swaps was less than one year. The weighted average pay rate on our interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on our interest rate swaps was less than one year.

We had no swap terminations during the quarters ended September 30, 2024 and 2023, respectively. We had a realized loss of $17 million related to the maturity of one swap during the nine months ended September 30, 2024. We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the nine months ended September 30, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the nine months ended September 30, 2024, we exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the nine months ended September 30, 2023, we entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a 3.56% strike rate. The underlying swap terms will allow us to pay a fixed rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the nine months ended 2023, we terminated our existing $1.0 billion notional swaption contract for a one-year forward starting swap. We also entered and terminated three new swaptions contracts with $2.3 billion notional during the nine months ended September 30, 2023. We had net realized gains of $11 million on these swaption terminations.

During the quarter and nine months ended September 30, 2024, we entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which we subsequently covered for a net realized loss of $4.9 million. We had no outstanding U.S. Treasury futures contract at September 30, 2024. During the nine months ended September 30, 2023, we entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with a notional of $600 million and $375 million, respectively, which we subsequently covered and had no outstanding U.S. Treasury futures contract at September 30, 2023. We had a net realized loss of $6 million on covering these short U.S. Treasury futures contract. We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the nine months ended September 30, 2023 for a realized loss of $187 thousand.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

As discussed earlier, generally tighter residential credit spreads and lower interest rates during the quarter and nine months ended September 30, 2024, as compared to the previous periods resulted in an increase in market value of our investments. We recorded Net unrealized gains on financial instruments at fair value of $104 million and $11 million for the quarters ended September 30, 2024 and June 30, 2024, respectively. We recorded Net unrealized gains on financial instruments at fair value of $192 million and $28 million for the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

During the quarters ended September 30, 2024 and June 30, 2024, we did not have sales of investments. During the nine months ended September 30, 2024, and September 30, 2023, we recorded a realized loss of $4 million and $27 million, respectively, as we sold some of our Agency CMBS investments.

Gain and Loss on Extinguishment of Debt

When we acquire our outstanding securitized debt, we extinguish the outstanding debt and recognize a gain or loss based on the difference between the carrying value of the debt and the cost to acquire the debt which is reflected in the Consolidated Statements of Operations as a gain or loss on extinguishment of debt.

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended September 30, 2024 and June 30, 2024, and nine months ended September 30, 2024 and September 30, 2023.

We did not acquire any securitized debt collateralized by loans held for investment during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million.

Long Term Debt Expense

During the second quarter of 2024, we issued $65 million aggregate principal amount of 9.00% unsecured senior notes due 2029 that pays quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $62 million of proceeds.

During the third quarter of 2024, we issued $75 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 9.25% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $72 million of proceeds.

At September 30, 2024, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At September 30, 2024, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $2 million for the quarter ended September 30, 2024 and $3 million for the nine months ended September 30, 2024.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2024	$15,130	0.45%	2.25%
For the Quarter Ended June 30, 2024	$13,287	0.41%	2.01%
For the Quarter Ended March 31, 2024	$15,000	0.47%	2.31%
For the Quarter Ended December 31, 2023	$13,144	0.41%	2.08%
For the Quarter Ended September 30, 2023	$12,641	0.38%	1.99%

The Compensation and benefits costs remained unchanged at $7 million for the quarters ended September 30, 2024 and June 30, 2024, respectively. The Compensation and benefits costs were approximately $23 million and $25 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in Compensation and benefits costs for the nine months ended September 30, 2024 compared to the respective prior period, was primarily driven by lower severance expense and performance based compensation costs.

The general and administrative expenses remained unchanged at $6 million for the quarters ended September 30, 2024 and June 30, 2024, respectively. The general and administrative expenses remained unchanged at $18 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

We incurred transaction expenses in relation to securitizations of $2 million for the quarter ended September 30, 2024. We did not incur any transaction expenses for the quarter ended June 30, 2024. The transactions expenses were approximately $2 million and $15 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in transaction expenses for the nine months ended September 30, 2024 compared to respective prior period, was driven by lower call and securitization activity.

Servicing and Asset Manager Fees

Servicing fees and asset manager expenses remained unchanged at $7 million for the quarters ended September 30, 2024, and June 30, 2024, respectively. The servicing fees and asset manager expenses were $22 million and $25 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

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

	For the Quarters Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$113,672	$33,913	$111,016	$12,104	$(16,268)
Adjustments:
Net unrealized (gains) losses on financial instruments at fair value	(104,012)	(11,231)	(76,765)	(6,815)	43,988
Net realized (gains) losses on sales of investments	—	—	3,750	3,752	460
(Gains) losses on extinguishment of debt	—	—	—	2,473	—
Increase (decrease) in provision for credit losses	358	3,684	1,347	2,330	3,217
Net unrealized (gains) losses on derivatives	14,457	(11,955)	(5,189)	15,871	(17)
Realized (gains) losses on derivatives	4,864	17,317	—	—	—
Transaction expenses	2,317	—	67	425	90
Stock Compensation expense for retirement eligible awards	(424)	(419)	1,024	(391)	(392)
Other investment (gains) losses	(1,366)	(1,001)	(4,686)	986	(2,381)
Earnings available for distribution	$29,866	$30,308	$30,564	$30,735	$28,697

GAAP net income (loss) per diluted common share	$1.39	$0.41	$1.36	$0.16	$(0.21)
Earnings available for distribution per adjusted diluted common share	$0.36	$0.37	$0.37	$0.40	$0.38

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Weighted average diluted shares - GAAP	81,855,872	82,281,890	81,718,214	77,443,108	75,578,214
Potentially dilutive shares (1)	—	—	—	—	665,849
Adjusted weighted average diluted shares - Earnings available for distribution	81,855,872	82,281,890	81,718,214	77,443,108	76,244,063
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended September 30, 2023.

Our Earnings available for distribution for the quarter ended September 30, 2024 were $30 million, or $0.36 per average diluted common share, and remained relatively unchanged as compared to $30 million, or $0.37 per average diluted common share for the quarter ended June 30, 2024.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2024	20.30%	10.64%	6.79%
For the Quarter Ended June 30, 2024	8.57%	11.06%	7.08%
For the Quarter Ended March 31, 2024	19.90%	10.45%	7.31%
For the Quarter Ended December 31, 2023	4.84%	10.81%	7.70%
For the Quarter Ended September 30, 2023	0.34%	10.40%	7.14%
Return on average equity increased to 20.30% for the quarter ended September 30, 2024, as compared to 8.57% for the quarter ended June 30, 2024. This increase is driven primarily by higher mark to market gains during the quarter ended September 30, 2024, as compared to the quarter ended June 30, 2024. Economic net interest income as a percentage of average equity decreased by 42 basis points for the quarter ended September 30, 2024 as compared to the quarter ended June 30, 2024. Earnings available for distribution as a percentage of average common equity decreased by 29 basis points for the quarter ended September 30, 2024 as compared to the quarter ended June 30, 2024.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2024, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the nine months ended September 30, 2024, on an aggregate basis, we purchased $1.6 billion of investments, sold $35 million of investments, and received $1.1 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2024 and December 31, 2023.

	September 30, 2024	December 31, 2023
Interest earning assets at period-end (1)	$13,424,529	$12,543,336
Interest bearing liabilities at period-end	$10,749,770	$10,109,008
GAAP Leverage at period-end	3.9:1	4.0:1
GAAP Leverage at period-end (recourse)	1.2:1	1.0:1
(1) Excludes cash and cash equivalents.

	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.7%	7.5%	8.3%	8.3%
Senior	3.6%	4.0%	4.7%	5.4%
Subordinated	2.9%	2.3%	2.9%	2.2%
Interest-only	1.2%	1.2%	0.7%	0.7%
Agency RMBS	7.3%	0.2%	7.6%	0.1%
CMO	7.2%	—%	7.2%	—%
Interest-only	0.1%	0.2%	0.1%	0.1%
Agency CMBS	0.4%	0.7%	0.3%	0.7%
Project loans	0.3%	0.6%	0.2%	0.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Loans held for investment	84.6%	91.6%	84.1%	90.9%
Fixed-rate percentage of portfolio	91.2%	96.5%	90.7%	95.9%
Adjustable-rate percentage of portfolio	8.8%	3.5%	9.3%	4.1%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio at September 30, 2024 and December 31, 2023. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,023,580	$45.41	$62.97	5.7%	17.6%	5.0%	4.7%	1.1%	1.5%	15.0%	2.0%
Subordinated	$658,194	$58.71	$58.52	4.5%	8.1%	7.9%	6.1%	0.4%	0.6%	26.4%	6.6%
Interest-only	$2,699,126	$5.73	$3.41	0.6%	4.4%	5.4%	5.2%	0.5%	0.8%	30.7%	—%
Agency RMBS
CMO	$956,976	$100.01	$100.23	6.5%	6.5%	11.2%	13.2%	N/A	N/A	N/A	N/A
Interest-only	$384,826	$5.12	$4.37	0.3%	5.1%	8.5%	8.6%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$40,890	$101.52	$88.78	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$468,136	$1.38	$1.42	0.6%	9.2%	7.6%	3.9%	N/A	N/A	N/A	N/A
Loans held for investment	$11,557,126	$97.91	$97.84	5.7%	5.5%	7.1%	6.5%	0.6%	0.6%	24.0%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency Mortgage-Backed Securities
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%	4.1%	5.0%	1.5%	1.8%	32.2%	2.6%
Subordinated	$583,049	$50.92	$47.49	3.3%	6.7%	4.6%	5.7%	0.2%	0.9%	18.4%	6.5%
Interest-only	$2,874,680	$5.49	$3.16	0.5%	4.2%	4.5%	5.0%	0.9%	1.0%	24.9%	1.9%
Agency RMBS
Interest-only	$392,284	$4.90	$3.83	0.1%	5.7%	8.6%	9.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$86,572	$101.44	$91.46	4.0%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$478,239	$1.62	$1.73	0.5%	8.2%	0.3%	1.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,028,480	$98.35	$94.90	5.7%	5.4%	6.5%	6.5%	0.6%	0.6%	23.9%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Balance, beginning of period	$125,881	$130,624	$139,737	$147,252	$145,322
Accretion of discount	(10,949)	(11,142)	(8,179)	(12,840)	(9,022)
Purchases	2,834	919	1,848	—	(9)
Sales	—	—	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	6,187	5,480	(2,782)	5,325	10,961
Balance, end of period	$123,953	$125,881	$130,624	$139,737	$147,252

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

Current Period

We held cash and cash equivalents of approximately $97 million and $222 million at September 30, 2024 and December 31, 2023, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $124 million from December 31, 2023 to September 30, 2024.

Our operating activities provided net cash of approximately $168 million and $182 million for the nine months ended September 30, 2024 and 2023, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $222 million and $237 million during the nine months ended September 30, 2024 and 2023, respectively.

Our investing activities used cash of $511 million and provided cash of $175 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we used cash on investment purchases of $986 million of Agency MBS, $523 million of Loans held for investment and $96 million of Non-Agency RMBS offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.1 billion and from sale of our Agency MBS of $35 million. During the nine months ended September 30, 2023, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.2 billion and from sale of our Agency MBS of $286 million.

Our financing activities provided cash of $219 million and used cash of $483 million for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024, we received cash from net proceeds on our secured financing agreements of $791 million, and issuance of unsecured notes of $134 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $875 million, and payment of common and preferred dividends of $171 million. During the nine months ended September 30, 2023, we primarily used cash for repayment of principal on our securitized debt of $1.5 billion, net payments on our secured financing agreements of $827 million, payment of common and preferred dividends of $208 million and payment for repurchase of our common stock of $33 million. This cash used was offset in part by cash received for issuance of securitized debt collateralized by loans of $2.0 billion.

Our recourse leverage was 1.2:1 and 1.0:1 at September 30, 2024 and at December 31, 2023, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. As of September 30, 2024 and December 31, 2023, we had $550 million and $377 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At September 30, 2024 and December 31, 2023, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	September 30, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$282,250	5.47	5.45% - 5.55%	$—	N/A	NA
1 to 29 days	774,901	5.99%	5.20% - 7.78%	272,490	7.35%	6.30% - 8.22%
30 to 59 days	216,357	6.80%	6.00% - 7.76%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	322,328	6.34%	5.46% - 7.10%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	69,445	6.27%	6.27% - 6.27%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	777,682	8.47%	5.72% - 12.50%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	205,604	6.26%	6.18% - 6.83%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	241,397	7.93%	7.93% - 7.93%	808,601	9.36%	8.36% - 12.50%
2 to 3 years	—	—%	N/A	—	—%	N/A
Greater than 3 years	345,108	5.07%	5.07% - 5.07%	362,215	5.11%	5.10% - 7.15%
Total	$3,235,072	6.70%		$2,444,091	7.51%

Average remaining maturity of Secured financing agreements secured by:
	September 30, 2024	December 31, 2023
Agency RMBS	9 Days	N/A
Agency CMBS	7 Days	32 Days
Non-Agency RMBS and Loans held for investment	298 Days	418 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a ‘haircut’, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have remained relatively unchanged on secured financing agreements collateralized by Agency CMBS and Loans held for investments as of September 30, 2024 and December 31, 2023. At September 30, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS was 5.4%, Agency CMBS was 5.6%, and Non-Agency RMBS and Loans held for investment was 26.2%. At December 31, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of September 30, 2024, we have entered into

$869 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-mark-to-market (non-MTM) facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements which are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited mark-to-market (limited MTM) facilities. As of September 30, 2024 we have $519 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At September 30, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 5.4%, Agency CMBS was 5.3% and Non-Agency MBS and Loans held for investment was 7.2%. At December 31, 2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.6%, and Non-Agency MBS and Loans held for investment was 7.6%.

We entered into a secured financing agreement during fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2024 and December 31, 2023 was $345 million and $362 million, respectively. The fair value of collateral pledged was $399 million and $401 million as of September 30, 2024 and December 31, 2023, respectively. We carry this secured financing instrument at fair value of $339 million and $350 million as of September 30, 2024 and December 31, 2023, respectively. At September 30, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.1%. At September 30, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At September 30, 2024, the maturity on the secured financing agreements at fair value was three years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End September 30, 2024	$2,986,995	$3,228,748
Quarter End June 30, 2024	$2,561,042	$2,699,299
Quarter End March 31, 2024	$2,421,953	$2,384,678
Quarter End December 31, 2023	$2,547,584	$2,432,115
Quarter End September 30, 2023	$2,665,230	$2,603,911

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2024 and December 31, 2023, the carrying value of our total interest-bearing debt was approximately $10.7 billion and $10.1 billion, respectively, which represented a leverage ratio of approximately 3.9:1 and 4.0:1, respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2024, we had secured financing agreements with 13 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of September 30, 2024 and December 31, 2023, we had $4.6 billion and $3.6 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the Federal Funds Rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and U.S. Treasury futures. The average remaining maturities on our interest rate swaps at September 30, 2024 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2024:

September 30, 2024

Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	8	$1,545,428	$603,913
Japan	2	1,073,649	534,846
Canada	2	590,280	157,574
Spain	1	25,715	1,131
Total	13	$3,235,072	$1,297,464
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At September 30, 2024, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 172 days. The amount at risk with Nomura was $495 million. At December 31, 2023, we had amounts at risk with Nomura, of 17% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

At September 30, 2024, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarter and nine months ended September 30, 2024. We did not repurchase any common stock during the quarter ended September 30, 2023. We repurchased 5.8 million shares of common stock at an average price of $5.66 for a total of $33 million during the nine months ended September 30, 2023.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters and nine months ended September 30, 2024 and 2023. The approximate dollar value of shares that may yet be issued under our "at the market" offerings program is $426 million as of September 30, 2024.

During the quarter and nine months ended September 30, 2024, we declared dividends to common shareholders of $30 million and $87 million or $0.37 and $1.05 per share, respectively. During the quarter and nine months ended September 30, 2023, the Company declared dividends to common shareholders of $42 million and $138 million or $0.54 and $1.77 per share, respectively.

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

We declared dividends to Series B preferred stockholders of $9 million and $25 million, or $0.71 and $1.92 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. We declared dividends to Series B preferred stockholders of $7 million and $20 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

We declared dividends to Series D preferred stockholders of $6 million and $15 million, or $0.70 and $1.90 per preferred share, during the quarter and nine months ended September 30, 2024, respectively. We declared dividends to Series D preferred stockholders of $4 million and $12 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2023, respectively.

On October 30, 2021, all 5,800,000 issued and outstanding shares of Series A Preferred Stock with an outstanding liquidation preference of $145 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

On March 30, 2024, all 13,000,000 issued and outstanding shares of Series B Preferred Stock with an outstanding liquidation preference of $325 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

On March 30, 2024, all 8,000,000 issued and outstanding shares of Series D Preferred Stock with an outstanding liquidation preference of $200 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, we believe, given all of the information available to the us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum have automatically replaced, or will automatically replace, three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

As of September 30, 2024, approximately 6 million shares were available for future grant under the Plan.

Grants of Restricted Stock Units, or RSUs
During the quarters and nine months ended September 30, 2024 and 2023, we granted RSU awards to senior management. These RSU awards are designed to reward employees for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of ours common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 240 thousand RSU awards during the nine months ended September 30, 2024 with a grant date fair value of $4 million for the 2024 performance year. We granted 273 thousand RSU awards during the nine months ended September 30, 2023 with a grant date fair value of $5 million for the 2023 performance year.

Grants of Performance Share Units, or PSUs
PSU awards are designed to align compensation with our future performance. The PSU awards granted during the nine months ended September 30, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the nine months ended September 30, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. We did not grant any PSU awards during the quarters ended September 30, 2024 and 2023. For the nine months ended September 30, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million. For the nine months ended September 30, 2023, the Company granted 202 thousand PSU awards to senior management with a grant date fair value of $3 million.

At September 30, 2024 and December 31, 2023, there were approximately 1.1 million and 1.2 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at September 30, 2024 and December 31, 2023. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,648,568	$241,397	$345,107	$—	$3,235,072
Securitized debt, collateralized by Non-Agency RMBS	47	91	—	9	147
Securitized debt at fair value, collateralized by Loans held for investment	1,337,900	2,179,159	1,983,884	2,365,273	7,866,216
Interest expense on MBS secured financing agreements (1)	30,957	1,701	1,409	—	34,068
Interest expense on securitized debt (1)	264,122	407,225	270,087	316,869	1,258,304
Total	$4,281,596	$2,829,573	$2,600,489	$2,682,151	$12,393,807
(1) Interest is based on variable rates in effect as of September 30, 2024.

December 31, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,273,274	$808,602	$362,215	$—	$2,444,091
Securitized debt, collateralized by Non-Agency RMBS	251	326	—	67	644
Securitized debt at fair value, collateralized by Loans held for investment	1,405,503	2,302,421	1,738,678	2,942,234	8,388,836
Interest expense on MBS secured financing agreements (1)	23,423	6,555	1,696	—	31,674
Interest expense on securitized debt (1)	273,963	425,281	294,111	356,337	1,349,693
Total	$2,976,414	$3,543,185	$2,396,700	$3,298,638	$12,214,938
(1) Interest is based on variable rates in effect as of December 31, 2023.

Not included in the table above are the unfunded construction loan commitments of $5 million as of September 30, 2024 and December 31, 2023. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. We did not fund any capital to this commitment during the quarter ended September 30, 2024. During the nine months ended September 30, 2024, we funded an additional $10 million towards that commitment, which brought our total funding to $56 million, leaving an unfunded commitment of $19 million.

Capital Expenditure Requirements

At September 30, 2024 and December 31, 2023, we had no material commitments for capital expenditures.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Balance, beginning of period	$78,366	$98,035	$95,366	$81,236	$80,532
Realized losses	534	(1,940)	(345)	(1,225)	(1,727)
Accretion	2,926	3,140	2,978	2,569	2,576
Losses on purchases	—	—	—	—	6
Losses on sold/paid-off	—	(2)	—	—	95
Increase/(decrease)	(458)	(20,867)	36	12,786	(246)
Balance, end of period	$81,368	$78,366	$98,035	$95,366	$81,236

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Balance, beginning of period	$190,675	$213,050	$213,644	$251,002	$254,354
Realized losses	(6,226)	(8,149)	(8,078)	(8,457)	(8,200)
Accretion	2,703	2,964	2,961	3,427	3,444
Losses on purchases	—	—	—	—	—
Increase/(decrease)	(5,257)	(17,190)	4,523	(32,328)	1,404
Balance, end of period	$181,895	$190,675	$213,050	$213,644	$251,002

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2024 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2024 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	9.18%	7.04%
-50 Basis Points	4.45%	3.61%
Base Interest Rate	—	—
+50 Basis Points	(3.56)%	(3.21)%
+100 Basis Points	(6.64)%	(6.10)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2024. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2024
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$111,975	$439,503	$23,886	$12,872,519	$13,447,883
Cash equivalents	97,326	—	—	—	97,326
Total rate sensitive assets	$209,301	$439,503	$23,886	$12,872,519	$13,545,209

Rate sensitive liabilities	4,312,693	3,354,364	—	2,933,603	10,600,660
Interest rate sensitivity gap	$(4,103,392)	$(2,914,861)	$23,886	$9,938,916	$2,944,549

Cumulative rate sensitivity gap	$(4,103,392)	$(7,018,253)	$(6,994,367)	$2,944,549

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(30)%	(52)%	(52)%	22%

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
(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the third quarter of 2024.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the 2023 Form 10-K.

Completion of the Palisades Acquisition remains subject to conditions and we may fail to realize the expected benefits of the Palisades Acquisition.

The Palisades Acquisition is subject to various customary closing conditions. There is no assurance that these closing conditions will be satisfied in a timely manner or at all. In addition, we may not fully realize our expected benefits of the Palisades Acquisition in a timely fashion or at all. We may be required to devote significant attention and resources to successfully integrate Palisades’ operations into our existing business. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the Palisades Acquisition. Failure to achieve the anticipated benefits of the Palisades Acquisition could adversely affect our results of operations.

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

The Company did not repurchase any of its common stock during the quarter and nine months ended September 30, 2024. The Company repurchased 1.9 million shares of its common stock at an average price of $16.98 for a total of $33 million during the nine months ended September 30, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $250 million as of September 30, 2024.

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

4.8
Third Supplemental Indenture, dated August 19, 2024, between the Company and Wilmington Trust, National Association, as Trustee (incorporated by reference as Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed on August 19, 2024).

4.9
Form of 9.000% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Second Supplemental Indenture, incorporated by reference as Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed on May 22, 2024).

4.10
Form of 9.250% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Third Supplemental Indenture, incorporated by reference as Exhibit 4.11 to the Company’s Registration Statement on Form 8-A filed on August 19, 2024).

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
Date: November 6, 2024

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: November 6, 2024