Form 10-K
period 2024-12-31
CHIMERA INVESTMENT CORP
filed 2025-02-19
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: December 31, 2024

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
Yes ☐ No ☑

At June 30, 2024, the aggregate market value of the voting stock held by non-affiliates of the Registrant was 1,019,981,760 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2025 was 80,922,573.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

CHIMERA INVESTMENT CORPORATION

FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “goal,” “target,” “assume,” ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ “project,” “budget,” “forecast,” “predict,” “potential,” ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ “could,” ‘‘would,’’ ‘‘will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

•our ability to obtain funding on favorable terms and access the capital markets;
•our ability to achieve optimal levels of leverage and effectively manage our liquidity;
•changes in inflation, the yield curve, interest rates and mortgage prepayment rates;
•our ability to manage credit risk related to our investments and comply with the Risk Retention Rules;
•rates of default, delinquencies, forbearance, deferred payments or decreased recovery rates on our investments;
•the concentration of properties securing our securities and residential loans in a small number of geographic areas;
•our ability to execute on our business and investment strategy;
•our ability to determine accurately the fair market value of our assets;
•changes in our industry, the general economy or geopolitical conditions;
•our ability to successfully integrate and realize the anticipated benefits of any acquisitions, including the Palisades Acquisition (as defined below);
•our ability to operate our investment management and advisory services and manage any regulatory rules and conflicts of interest;
•the degree to which our hedging strategies may or may not be effective;
•our ability to effect our strategy to securitize residential mortgage loans;
•our ability to compete with competitors and ability to source target assets at attractive prices;
•our ability to find and retain qualified executive officers and key personnel;
•the ability of servicers and other third parties to perform their services at a high level and comply with applicable law and expanding regulations;
•our dependence on information technology and its susceptibility to cyber-attacks;
•our ability to comply with extensive government regulation;
•the impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;
•our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (the “1940 Act”);
•our ability to maintain our classification as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;
•the volatility of the market price and trading volume of our shares; and
•our ability to make distributions to our stockholders in the future.

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

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Annual Report on Form 10-K: Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); ABS refers to asset-back securities; MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; and Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency.

PART I
Item 1. Business

The Company

We are a publicly traded REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets for ourselves and for unrelated third parties through our third-party investment management and advisory services. The assets we may invest in and manage for others include residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose loans (“BPLs”) (including residential transition loans (“RTLs”)) and investor loans, mortgage servicing rights (“MSRs”) and other real estate-related assets such as Agency CMBS, junior liens and home equity lines of credit, or HELOCs, equity appreciation rights, and reverse mortgages.

We hold our investments through our various subsidiaries. The MBS and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated securities. Our investment management and advisory services are provided on a discretionary basis through investment funds that we manage (the “Discretionary Funds”) and on a non-discretionary basis with respect to assets acquired and owned by third-party institutions, including insurance companies, credit funds, and other institutional investors.

We were incorporated in Maryland on June 1, 2007 and started trading on the NYSE in November 2007. On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries for cash consideration of $30 million at closing, plus an additional potential earnout of up to $20 million over five years contingent upon achieving certain financial targets, with the option for us to pay 50% of the earnout payments in common shares (the “Palisades Acquisition”). As a result of the Palisades Acquisition, we began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration.

We do not own an interest in the Discretionary Funds other than any capital commitment that we may make in the future on a direct or indirect basis, including through co-investments. The Company did not acquire the general partners of the existing Discretionary Funds as part of the Palisades Acquisition. TPG is the non-member manager of the general partners of the existing Discretionary Funds and serves as the investment manager of the existing Discretionary Funds. In each case, the investment period of the existing Discretionary Funds has ended, and investments made on behalf of any future Discretionary Funds will be subject to a comprehensive policy regarding the allocation of investment opportunities between each such future Discretionary Fund and our own account.

Our Business Strategy

Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income from our investment portfolio whose asset performance is linked to mortgage credit fundamentals and fees generated from providing third-party investment management and advisory services to third parties. Net interest income from our investment portfolio is the interest income we earn on investments less the interest expense we incur on borrowed funds. In addition, we generate income from our third-party investment management and advisory services. Currently, the primary sources of such income are the fees we receive from institutions for our non-discretionary investment management and advisory services less the cost of providing such services. In the future, Discretionary Funds are expected to be a source of investment management and advisory services fees and incentive-based income for us.

We plan to execute our business strategy through a combination of organic and external growth, depending on opportunities and market conditions. In addition to our strategy of building a durable portfolio of residential mortgage assets, we may invest in operational platforms, including entities that originate or service mortgage loans, and other businesses, partnerships or investments that could enhance our business activities and returns to our shareholders through diversification of revenue from capital lite fee income. We believe that our strategy of generating income from our portfolio along with fees and incentive-based income from our third-party investment management and advisory services, while remaining open to opportunities to enhance these activities, will provide us an opportunity to pay dividends throughout changing market cycles.

Our Investment Strategy

We selectively invest in residential mortgage assets with a focus on credit analysis and risk management. Our risk management approach emphasizes asset-level credit performance, prepayment and interest rate sensitivity. We make investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, credit fundamentals, macroeconomic considerations, supply and demand dynamics, credit and market risk concentration limits, liquidity, cost of financing and financing availability. Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We adjust our strategy in response to changing market conditions by shifting our asset allocations across various asset classes as interest rate and credit cycles change over time. Subject to maintaining our REIT status and exemption from registration under the 1940 Act, we do not have any limitations on the amounts we may invest in any of our targeted asset classes for our own account. Investments made on behalf of the Discretionary Funds are subject to any investment limitations and guidelines set forth in the related constituent documentation, including the offering documents and the limited partnership agreements of the Discretionary Funds.

We use leverage to increase potential returns from our investments. Our income is generated primarily by the difference, or net spread, between the income we earn on our assets and the cost of our borrowings. We expect to finance our investments using a variety of financing sources, including securitizations, secured borrowings through the use of warehouse facilities and repurchase agreements, and the issuance of debt and equity capital. We may seek to manage our debt and interest rate risk by utilizing interest rate hedges, such as interest rate swaps, caps, options and futures to reduce the effect of interest rate fluctuations related to our financing sources.

During 2024, we continued to acquire and securitize pools of residential mortgage loans, generally reperforming mortgage loans (“RPLs”) and Non-QMs, that we believed would generate an attractive risk-adjusted return, and made investments in Agency collateralized mortgage obligations (“CMOs”) and RTLs, reflecting our view of market conditions and opportunities. During 2025, we expect to continue acquiring and securitizing mortgage loans as well as opportunistically calling our existing securitizations and reinvesting proceeds into attractive investments. When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, (the “Risk Retention Rules”) which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of the RMBS we acquire through securitization is subject to the Risk Retention Rules which materially limit our ability to sell or hedge such investments as needed, which may require us to hold investments that we may otherwise desire to sell during times of severe market disruption in the mortgage, housing, credit or related sectors” discussion in Item 1A “Risk Factors” section for more details. We generally finance these subordinate securities with secured financing agreements. The securities we do not retain are typically sold through securities underwriters. Other than the Risk Retention Rules, there is no limit on the amount we may retain of these below-investment-grade subordinate certificates.

In addition, we have purchased and expect to continue to purchase RTLs and invest in various residential mortgage assets to take advantage of opportunities and market conditions. We believe these RTLs strengthened our portfolio in 2024 because they are short duration assets with a high average coupon, providing an attractive risk reward profile in times of rate volatility. Currently, we do not use term securitization to finance RTLs and instead use repurchase facilities. We may evaluate revolving securitization structures as a means to finance RTLs in the future.

In 2025, in addition to our securitization and RTL activities, we intend to explore opportunities to increase our Agency RMBS portfolio and other investment allocation strategies. We intend to look for opportunities to invest in assets that we believe complement our portfolio, including MSRs, which are the rights to service a pool of residential mortgage loans in exchange for a portion of the interest payments on such loans. We also intend to seek to add direct partnerships with lenders as a means to source investments. We expect to continue financing our investments using a variety of sources, and as part of our overall strategy, may continue to finance a portion of our loan portfolio with long-term secured facilities.

Our Securitization Programs

We currently have the following five securitization programs:

•Our “R” program, our most active program, securitizes seasoned RPLs, whether newly acquired from a third party or upon the exercise of a call option, in a Real Estate Mortgage Investment Conduit (“REMIC”) transaction;
•Our “NR” program securitizes seasoned residential mortgage loans that are not eligible to be securitized in REMIC, transactions;
•Our “I” program securitizes Non-Agency eligible investor mortgage loans;
•Our “J” program securitizes jumbo prime residential mortgage loans; and
•Our “INV” program securitizes Agency-eligible investor mortgage loans.

We did not sponsor any securitizations under our “J” and “INV” programs during the year ended December 31, 2024.

“R” and “NR” Non-Rated Programs. The securities issued in our “R” and “NR” securitizations are generally not rated and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. During 2024, we sponsored one “R” securitization. We are generally required under GAAP to consolidate the assets and liabilities of the “NR” and “R” securitization entities for financial reporting purposes. Each of the consolidated entities is independent of us and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor or depositor) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold.

“I” Programs. The securities issued in our “I” securitizations are rated by one or more nationally recognized statistical ratings organizations and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the interest-only securities. We are generally required under GAAP to consolidate the assets and liabilities of the “I” securitization entities for financial reporting purposes. We did not sponsor any securitizations under our “I” securitization program in 2024.

The table below sets forth certain information about our “R” securitizations we completed during the year ended December 31, 2024.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
	(dollars in thousands)
CIM 2024-R1	468,148	351,813	116,335	446,882	330,560	116,321
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

Our Investment Portfolio

At December 31, 2024, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 4% of our investment portfolio was Agency MBS. At December 31, 2023, based on the fair value of our interest earning assets, approximately 91% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 1% of our investment portfolio was Agency MBS. As discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” we reduced some of our Agency MBS positions during 2024.

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage Loans

We invest in residential mortgage loans (mortgage loans secured by residential real property) through secondary market purchases from banks, non-bank financial institutions, lenders, originators, and the Agencies. Our residential mortgage loan portfolio is comprised primarily of reperforming residential mortgage loans, which have been outstanding, or seasoned, for more than 120 months and experienced some history of delinquent payment activity.

Our residential mortgage loan portfolio also includes RTLs. Our RTLs are loans to businesses that are secured by real property where the proceeds are generally used by the borrower to acquire and renovate the property. Upon completion of the renovation, the borrower will typically either (i) sell the property, or (ii) refinance and retain the property as a portfolio rental. Most, but not all, of the properties securing our RTLs are residential, and a portion of the loan is used to cover renovation costs. Our RTLs are included as a part of our loans held for investment portfolio and are carried at fair value. Our RTLs tend to be short duration, often less than one year, and generally the coupon rate is higher than other traditional residential mortgage loan products, which we believe are good asset traits in times of rate volatility. Currently, we do not use term securitization to finance RTLs, but we may evaluate revolving securitization structures in the future as a means of financing the portfolio.

Our investor loans are made to individuals securing non-primary residences as well as to individuals or businesses who rent the residential properties secured by such loans. We acquire pools of such loans that are eligible for sale to one or more of the Agencies as well as pools of loans that are not eligible for such sales. In both cases, we securitize the investor loans as part of our loan securitization program.

We acquire residential mortgage loans primarily to securitize them, as discussed above, or to retain them in our portfolio as loans held for investment. Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through warehouse facilities and repurchase agreements, as discussed under “Our Financing Strategy” below.

Currently, we acquire mortgage loans in the secondary market that are originated by third parties and are not underwritten to our specifications. Third-party servicers service the mortgage loans in our portfolio. We conduct a due diligence review of each servicer before the servicer is retained and periodically thereafter. The duties of servicers are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the relevant pooling and servicing agreement, mortgage note and applicable law. In addition, we have purchased residential mortgage loans on a servicing-retained basis, which means a third-party servicer (which may or may not be the seller of the mortgage loans) retained the right to service the loans. In the future, however, we may decide to originate mortgage loans or other types of credit products, and we may elect to service mortgage loans and other types of assets.

We engage third parties to perform independent reviews of the mortgage files to assess the credit underwriting and adherence to compliance at origination with respect to the mortgage loans, as well as our ability to enforce the lien on the related mortgaged properties. We typically review all of the loans we acquire. However, in certain circumstances we may select loans for diligence review utilizing risk-based sampling criteria such as property location, loan size, loan-to-value ratio ("LTV"), borrower’s credit score, delinquency status and history and other criteria we believe to be important indicators of credit risk. We typically obtain representations and warranties with respect to the mortgage loans from each seller, including with respect to the origination and servicing of the mortgage loans as well as the enforceability of the lien on the related mortgaged properties. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

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

We also invest in investment grade, non-investment grade and non-rated Non-Agency RMBS. In addition to the Non-Agency RMBS structure and cash flow priorities, we evaluate numerous credit characteristics of the underlying mortgage loans, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, adjustable interest rate periodic and lifetime caps, LTV characteristics and Fair Isaac Corporation (“FICO”) score distributions. Qualifying securities are then analyzed using base line expectations of expected voluntary prepayments, involuntary defaults, and loss severities based on the collateral characteristics along with expectations surrounding the current state of credit markets and the broader economy in general. Defaults, losses and prepayments are stressed simultaneously based on a credit risk-based model. Securities in this portfolio are monitored for variance from expected prepayments, defaults, loss severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments. We may also invest in interest-only (“IO”), Agency RMBS and Non-Agency RMBS. These IO RMBS represent the right to receive a specified proportion of the contractual interest cash flows of the underlying mortgage loans.

We have invested in and intend to continue to invest in Non-Agency RMBS, which are typically certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. The respective bond class sizes are determined based on the review of the underlying collateral, the security’s cash flow priorities and credit enhancement. The payments received from the underlying loans are used to make the payments on the RMBS. Based on the sequential payment priority, the risk of nonpayment for the most senior, or investment grade, RMBS is lower than the risk of nonpayment for the most junior, or non-investment grade, bonds. Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade or unrated classes which are sold at higher yields.

Other Real Estate-Related Assets

We may invest in MSRs, which are the rights to service a pool of residential mortgage loans in exchange for a portion of the interest payments on such loans. We may invest in MSRs either through excess servicing rights or the entire MSR. In an excess servicing rights transaction, we would purchase from a servicer a portion of the servicing fee that exceeds the amount needed by the servicer to provide the servicer an acceptable return. Such transactions are similar to acquiring an interest only security from a securitization trust. We may also acquire the entire MSR from a servicer, which would require that we obtain certain mortgage servicing licenses which we currently do not have. In addition, if we do obtain such licenses in the future and acquire MSRs, we do not intend to perform the servicing ourselves but rather retain third-party servicers to service the loans for us. We believe that acquiring MSRs, whether excess or the entirety, provides a hedge for our mortgage loan portfolio and thus helps stabilize our book value through various interest rate environments.

We may invest in commercial mortgage loans consisting of first or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units, or by mixed residential or other commercial properties, retail properties, office properties or industrial properties. These loans may or may not conform to the Agency guidelines.

We may invest in securities issued in various collateralized debt obligation, or CDO, offerings to gain exposure to bank loans, corporate bonds, asset-backed securities, mortgages, RMBS, CMBS, and other instruments. We may also invest in other mortgage and real estate-related products, such as junior lien loans, home equity lines of credit, home equity option or shared appreciation contracts, reverse mortgage loans, single-family rental properties, credit risk transfer securities, home improvement loans, and/or manufactured housing loans. These investments may complement our primary investment strategies by diversifying our portfolio and potentially enhancing risk-adjusted returns.

We may invest in non-Agency CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We may, and in the past we did, invest in Agency CMBS. The Agency CMBS we have acquired are Ginnie Mae Construction Loan Certificates (“CLCs”) and the resulting project loan certificates, or PLCs, when the construction project is complete. Each CLC is backed by a single multifamily property or health care facility.

We have an investment in a limited partnership managed by a third-party registered investment advisor. The limited partnership invests in REIT eligible assets, primarily residential assets. We may make other similar investments as well as invest in operational platforms, including but not limited to entities that originate or service mortgage loans.

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
•No investment shall be made that would cause us to be required to register as an investment company under the 1940 Act;
•With the exception of real estate and real estate related assets, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and
•Investments in non-rated or deeply subordinated ABS or other securities that are non-qualifying assets for purposes of the 75% REIT asset test will be limited to an amount not to exceed 50% of our stockholders’ equity.

These investment guidelines may be changed from time to time by a majority of our Board of Directors without the approval of our stockholders.

Our Portfolio Financing Strategy

We use leverage to increase potential returns to our stockholders. We are not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2024 and 2023, our ratio of debt-to-equity was 4.0:1. For purposes of calculating this ratio, our equity is equal to the total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of securitized debt, long-term debt, and secured financing agreements.

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

We maintain a portion of our financing in non-mark-to-market ("non-MTM") facilities and limited mark-to-market facilities (“limited MTM”) (meaning, the market value of the collateral must drop below a threshold before a lender can issue a margin call or some other limitation such as magnitude of rate move or other financial variables) to finance a portion of our non-Agency RMBS, including risk retention securities. The percentage of our financing allocated to such facilities will vary depending on market conditions. We believe that non-MTM facilities will continue to be a material portion of our financing strategy. We may also seek financing through capital markets offerings when appropriate.

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
•Swap futures contracts and options on such contracts;
•U.S. Treasury futures, forward contracts, other derivative contracts and options on U.S. Treasury securities; and
•other similar transactions.

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through term securitization financing structures, when appropriate. Term securitizations generally do not expose our portfolio to margin call or liquidity risk and tend to create a more durable portfolio. However, the duration of the securitized debt is typically less than the duration of the underlying mortgage loan assets, and the securitization may contain economic incentives for us to exercise our call rights at some point in the future. The duration mismatch may cause refinancing risk and we may seek to hedge this risk as part of our normal course interest rate hedge strategy.

Operational and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT for U.S. federal income tax purposes. In order to maintain our qualification as a REIT, we must comply with the requirements under federal tax law, including the requirement that we distribute at least 90% of our annual REIT taxable income (subject to certain adjustments) to our stockholders. As a REIT, we generally are not subject to U.S. federal income tax on our taxable income that is distributed to our stockholders. To ensure we qualify as a REIT, no person may own more than 9.8%, in value or number of shares, whichever is more restrictive, of the outstanding shares of any class or series of our capital stock, which includes our common stock and preferred stock, unless our Board of Directors waives this limitation. We have granted waivers to two mutual funds to own certain classes of our preferred stock above the 9.8% limitation. Also, we have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (“QRS”) cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal income tax.

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

Investment Advisers Act of 1940

TPG is registered with the SEC as an investment adviser under the Advisers Act, and PAS is a relying adviser with respect to TPG’s investment adviser registration. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The failure to comply with the Advisers Act and other securities laws and regulations could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating our registered investment adviser’s SEC registration, and could also result in litigation or reputational harm. See “Risk Factors – Risks Related to Our Recent Acquisition and Investment Management and Advisory Services – We may be unable to successfully integrate and realize the anticipated benefits of the Palisades Acquisition which may adversely affect our operations.”

Licenses

While we are not required to obtain licenses to purchase MBS, the purchase and sale of residential mortgage loans in the secondary market may, in some circumstances, require us, or the entities, including securitization trusts, we use to conduct our business, to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not directly engage in loan servicing ourselves and do not expect to do so. As of December 31, 2024, we hold all required licenses or exempt status through two of our wholly owned subsidiaries in 21 states. We are required to comply with various information reporting and other regulatory requirements to maintain those licenses and exemption statuses. Our failure to obtain or maintain required licenses or exemption statuses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims. In one or more states, in lieu of relying on such licenses, we may contribute our acquired residential mortgage loans to one or more trusts in which we or our subsidiaries hold beneficial interests; title to these residential mortgage loans may be held by one or more federally-charted banks as trustee, which may be exempt from state licensing requirements.

There can be no assurance that the use of the trusts will satisfy an exemption from licensing requirements because regulatory agencies may adopt different interpretations of applicable laws.

Human Capital

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization, and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. We continue to have a focus on diversity initiatives. We offer internal training programs on financial markets, business ethics, government regulatory rules and other topics. We encourage personnel to attend industry sponsored or other conferences and have a tuition reimbursement program to help personnel to further develop their skills and to stay current on evolving trends impacting our industry.

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

At December 31, 2024, we had 77 employees, all of whom were full-time and of which 36 were added through the Palisades Acquisition. We believe that diversity and inclusion are conducive to a stronger workplace and better decision making. As of December 31, 2024, 61% of our workforce was either gender or racially diverse. We believe that our relationship with our employees is good. None of our employees are unionized or represented under a collective bargaining agreement.

Competition

In acquiring real estate-related assets for ourselves or for any new Discretionary Fund in our capacity as investment manager, we compete with other mortgage REITs, investment management firms, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, exchange traded funds, mutual funds, institutional investors, investment banking firms, financial institutions, private equity funds, hedge funds, governmental bodies (including the Federal Reserve) and other entities. Many of our competitors are significantly larger than we are, have access to greater capital and other resources, and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances, different risk assessments, or fewer regulatory burdens and restrictions, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets, as well as limiting our ability to raise third-party funds for, and therefore earn fees and incentive based income from, any new Discretionary Funds.

We also provide investment management and advisory services on a non-discretionary basis. In that regard, we compete with investment management firms and similar entities for clients. Our clients may also choose to perform these functions internally and discontinue their relationships with us. Many of our competitors are significantly larger than we are, have access to greater capital and other resources, and may have other advantages over us. The existence of these entities, as well as the possibility of additional entities forming in the future, may limit our ability to grow fees from our non-discretionary investment management and advisory services or our ability to obtain new third-party non-discretionary accounts.

Available Information

Our investor relations website is www.chimerareit.com. We make available on the website under “Filings & Reports,” free of charge, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports and investor presentations on Form 8-K and any other reports that we file with the Securities and Exchange Commission (the “SEC”) (including any amendments to such reports) as soon as reasonably practicable after we electronically file or furnish such materials to the SEC. Information on our website, however, is not part of or incorporated by reference into this Annual Report on Form 10-K. In addition, all our filed reports can be obtained at the SEC’s website at www.sec.gov.

Item 1B. Unresolved Staff Comments

None.

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2024 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Summary Risk Factors

Risks Related to Financing

•Our inability to access funding, our cost of funding or the terms on which such funding is available could have a material adverse effect on our financial condition, liquidity or profitability, particularly during times of severe market disruption in the financial, mortgage, housing or related sectors.
•An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability.
•Our business strategy involves the use of leverage. We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations, profitability or financial condition.
•Failure to effectively manage our liquidity would adversely affect our results and financial condition.
•Our financing facilities may contain covenants that restrict our operations.
•We may have difficulty accessing or be unable to access capital markets.

Risks Associated with Our Investments

•Interest rate fluctuations, including as a result of the Federal Reserve's monetary policy, may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.
•Changes in the yield curve may cause differences in timing between interest rate adjustments on our interest-earning assets and our borrowings, adversely affecting our net interest spread.
•Significant changes in interest rates, particularly increases in long-term rates, may reduce the market value of our investments and negatively affect our book value, earnings and cash available for distribution.
•The impact of inflation and related monetary policy efforts may adversely affect our financial performance.
•A significant portion of our investments are in the most subordinated first-loss position of the capital structure of Non-Agency RMBS, disproportionately exposing us to credit risk.
•A significant portion of the RMBS we acquire through securitization is subject to the Risk Retention Rules.
•We have a significant amount of investments in Non-Agency RMBS collateralized by mortgage loans that do not meet the prime loan underwriting standards and are subject to increased risk of losses.
•The nature of the mortgage loans we acquire and that underlie the RMBS we acquire exposes us to credit risk that could negatively affect the value of those assets and investments.
•Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.
•A significant portion of our Non-Agency RMBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by adverse events in those markets.
•We may change our investment strategy, adjust our asset allocation, or enter other operating businesses or financing plans without stockholder consent, which may result in riskier investments or subject us to new or increased regulatory risks and have an adverse effect on our business, results of operations and financial condition.
•Changes in the fair values of our assets, liabilities, and derivatives can reduce earnings, affect liquidity, increase earnings volatility, and create volatility in our book value.
•Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment.
•Any deterioration or uncertainty in market conditions for mortgages and mortgage-related assets, as well as in broader U.S. and global economic and geopolitical conditions, could have a material adverse effect on us.

Risks Related to Our Recent Acquisition and Investment Management and Advisory Services

•We may be unable to successfully integrate and realize the anticipated benefits of the Palisades Acquisition.
•Our investment management and advisory services involve certain risks, which could adversely affect our business, financial condition and results of operations.
•Our failure to appropriately manage or address conflicts of interest could damage our reputation.

•Two of our subsidiaries are currently required to be registered as an investment adviser or a relying adviser, subjecting us to extensive regulation that could adversely affect our ability to manage our business.

Risks Related to Hedging

•Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may reduce our cash available for distribution to our stockholders and adversely affect our financial condition and result of operations.
•We may enter into hedging instruments that could expose us to contingent liabilities in the future, which could materially adversely affect our results of operations.
•The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

Risks Associated with Our Operations

•Through certain of our wholly owned subsidiaries we may from time to time engage in securitization transactions relating to residential mortgage loans, which may expose us to potentially material risks.
•Our ability to profitably execute future securitization transactions may be negatively impacted by adverse market conditions.
•Competition may affect our ability to source our target assets at attractive prices and have a material adverse effect on our business, financial condition and results of operations.
•The loss of any executive officer or key employee may materially adversely affect our business.
•Risks related to servicers and other third parties, including their ability to perform their services at a high level and comply with applicable laws, and the use of third-party analytical models and data.
•The expanding body of regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance.
•We are dependent on information technology and systems and their failure, including through cyber-attacks, could significantly disrupt our business.

Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption

•Our business is subject to extensive regulation that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations.
•There is no assurance we will be able to obtain various state licenses to purchase mortgage loans.
•Our GAAP financial results may not be an accurate indicator of taxable income and dividend distributions.
•Changes in accounting rules could impact us negatively.
•Loss of our 1940 Act exemption would negatively affect our share price, our ability to distribute dividends, and us generally.

U.S. Federal Income Tax Risks and Risk Related to Our REIT Status

•Risks related to compliance with REIT requirements.
•Risks related to our qualification as a REIT and our election to qualify as a REIT.
•Distributions or gain on sale may be treated as unrelated business taxable income to tax-exempt investors.
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
•We may be subject to adverse tax changes that could reduce the market price of our capital stock and our business in general.

Risks Related to Our Organization and Structure

•Certain provisions of Maryland Law, of our charter, and of our bylaws may inhibit potential acquisition bids that stockholders may consider favorable and may affect the market price of our capital stock.

Risks Related to Our Securities

•The market price and trading volume of our shares of capital stock may be volatile.
•We may not be able to pay dividends or other distributions on our capital stock.
•Interests of holders of our securities are structurally subordinated to the liabilities and obligations of our subsidiaries and may also be adversely affected by future offerings of securities.

Risks Related to Financing

Our inability to access funding, our cost of funding or the terms on which such funding is available could have a material adverse effect on our financial condition, liquidity or profitability, particularly during times of severe market disruption in the financial, mortgage, housing or related sectors.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our financing arrangements, including our repurchase agreements, secured financing trusts and warehouse facilities with our counterparties. Because repurchase agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. For example, times of significant dislocation in the financial markets may result in lenders being unwilling or unable to provide us with financing, which could force us to sell assets at an inopportune time or negatively affect lenders’ valuation of our target assets which may result in margin calls, requiring a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value under our repurchase agreements. In addition, the regulatory capital requirements imposed on our lenders may change, or our lenders may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including requiring additional collateral in the form of cash, which may adversely affect our ability to fund our operations. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities, or if we are required to post more collateral or face larger haircuts or if we otherwise fail to effectively manage and maintain our liquidity resources, we may have to curtail our asset acquisition activities and/or dispose of assets at a loss. In addition, posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business.

An increase in our borrowing costs relative to the interest income we receive on our assets may materially adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. During a period of rising or elevated interest rates (as has been the case in recent years), our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. We may rely on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities, or we may use longer-term mark-to-market, non-MTM, and limited MTM financing, which may be more expensive than traditional short-term mark-to-market financing but offers more certainty with respect to funding availability. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected.

Our business strategy involves the use of leverage. We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations, profitability or financial condition.

Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing from our existing lenders or alternative sources could cause us to be unable to achieve the amount of leverage we believe to be optimal for achieving our profitability objectives. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. For example, in 2023 and 2022, as the Federal Reserve increased interest rates we added more non-MTM facilities. These facilities typically have higher interest rates and cash trapping provisions which reduce the net cash we receive from these levered assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession and may further hinder our ability to achieve what we believe to be optimal levels of leverage or increase our risk of becoming overleveraged. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

•If we or a counterparty to our repurchase transactions defaults on its obligation under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2024 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions. Generally, if we default on a repurchase transaction, the counterparty could liquidate the assets and use the proceeds to repay the amounts it is owed. If the amount received from the sale is equal to or less than the amount owed, we will incur a loss equal to the haircut and the counterparty has recourse to us to repay any remaining deficiency. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties to our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders and could also adversely affect our liquidity.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2024, we had amounts outstanding under repurchase agreements with 13 separate lenders, including amounts at risk with Nomura Securities International, Inc. (“Nomura”), of 20% of our equity related to the collateral posted on secured financing agreements. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in us reducing exposure to certain lenders to mitigate credit risk or our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, could result in lower sale prices than ordinary market sales made in normal market conditions. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which would adversely affect our earnings.

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

•A recharacterization of the repurchase agreements as sales for tax purposes rather than as secured lending transactions would adversely affect our ability to maintain our qualification as a REIT and to maintain our 1940 Act exemption. When we enter into a repurchase agreement, we generally sell assets to our counterparty to the agreement for cash. The counterparty is obligated to resell the assets back to us at the end of the transaction term. We believe that for U.S. federal income tax purposes we will be treated as the owner of the assets that are the subject of repurchase agreements and that the repurchase agreements will be treated as secured lending transactions notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS or the SEC could successfully assert that we did not own these assets during the term of the repurchase agreements, in which case we could fail to qualify as a REIT or fail to maintain our 1940 Act exemption, respectively.

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

We may not be able to readily raise capital from external sources in a timely manner or on favorable terms. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, if at all. These risks may be more acute during periods of heightened volatility in securities prices in the mortgage sector, such as those experienced in recent years, making it more difficult to raise capital accretive to our earnings, book value and overall results of operations. There may also be other reasons we are not able to readily raise capital in a timely manner or on favorable terms, and, as a result, may not be able to finance growth in our business and in our portfolio of assets and we could experience other adverse impacts. To the extent we need to raise capital on unfavorable terms, we may experience greater dilution of existing shareholders, higher interest costs, or higher transaction costs.

Risks Associated with Our Investments

Interest rate fluctuations, including as a result of the Federal Reserve's monetary policy, may have various negative effects on us and may lead to reduced earnings and increased volatility in our earnings.

Changes in interest rates, the interrelationships between various interest rates, and interest rate volatility, such as the changes that have occurred in recent years and may continue to occur as the Federal Reserve adjusts its interest rate policies in response to inflation, continue to affect the financial markets. Such changes and fluctuations have had, and may continue to have, negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. For example, some of the loans and securities we own or may acquire have adjustable-rate coupons or may be subordinate securities entitled to cash flow only after the more senior securities have been paid. As such, the cash flows and earnings we receive from these assets may vary as a function of interest rates. Changes in interest rates may harm the credit performance of our assets and result in costlier financing, which may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity. In addition, higher interest rates could reduce mortgage borrowers’ ability to make interest payments or to refinance their loans, reduce property values, lead to increased credit losses, and reduce mortgage originations, thus reducing our opportunities to acquire new assets. We may seek to hedge a majority of, but not all interest rate risks. Our hedging may not work effectively or be successful at all, and we may change our hedging strategies or the degree or type of interest rate risk we assume.

Changes in the yield curve may cause differences in timing between interest rate adjustments on our interest-earning assets and our borrowings, adversely affecting our net interest spread.

Our earnings depend, in part, on the difference between the interest income on our interest-earning assets and the interest expense on our borrowings. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, short-term interest rates are lower than longer-term interest rates. If short-term rates rise disproportionately relative to longer-term rates (often called a “flattening” or “inversion” of the yield curve), our borrowing costs generally increase more rapidly than the interest income we earn, compressing our net interest margin. Because our assets, on average, bear interest based on longer-term rates than our borrowings, a flattening or inversion of the yield curve would tend to decrease—and has in recent years decreased—our net interest margin, net income, book value, and the market value of our net assets. In the event that short-term rates exceed longer-term rates, we could experience negative net interest spread and incur operating losses.

Additionally, when principal from our investments is returned (either through scheduled or unscheduled payments) and must be reinvested in new assets, the spread between the yields on new investments and our available borrowing rates may narrow. This reinvestment dynamic could further reduce our net income. Changes in the yield curve may also affect the pace and profitability of securitization transactions if the market environment becomes less favorable for issuing or pricing securitized products.

Significant changes in interest rates, particularly increases in long-term rates, may reduce the market value of our investments and negatively affect our book value, earnings and cash available for distribution.

Our investment portfolio contains a significant allocation to MBS and residential loans, which are generally sensitive to changes in long-term interest rates. In a rising rate environment, the market value of longer-duration investments typically declines. As interest rates increase, the duration and weighted average life of our target assets may also extend, further magnifying potential declines in value. Decreases in the market value of these investments may reduce our earnings or result in realized losses, which could negatively impact our stockholders by reducing the cash available for distribution and/or book value.

Furthermore, if both short-term and long-term interest rates rise significantly, we may be subject not only to higher financing costs on our repurchase agreements but also to declining valuations in our portfolio. These combined pressures may reduce our net income, book value, and overall financial performance. If these conditions persist, they may have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

The impact of inflation and related monetary policy efforts may adversely affect our financial performance.

In response to concerns about inflation, the Federal Reserve has maintained the benchmark interest rate at elevated levels. As a result, mortgage rates have remained at elevated levels causing more home buyers to pull back from the market. This has negatively impacted both the primary and secondary markets for residential mortgages. As the Federal Reserve maintains an elevated federal funds rate, the margin between short and long-term rates may compress or remain compressed. Given our reliance on short-term borrowings to generate interest income, if the curve continues to flatten or even invert, or if the Federal Reserve finds itself falling behind on inflation and more aggressively tightens current projections, our results of operations, financial condition and business could be materially adversely impacted.

The nature of the mortgage loans we acquire and that underlie the RMBS we acquire exposes us to credit risk that could negatively affect the value of those assets and investments.

We assume credit risk primarily through the ownership of securities backed by residential, multi-family, and commercial real estate loans and through direct investments in residential real estate loans. The substantial majority of our investment assets are subject to various credit risks, as discussed below.

No U.S. Government Guarantee. We acquire residential loans including reperforming loans, nonperforming loans, Non-QMs, and RTLs, which are subject to increased risk of loss. Unlike Agency RMBS, residential mortgage loans generally are not guaranteed by the U.S. Government or any government-sponsored enterprise such as Fannie Mae and Freddie Mac. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential loan is directly exposed to losses resulting from the default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property. The occurrence of any of these risks could materially adversely impact our results of operations, financial condition, and business.

Enhanced Non-QM Loan Risks. In addition, we acquire non-qualified mortgages (“Non-QMs”), that will not have the benefit of enhanced legal protections otherwise available to residential mortgage loans originated to a more restrictive credit standard than just determining a borrower’s ability to repay. The ownership of Non-QMs subjects us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the ability-to-repay laws and regulations could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the Consumer Financial Protection Bureau (the “CFPB”) through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

Lower Underwriting Standards Risk: A majority of the Non-Agency RMBS we have acquired on the secondary market or retained in our securitizations are backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting “prime mortgage loans.” These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher than those experienced by prime mortgage loans. Thus, the performance of our Non-Agency RMBS that are backed by these types of loans could be correspondingly worse than those backed by prime mortgage loans especially during times of economic stress, which could materially adversely impact our results of operations, financial condition, and business.

Greater General Credit Risks. In addition, credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. Additionally, the amount and timing of credit losses could be affected by loan modifications, reductions in mortgage debt by bankruptcy courts, delays in the liquidation process, documentation errors, deficient or missing collateral files, and other actions by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

A significant portion of our investments are in Non-Agency RMBS that are the most subordinate securities in securitizations, making us the first-loss security holder, which means these securities are subject to significant credit risk, are illiquid, and are difficult to value.

A significant portion of our Non-Agency RMBS are subordinate classes we have acquired through securitization of mortgage loans. The mortgage loans we have securitized are generally recorded on our balance sheet as “securitized mortgage loans” for GAAP purposes, but in effect we own these assets in the form of securities. A substantial portion of the mortgage loans that we securitize and the subordinate securities that we retain are not newly originated “prime mortgage loans” but rather seasoned reperforming mortgage loans and Non-QM loans that have less strict underwriting standards and are therefore subject to greater risk of loss.

When we securitize mortgage loans, we sell the most senior and mezzanine securities backed by those loans and retain the most subordinate classes of securities, which means we are the first-loss security holder and the securities we own represent a portion of the “securitized mortgage loans” on our balance sheet. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of principal, followed by losses on the more senior securities (or other RMBS that we may own). Losses with respect to these investments, which are subject to significant credit risk, could increase or otherwise be higher than anticipated. For a description of the credit risk we are exposed to, see the Risk Factor below captioned “The nature of the mortgage loans we acquire and that underlie the RMBS we acquire, exposes us to credit risk that could negatively affect the value of those assets and investments.”

In addition, many of our Non-Agency RMBS securities are first loss and subject to the Risk Retention Rules. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the MBS issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the “Required Credit Risk”). We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (the “Sunset Date”). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed our Required Credit Risk in full recourse transactions. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financial condition.

The fair value of securities, especially our first loss credit risk retention securities, reperforming mortgage loans (loans that typically were significantly delinquent and subsequently modified), and other investments we make that are not frequently traded may not be readily determinable, and it may be difficult to obtain third-party pricing on such investments. Also, validating third-party pricing for illiquid investments may be more subjective than more liquid investments and may not be reliable. Illiquid investments may also experience greater price volatility because an active market does not exist. We value our investments quarterly based on internally developed processes and valuation models and in accordance with our valuation policy. Because such valuations are inherently uncertain, our fair value determination may differ materially from the values obtained from third parties or the values that would have been used if an active trading market existed for these investments. Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of the investments were materially different than the values that would exist if a ready market existed for these assets.

The illiquidity of our investments may make it difficult, or impossible for certain assets subject to the Risk Retention Rules, for us to sell these assets. Financing may also be more difficult. Also, if we quickly liquidate all or a portion of our portfolio (for example, to meet a margin call), we may realize significantly less than the value at which we have previously recorded our investments. Thus, our ability to adjust our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations, financial condition and the value of our capital stock.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our stockholders.

There are seldom any restrictions on borrowers’ abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline and not prepay when interest rates increase, resulting in loan owners having to reinvest the money received from prepayments at the lower prevailing rates or being unable to reinvest money that would have been received from prepayments at the higher prevailing interest rates, respectively. Volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage and return on our portfolio of residential mortgage loans and RMBS, may result in reduced earnings or losses for us, and negatively affect the cash available for distribution to our stockholders. In addition, if we purchased an investment at a premium, faster than expected prepayments would result in a faster than expected amortization of the premium paid, which would adversely affect our earnings. Conversely, if these investments were purchased at a discount, faster than expected prepayments would accelerate our recognition of income.

A significant portion of our Non-Agency RMBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters including natural disasters exacerbated by climate change, terrorist events, regulatory changes, or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency RMBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, New York and Florida. For further information on the geographic concentration of our investments see Note 3 and Note 4 to the consolidated financial statements within this 2024 Form 10-K. Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency RMBS and Loans held for investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our Non-Agency RMBS and residential loan investments and the risk of loss upon liquidation of these assets. This could have a material adverse effect on our Non-Agency RMBS credit loss experience and residential loan investments in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

In addition, the occurrence of a natural disaster or a terrorist attack may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency RMBS or Loans held for investments. Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, high winds, severe flooding and mudslides, the frequency and intensity of which may be indicative of the impact of climate change. The impacts of climate change, which may persist or worsen in the future, could have a more significant localized effect in the areas where our borrowers and real estate are concentrated, resulting in a disproportionate impact on us. Because certain natural disasters such as hurricanes or certain flooding are not typically covered by the standard hazard insurance policies maintained by borrowers, or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages. This would cause defaults and credit loss severities to increase.

Changes in local laws and regulations, fiscal policies, property taxes and zoning ordinances in such states can also have a negative impact on property values, which could result in borrowers deciding to stop paying their mortgages. This circumstance could cause defaults and loss severities to increase, thereby adversely impacting our results of operations.

We may change our investment strategy or asset allocation or enter other operating businesses or financing plans without stockholder consent, which may result in riskier investments or subject us to new or increased regulatory risks and have an adverse effect on our business, results of operations and financial condition.

We may change our investment strategy or asset allocation or enter other operating businesses or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2024 Form 10-K. For example, we recently expanded our scope of business via the Palisades Acquisition. See “Risks Related to Our Recent Acquisition and Investment Management and Advisory Services” for further discussion.

A change in our investment strategy or financing plans could increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2024 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we could be exposed to the risk that those assets, or income generated by those assets or businesses, affects our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, our business, results of operations and financial condition could be adversely affected.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, less liquidity, increased earnings volatility, and volatility in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. Fair values can change rapidly and significantly, and changes can result from changes in interest rates, perceived risk, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which could lead to volatility and uncertainty of earnings and book value.

For GAAP purposes, we mark-to-market most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition. In addition, valuation adjustments on certain consolidated assets and our derivatives are reflected in our Consolidated Statements of Operations. Assets that are funded with certain liabilities and hedges may have different mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statements of Operations at a reduced market price relative to its cost basis, our reported earnings will be reduced.

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

We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing or related sectors. For further information regarding our assets recorded at fair value see Note 5 to the consolidated financial statements within this 2024 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in this 2024 Form 10-K.

Any deterioration or uncertainty in broader U.S. and global economic conditions could materially adversely affect our business and financial condition.

Our results of operations are materially affected by conditions in the broader financial markets and the economy generally. Concerns over actual or anticipated low economic growth rates, higher levels of unemployment, a reduction in housing market activity, inability of the U.S. government to address debt ceiling crises, uncertainty over tariffs and potential international trade disputes, uncertainty regarding future U.S. monetary policy, or geopolitical conflicts may contribute to increased interest rate volatility and a decline in business volume. A reduction in our business volume can reduce our net interest income and adversely affect our financial results.

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

Risks Related to Our Recent Acquisition and Investment Management and Advisory Services

We may be unable to successfully integrate and realize the anticipated benefits of the Palisades Acquisition, which may adversely affect our operations.

Following the Palisades Acquisition, the scope of operations of our business has increased beyond the scope of operations of our business prior to such acquisition. Our future success depends, in part, on our ability to manage our expanded business, which may pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity, including regulatory complexity. The success of the Palisades Acquisition will also depend, in part, on our ability to successfully integrate the acquired operations with our business and realize the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies from the business combination. If we are unable to achieve these objectives within the anticipated timeframe, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected, and the value of our common stock may be harmed.

The operations acquired through the Palisades Acquisition are subject to certain of the same risks as our existing business. We are, however, subject to additional risks relating to our role as investment manager and advisor, including risks arising from our ability to attract and retain clients for our non-discretionary investment management and advisory services and investors for any new Discretionary Funds, fulfill fiduciary duties associated with our role as investment manager and advisor, and comply with regulatory requirements, as well as other risks described in “—Risks Related to Our Recent Acquisition and Investment Management and Advisory Services—.”

The Palisades Acquisition and its integration into our business may result in material challenges, including, without limitation:

•the diversion of management’s attention from our ongoing business as a result of the devotion of time and resources to the Palisades Acquisition;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•complying with an expanded regulatory framework, including the Advisers Act and other regulations related to investment management and advisory services;
•the possibility of faulty assumptions underlying expectations regarding the Palisades Acquisition;
•retaining existing business relationships and attracting new business relationships;

•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•unanticipated issues and costs in integrating information technology, communications and other systems; and
•unanticipated changes in federal or state laws or regulations.

Many of these factors will be outside of our control and any one of them could result in delays, increased costs, failures in achieving anticipated benefits, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect our financial position, results of operations and cash flows.

Our investment management and advisory services involve certain risks, which could adversely affect our business, financial condition and results of operations.

Our investment management and advisory services are provided on a discretionary basis through investment funds that we manage and on a non-discretionary basis with respect to assets acquired and owned by third-party institutions, including insurance companies, credit funds, and other institutional investors. We do not own an interest in the Discretionary Funds other than any capital commitment that we may make in the future on a direct or indirect basis, including through co-investments. The Company did not acquire the general partners of the existing Discretionary Funds, for which the investment period has ended, as part of the Palisades Acquisition. Our subsidiary, however, is the non-member manager of the general partners of the existing Discretionary Funds and serves as the investment manager of the existing Discretionary Funds. Accordingly, we have certain obligations and responsibilities with respect to the existing Discretionary Funds and other third-party clients of our non-discretionary investment management and advisory services. In the future, we may form and manage new Discretionary Funds for which we may act as the general partner and investment manager. Accordingly, our role as investment manager and advisor is subject to certain risks including, but not limited to:

•the possibility that investors in a Discretionary Fund or a managed account might become bankrupt or otherwise be unable to meet their capital commitment obligations;
•to the extent we were to become a general partner or limited partner in a new Discretionary Fund, the possibility that operating and/or management agreements applicable to such Discretionary Fund or a managed account may restrict our ability to transfer or liquidate our interest when we desire or on advantageous terms;
•that our relationships with clients of our non-discretionary investment management and advisory services are generally contractual in nature and may be terminated (with or without cause) under the terms of the applicable agreements;
•that our role as investment manager and advisor of a Discretionary Fund or a managed account is generally contractual in nature and may be terminated or dissolved under the terms of the applicable agreements, or we may be removed as the non-member manager of the general partner of the existing Discretionary Funds;
•that our role as the general partner of any new Discretionary Fund is generally contractual in nature, and we may be removed as the general partner of any new Discretionary Fund under the terms of the applicable agreements;
•that we may fail to manage conflicts of interests among the general partner and limited partners of Discretionary Funds, and their respective principals, officers, employees, members and affiliates, as well as any conflicts of interests involving our business outside of the Discretionary Funds or managed accounts;
•that disputes between us and the investors in a Discretionary Fund or a managed account may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the investments owned by such Discretionary Fund or managed account to additional risk;
•that by reason of being the general partner for new Discretionary Funds, non-member manager of the general partner for existing Discretionary Funds, or investment manager, we will be required to make various decisions and perform various tasks, including preparing disclosures, tax filings and financial reports, that could expose us to liability, including for claimed breaches of fiduciary duties;
•that difficult market conditions could adversely affect a Discretionary Fund in many ways, including by negatively impacting its performance and reducing the ability of new Discretionary Funds to raise or deploy capital, thereby reducing assets under management and lowering management fee income and incentive-based income;
•that SEC examination of one or more of our subsidiaries currently required to be registered as an investment adviser or relying adviser may uncover deficiencies and potentially subject us to enforcement proceedings and sanctions for violations, including censure or termination of SEC registration, litigation and reputational harm; and
•that our business and financial condition may be materially adversely impacted by the loss of any of our key executives or other investment professionals.

Many of these factors are outside of our control and any one of them could adversely affect our business, financial condition and results of operations. Any incentive-based income that we may be entitled to with respect to future Discretionary Funds may be affected by changes in the market value of securities held in client accounts due to fluctuations in the securities markets and is highly variable. Such income may also be delayed due to the nature of a fund’s investment cycle.
Under the Advisers Act, the investment advisory contracts entered into by our investment adviser subsidiary may not be assigned without the client’s consent. A deemed “change of control” of our company could require us to obtain the consent of our clients, and a failure to do so properly could adversely affect our operations, financial conditions or business.

Our registered investment adviser subsidiary is regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The failure to comply with the Advisers Act and other securities laws and regulations could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating our registered investment adviser’s SEC registration, and could also result in litigation or reputational harm.

Our failure to appropriately manage or address conflicts of interest could damage our reputation and adversely affect our business, financial condition and results of operations.

As we expand the number and scope of our business, we may confront potential conflicts of interest relating to our investment activities and the Discretionary Funds’ investment activities. With respect to each of the existing Discretionary Funds, the investment period has ended, and investments made on behalf of any future Discretionary Funds will be subject to a comprehensive policy regarding the allocation of investment opportunities between such future Discretionary Funds and our own account. Nevertheless, Discretionary Funds could have overlapping investment objectives, and such investment objectives could additionally overlap with our own investment objectives. Potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among us and the Discretionary Funds. For example, we may allocate an investment opportunity that is appropriate for two or more Discretionary Funds in a manner that excludes one or more Discretionary Funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, the specific nature of the investment or size and type of the investment, amount of capital available to invest in a related investment by a fund, among other factors. The Discretionary Fund investors and our public stockholders may perceive conflicts of interest regarding investment decisions and will have very limited ability to challenge those decisions.

In addition, the challenge of allocating investment opportunities to certain Discretionary Funds may be exacerbated if we expand our business to include more lines of business. Allocating investment opportunities appropriately frequently involves significant and subjective judgments. In addition, the perception of noncompliance with such requirements or policies could harm our reputation with Fund investors and our public stockholders.

In the event we were to acquire new businesses or service providers, these newly acquired affiliates could become service providers or counterparties to the Discretionary Funds and receive fees or other compensation for services that are not shared with the Discretionary Fund investors. In such instances, we may be incentivized to cause the Discretionary Funds or portfolio companies to purchase such services from our affiliates rather than an unaffiliated service provider despite the fact that a third-party service provider could potentially provide higher quality services or offer them at a lower cost.

It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction or litigation or regulatory enforcement actions. While we believe we have appropriate policies and procedures in place to manage conflicts of interest, this process is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest would have a material adverse effect on our reputation, which would materially adversely affect our business, financial condition or results of operations in a number of ways, including an inability to raise additional Discretionary Funds and a reluctance of counterparties to do business with us.

Two of our subsidiaries are currently required to be registered as an investment adviser or a relying adviser, subjecting us to extensive regulation that could adversely affect our ability to manage our business.

While Chimera Investment Corporation is currently not registered as an investment adviser under the Advisers Act, two of our subsidiaries are currently required to be registered as an investment adviser or relying adviser, and other subsidiaries may be required to register as such in the future. As a result, we and/or our subsidiaries are subject to extensive regulation which could adversely affect our ability to manage our business. Investment advisers are subject to various requirements under the Advisers Act such as fiduciary duties to clients, anti-fraud provisions, substantive prohibitions and requirements, contractual and record-keeping requirements and administrative oversight by the SEC (primarily by inspection). In addition, investment advisers must continually address potential conflicts between their interests and those of clients. Although we have established certain policies and procedures designed to mitigate conflicts of interest, there can be no assurance that these policies and procedures will be effective in doing so. It is possible that actual, potential or perceived conflicts of interest could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. If we are deemed to be out of compliance with any such rules and regulations, we may be subject to civil liability, criminal liability and/or regulatory sanctions.

Risks Related to Hedging

Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may reduce our cash available for distribution to our stockholders and adversely affect our financial condition and result of operations.

Subject to maintaining our qualification as a REIT, we use various hedging strategies to reduce our exposure to losses from rising interest rates in the current market. Hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used, and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we may use, including interest rate caps, options, futures, and swap futures, to hedge our interest rate exposure, may not fully protect us from adverse market movements and could expose us to additional risks such as basis risk, margin calls, and liquidity constraints or, in the case of swap futures, expose us to operational or financial difficulties at the clearinghouse. In addition, some hedging instruments involve risk since they are not currently traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities.

The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could also increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur such as the hedge not matching the duration of the related liability or not correlating directly with the interest rate risk, among others. Regulatory changes that alter margin or clearing requirements could increase our costs and limit our hedging flexibility. Lastly, the amount of income that we may earn from hedging transactions to offset interest rate losses may be limited by U.S. federal tax provisions governing REITs.

The hedging transactions we undertake, which are intended to limit losses, may limit gains and increase our exposure to losses. Thus, if our hedging strategies fail or market conditions change unexpectedly, it may result in a reduction of our cash available for distribution and we could incur losses that adversely affect our financial condition and results of operations.

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

As indicated above, from time to time we enter into swaps. Entities entering into swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Rules issued by the Commodities Futures Trading Commission (the “CFTC”) that became effective in October 2012 require the clearing of all swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments (i.e., interest rate swaps) are traded may also require us to post additional collateral against our hedging instruments. These additional fees, costs, margin requirements, documentation requirements, and regulations could adversely affect our business and results of operations.

Risks Associated with Our Operations

Through certain of our wholly owned subsidiaries, we have engaged in the past, and expect to continue to engage in, securitization transactions relating to residential mortgage loans. These types of transactions and investments expose us to potentially material risks.

A significant part of our business and growth strategy is to engage in various securitization transactions related to mortgage assets, and such transactions expose us to potentially material risks, including without limitation:

•Financing at Unfavorable Terms Risk: Engaging in securitization transactions and other similar transactions generally require us to incur short-term debt on a recourse basis to finance the accumulation of residential mortgage loans. If investor demand for securitization transactions weakens sufficiently, we may be unable to complete the securitization of loans accumulated for that purpose on favorable terms, or at all, which may hurt our business or financial results. We have a limited capacity to hold loans on our balance sheet as investments, and our business is not structured to buy-and-hold the full volume of loans that we routinely acquire with the intent to securitize. If demand for securitized securities weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring loans over the short or long term.

•Diligence Risk: We engage in due diligence with respect to the loans or other assets we are securitizing and make representations and warranties relating to those loans and assets. When conducting due diligence, we rely on resources and data available to us and on a review of the collateral by third parties, each of which may be limited. We may also only conduct due diligence on a sample of a pool of loans or assets we are acquiring and assume that the sample is representative of the entire pool. Our due diligence efforts may not reveal matters which could lead to losses. If our due diligence process is not robust enough, or the scope of our due diligence is limited, we may incur losses. Losses could occur because a counterparty that sold us a loan or other asset refuses or is unable (e.g., due to its financial condition) to repurchase that loan or asset or pay damages to us if we determine after purchase that one or more of the representations or warranties made to us was inaccurate or because we do not get a representation or warranty that covers a discovered defect or violation. In addition, losses with respect to such loans will generally be borne by us as the holder of the “first-loss” securities in our securitizations.

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

•Documentation Defects: If there are problems with the establishment of title to underlying mortgaged property and lien priority rights are transferred, securitization transactions that we sponsored and third-party sponsored securitizations that we hold investments in may experience losses, which could expose us to losses and could damage our ability to engage in future securitization transactions.

Our ability to profitably execute or participate in future securitization transactions depends, in part, on our ability to compete with other purchasers of residential mortgage loans and the cost and availability of short-term debt, which may be negatively impacted by adverse market conditions beyond our control.

A significant part of our business and growth strategy is to engage in various securitization transactions related to residential mortgage loans. There are many factors that can have a significant impact on whether a securitization transaction is profitable to us or result in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. The cost and availability of the short-term debt we use to finance our mortgage loans before securitization impacts the profitability of our securitization transactions. This short-term debt cost is affected by several factors including its availability to us, its interest rate, its duration, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

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

The price that investors in MBS will pay for securities issued in our securitization transactions also has a significant impact on the profitability of the transactions to us, and these prices are impacted by numerous market forces and factors including the uncertainty, potential delinquencies, and lack of liquidity. In addition, the underwriter(s) or placement agent(s) we select for securitization transactions, the terms of their engagement and the transaction costs incurred in such securitizations can also impact the profitability of our securitizations. Also, any liability that we may incur, or may be required to reserve for when executing a transaction can cause a loss to us. To the extent that we are not able to profitably execute future securitizations of residential mortgage loans or other assets, including for the reasons described above or for other reasons, it could have a material adverse impact on our business and financial results.

Competition may affect our ability to source our target assets at attractive prices and have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive market for investment opportunities. In acquiring real estate-related assets for ourselves or for any new Discretionary Fund in our capacity as investment manager, we compete with other mortgage REITs, investment management firms, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, exchange traded funds, mutual funds, institutional investors, investment banking firms, financial institutions, private equity funds, hedge funds, governmental bodies (including the Federal Reserve) and other entities. Many of our competitors are significantly larger than we are, have access to greater capital, technical, technological, marketing and other resources, and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances, different risk assessments, or fewer regulatory burdens and restrictions, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can. The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets, as well as limiting our ability to raise third-party funds for, and therefore earn fees and incentive-based income from, any new Discretionary Funds.

We also provide investment management and advisory services on a non-discretionary basis. In that regard, we compete with investment management firms and similar entities for clients. Our clients may also choose to perform these functions internally and discontinue their relationships with us. Many of our competitors are significantly larger than we are, have access to greater capital and other resources, and may have other advantages over us. The existence of these entities, as well as the possibility of additional entities forming in the future, may limit our ability to grow fees from our non-discretionary investment management and advisory services or our ability to obtain new third-party non-discretionary accounts. We cannot provide assurance that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to perform certain services particularly as it relates to servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

To conduct our business of acquiring loans, engaging in securitization transactions, and investing in third-party issued securities and other assets, we rely on third-party service providers to perform certain services, comply with applicable laws and regulations, and carry out contractual covenants and terms. Thus, we are subject to the risks associated with a third party’s failure to perform, including failure to perform due to reasons such as fraud, negligence, errors, miscalculations, or insolvency.

We rely on third-party servicers to service and manage the mortgage loans we beneficially own and that underlie our RMBS. The ultimate returns generated by our investments may depend on the quality of the service providers. For example, servicers not vigilantly monitoring required monthly payments or taking longer than expected to resolve non-performing loans or liquidate related real properties may adversely impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans we beneficially own, other than our securitized loans (including all direct interface with the borrowers) we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation (See “Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption” for further discussion). Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

We utilize third-party analytical models and data to value our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the complexity of our investments and strategies, we rely heavily on analytical models and information and data supplied by third parties, (“Third-Party Data”). Third-Party Data is used to value investments or potential investments and to hedge our investments. When we rely on Third-Party Data that proves to be incorrect, misleading or incomplete, our decisions expose us to potential risks. For example, by relying on Third-Party Data, especially valuation models, we may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low, or to miss favorable opportunities altogether. Similarly, any hedging based on faulty Third-Party Data may prove to be unsuccessful. Furthermore, any valuations of our investments that are based on valuation models may prove to be incorrect.

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

We rely on third-party servicers to service the residential mortgage loans that we acquire through consolidated trusts and that underlie the MBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing prompt foreclosures, forcing the modification of certain mortgages, or preventing the collection of interest or other charges from borrowers under certain circumstances. Certain mortgage lenders and third-party servicers may also voluntarily, or as part of settlements with law enforcement authorities, establish loan modification programs relating to loans they hold or service, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in RMBS, may adversely affect the value of, and returns on, such investments. The foregoing matters may cause our business, financial condition, results of operations and ability to pay dividends to be adversely affected.

We are dependent on information technology and systems, including those of third parties, and their failure, including through a cyber-attack, could significantly disrupt our business or result in the disclosure or misuse of confidential or other information, including personal information, which could damage our reputation, result in regulatory sanctions, subject us to litigation and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition.

Our business is highly dependent on our information and communications systems. These information and communications systems include hardware, software and cloud-based solutions. Our business is also highly dependent on the information and communications systems of third parties with whom we do business or that facilitate our business activities, including clearing agents, mortgage servicers, trustees, business counterparties, technology service providers and financial intermediaries. Our relationships with certain of these third parties allow for the external storage and processing of our information, including personal information, and counterparty and borrower information, including on cloud-based systems. In addition, third parties to whom we provide investment management and advisory services and a few customers who license two of our internally developed data analytics technologies, may also share their confidential information, including personal information, with us, which information may be processed and stored in, and transmitted through, our computer systems and networks.

We may not be able to anticipate, detect or recognize threats to our systems and assets, or to implement effective preventive measures against all cyber threats, especially because the techniques used in cyber-attacks are increasingly sophisticated, change frequently, are complex, and are often not recognized until launched. Cyber-attacks can occur and persist for an extended period of time without detection. Investigations of cyber-attacks are inherently unpredictable, and it takes time to complete an investigation and have full and reliable information. These and other challenges could further increase the costs and consequences of a cyber-attack and may inhibit our ability to provide rapid, complete and reliable information about a cyber-attack to our business partners, counterparties and regulators, as well as the public.

Any failure, interruption, attack or security breach of our networks or systems or those of key third parties could cause delays or other problems in our business or result in the disclosure or misuse of confidential or other information, including personal information, that belongs to us, to third parties to whom we provide investment management and advisory services, or to a few customers who license two of our internally developed data analytics technologies. Such delays, problems or unintentional disclosures could damage our reputation, result in regulatory sanctions or liability to third parties and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition. Cyber criminals are now deploying sophisticated techniques to conduct more advanced and persistent attacks. We have been and continue to be the target of such attacks. From time to time, third parties with whom we do business have experienced data breaches or other cybersecurity incidents. Such attacks, as well as an actual or perceived failure by us or third parties to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition. We cannot assure you that our cybersecurity control and response plans will be sufficient to prevent or mitigate all potential risks of cybersecurity threats and incidents. Especially due to the current hybrid working environments, where our personnel are spending some time working from home, there is an elevated risk of such events occurring.

Our executive officers and other key personnel are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our highly skilled employees, and particularly on our key personnel, including our executive officers. Our executive officers have extensive experience and strong reputations in our industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training our other key personnel, and arranging necessary financing. Retention and motivation of certain key employees is particularly important to our business in light of our recent Palisades Acquisition due to the uncertainty and difficulty of integration, as well as the time and attention required by our management team. See the Risk Factor above captioned “We may be unable to successfully integrate and realize the anticipated benefits of the Palisades Acquisition, which may adversely affect our operations.” In addition, the governing agreements of the Discretionary Funds typically require the suspension or termination of the investment period if certain members of our senior management team or key personnel cease to devote sufficient professional time to or cease to be employed by the Company, often called a “key person event,” or in connection with certain other events. The departure of any of our executive officers or other key personnel, or our inability to attract, motivate and retain highly qualified employees at all levels of the firm in light of the intense competition for talent, could adversely affect our business, operating results or financial condition, diminish our investment opportunities, or weaken our relationships with lenders, counterparties and other parties important to our business and strategy.

Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption

Our business is subject to extensive regulation that may subject us to significant costs and compliance requirements, and there can be no assurance that we will satisfactorily comply with such regulations. Any changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity, and results of operations.

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

Our portfolio includes or may include investments in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Congress may consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. While the likelihood that major mortgage finance system reform will be enacted in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general.

Although we do not currently originate or directly service residential mortgage loans, we may do so in the future. Moreover, even if we only purchase residential mortgage loans, we are still subject to various federal and state laws, rules, and regulations because we purchase residential mortgage loans, including rules promulgated under the Dodd-Frank Act and the Gramm-Leach-Bliley Financial Modernization Act of 1999. The CFPB, has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing. One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act(or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry and various other requirements related to mortgage origination and servicing. In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation and others could be issued in the future. These requirements can and do change, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative proceedings concerning the mortgage industry generally. As a result, we are unable to predict how the Dodd-Frank Act, as well as future laws or regulations, will affect our business, results of operations and financial condition, or the environment for financing or investing. We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

In response to the COVID-19 pandemic, wide-ranging legal protections for homeowners, including foreclosure moratoria and forbearance provisions, were enacted and extended multiple times including through the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act), which was signed into law on March 27, 2020, and rules and letters issued by the Federal Housing Agency and the CFPB. If the COVID-19 pandemic resurges or another public health crisis breaks out in the future, similar measures may be reenacted, which could adversely affect our business, results of operations and financial condition.

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

While we are not required to obtain licenses to purchase MBS, the purchase of residential mortgage loans in the secondary market may, in some circumstances, require us, or the entities, including securitization trusts, we use to conduct our business, to maintain various state licenses. Acquiring the right to service residential mortgage loans may also, in some circumstances, require us to maintain various state licenses even though we currently do not expect to directly engage in loan servicing ourselves. Thus, we could be delayed in conducting certain business if we were first required to obtain a state license. We cannot assure you that we will be able to obtain all the licenses we need or that we would not experience significant delays in obtaining these licenses. Furthermore, once licenses are issued, we are required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements or other regulatory requirements applicable to our business of acquiring residential mortgage loans on an ongoing basis. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

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

Because we are a holding company that conducts its businesses primarily through wholly owned subsidiaries and majority-owned subsidiaries, the securities issued by these subsidiaries that are excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the 1940 Act, together with any other investment securities we may own, may not have a combined value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the 1940 Act, the rules and regulations promulgated under the 1940 Act and SEC staff interpretative guidance, which may adversely affect our performance.

Certain of our subsidiaries may rely on Section 3(c)(7) for their 1940 Act exemption and, therefore, our interest in each of these subsidiaries would constitute an “investment security” for purposes of determining whether we pass the 40% test.

Certain of our subsidiaries rely on the exemption from registration provided by Section 3(c)(5)(C) of the 1940 Act. Section 3(c)(5)(C) as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate” (“Qualifying Real Estate Assets”) and at least 80% of our assets in Qualifying Real Estate Assets plus real estate-related assets. The assets that we acquire, therefore, are limited by the provisions of the 1940 Act and the rules and regulations promulgated under the 1940 Act. If the SEC determines that any of our subsidiaries’ securities are not Qualifying Real Estate Assets or real estate-related assets or otherwise believes such subsidiary does not satisfy the exemption under Section 3(c)(5)(C) of the 1940 Act, we could be required to restructure our activities or sell certain of our assets. The net effect of these factors will be to lower our net interest income. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

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

The determination of whether an entity is a majority-owned subsidiary of our company is made by us. The 1940 Act defines a majority-owned subsidiary of a person as a company of which 50% or more of the outstanding voting securities are owned by such person, or by another company which is a majority-owned subsidiary of such person. The 1940 Act further defines voting securities as any security presently entitling the owner or holder thereof to vote for the election of directors of a company. We treat companies in which we own at least a majority of the outstanding voting securities as majority-owned subsidiaries for purposes of the 40% test. We have not requested the SEC to approve our treatment of any company as a majority-owned subsidiary, and the SEC has not done so. If the SEC were to disagree with our treatment of one or more companies as majority-owned subsidiaries, we may need to adjust our strategy and our assets to continue to pass the 40% test. Any such adjustment in our strategy could have a material adverse effect on us.

There can be no assurance that the laws and regulations governing the 1940 Act status of REITs, including guidance from the Division of Investment Management of the SEC regarding these exemptions, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we could, among other things, be required either to (a) substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company, any of which could negatively affect the value of our capital stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for our shares of capital stock.

U.S. Federal Income Tax Risks and Risks Related to Our REIT Status

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive investments.

To maintain our qualification as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance. In particular, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and MBS. The remainder of our investments in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. Thus, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Internal Revenue Code of 1986, as amended (the “Code”), substantially limit our ability to hedge our assets and related borrowings. Under these provisions, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Department regulations. Our annual gross income from non-qualifying hedges, together with any other income not generated from qualifying real estate assets, cannot exceed 25% of our annual gross income. In addition, our aggregate gross income from non-qualifying hedges, fees, and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement certain hedges through a TRS. This could increase the cost of our hedging activities or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear.

We may invest in TBAs, which have some uncertainty in their treatment under the REIT asset and income tests.

We may in the future purchase and sell Agency RMBS through to-be-announced forward contracts (“TBAs”) and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we intend to treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS (“TBAs”) as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the REIT 75% gross income test. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge our position, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

We also indirectly own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws (the “Subsidiary REIT”). Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a “protective” TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the “protective” election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 20% of the value of our total assets may be represented by the securities of one or more TRSs. See “Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.” below.

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

Distributions may be treated as unrelated business taxable income to tax-exempt investors.

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

We intend to structure our securitization and financing arrangements so as to not allocate “excess inclusion income” to our stockholders. However, if we have borrowings with two or more maturities and, (1) those borrowings are secured by mortgages or MBS and (2) the payments made on the borrowings are related to the payments received on the underlying assets, then the borrowings and the pool of mortgages or MBS to which such borrowings relate may be classified as a taxable mortgage pool under the Code. If any part of our investments were to be treated as a taxable mortgage pool, then our REIT status would not be impaired, but a portion of the taxable income we recognize may, under regulations to be issued by the Treasury Department, be characterized as excess inclusion income and allocated among our stockholders to the extent of and generally in proportion to the distributions we make to each stockholder. Any excess inclusion income would:

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

We intend to distribute all of our REIT taxable income to our stockholders so as to satisfy the 90% distribution requirement and to avoid both corporate income tax and the 4% nondeductible excise tax.

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

A REIT may own up to 100% of the equity of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any taxable income that it earns and could be subject to the 15% corporate alternative minimum tax on its adjusted financial statement income if certain income thresholds are met. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We expect to satisfy the 20% limitation discussed above and conduct transactions with any TRS on an arm's length basis. There can be no assurance, however, that we will be able to comply with the 20% limitation or to avoid application of the 100% excise tax.

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

The mortgage loans we acquire may be subject to the interest apportionment rules under Treasury Regulations Section 1.856-5(c) (the “Interest Apportionment Regulation”), which generally provides that if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income for purposes of the REIT 75% gross income test. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose.

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

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our capital stock and our business in general.

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

Risks Related to Our Securities

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

Under Maryland law, no distributions on stock may be made if, after giving effect to the distribution, (i) the corporation would not be able to pay the indebtedness of the corporation as such indebtedness becomes due in the usual course of business or (ii)

except in certain limited circumstances when distributions are made from net earnings, the corporation’s total assets would be less than the sum of the corporation’s total liabilities plus, unless the charter provides otherwise (which our charter does, with respect to any outstanding series of preferred stock), the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the distribution. There can be no guarantee that we will have sufficient cash to pay dividends on any series of our capital stock. Our ability to pay dividends may be impaired if any of the risks described in this Item 1A “Risk Factors” section were to occur. In addition, payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board of Directors may deem relevant from time to time. The payment of dividends may be more uncertain during disruptions in the mortgage, housing or related sectors, such as the current elevated interest rate environment. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock or any series of our preferred stock.

Interests of holders of our securities are structurally subordinated to the liabilities and obligations of our subsidiaries and may also be adversely affected by future offerings of securities.

We are a holding company that conduct our businesses primarily through our subsidiaries. Accordingly, claims of holders of our capital stock and debt securities are structurally subordinated to all existing and future liabilities and obligations of our subsidiaries. In the future, we may also attempt to increase our capital resources by making offerings of debt or additional offerings of equity or equity-linked securities, including commercial paper, warrants, senior or subordinated notes and series or classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock, if any, and lenders with respect to other borrowings will receive a distribution of our available assets before the holders of our common stock. With certain limited exceptions related to some financing facilities, we are not required to offer any such shares to existing shareholders on a pre-emptive basis; therefore, additional offerings of equity securities, including securities that may be converted into or exchanged for equity securities, may dilute the holdings of our existing stockholders or reduce the market price of our capital stock, or both. Preferred stock, including our Series A, Series B, Series C, and Series D Preferred Stock, will have a preference on liquidating distributions or a preference on dividend payments or both that could limit our ability to make a dividend distribution to the holders of our capital stock, including our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our securities bear the risk of our future offerings reducing the market price of our securities and diluting their holdings in us.

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

Item 1C. Cybersecurity

Risk Management and Strategy

We have a risk management process and strategy in place for assessing, identifying, and managing material risks from cybersecurity threats. Our cybersecurity risk management framework is closely aligned with the National Institute of Standards and Technology’s (“NIST”) Cybersecurity Framework (“CSF”) and is incorporated into our enterprise risk management process, information systems, vendor engagement process and employee training programs. We focus on people, processes and technology to build a defensive posture against cybersecurity threats that minimizes disruption to our business while maximizing the security and resiliency of the organization.

We believe that one of the first lines of defense against cybersecurity threats is our employees. Accordingly, we require all new employees to complete cybersecurity training. In addition, we provide quarterly cybersecurity training to existing employees, conduct simulated phishing tests, and perform security awareness proficiency assessments to create more effective and targeted training campaigns to strengthen the human firewall. We also require our employees to annually re-affirm adherence to company-wide IT and related policies designed to protect our information and communications systems. As part of our cybersecurity risk management process, we also conduct third-party led tabletop exercises to practice and prepare to respond to a confirmed or suspected security incident and to highlight any areas for potential improvement.

We also maintain policies, procedures and governance structures designed to help us identify, assess and respond to cybersecurity risks. We have a written cybersecurity framework that closely aligns with the NIST’s CSF. In addition, we maintain a cyber incident response plan to facilitate our response to cybersecurity incidents and formed an Incident Response Team composed of the Chief Information Security Officer & Head of IT Infrastructure (“CISO”), the Chief Credit & Risk Officer, the Chief Legal Officer, the Head of Operations, the Chief Compliance Officer of the RIA, the Head of Data Science, and the Associate General Counsel. The foregoing officers also include within their working teams, non-management employees who are best positioned to identify, assess, respond to and galvanize both internal and third-party resources necessary in the event of a cybersecurity incident. We test the resiliency of our systems through penetration and disaster recovery tests to continually improve our business continuity plan against an ever-changing threat landscape, create redundancies where appropriate for the protection of the Company’s assets, have engaged a security operations center to provide 24/7 monitoring of our environment to detect and respond to suspicious activities in the network, and have cybersecurity insurance. We periodically perform an independent third-party cybersecurity maturity assessment of our systems, policies and procedures focused on the NIST’s CSF and the SEC's Office of Compliance Inspections and Examinations cybersecurity guidance.

We have also implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers, including requiring key service providers to provide evidence that their systems meet appropriate cybersecurity requirements. We collaborate with service providers to help assess the sufficiency of their cybersecurity measures and require service providers to notify us promptly of cyber incidents that may affect our systems or data.

Lastly, we use technology to minimize our exposure to cybersecurity vulnerabilities and promote a safe information and communications systems environment. We avail ourselves of third-party technologies and tools, including tools provided by the Cybersecurity and Infrastructure Security Agency (CISA), other government agencies and third-party cybersecurity experts.

In December 2024, we completed the Palisades Acquisition and have aligned all new employees acquired through such acquisition with our cybersecurity training and governance framework, including the Incident Response Team, which now includes legacy Palisades employees. We are conducting comprehensive risk assessments to identify additional steps that may be necessary to fully align the legacy Palisades information systems and cyber security practices with our systems and practices.

To date, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected us, or, to our knowledge are reasonably likely to materially affect us including our business strategy, results of operations or financial condition. For further discussion, please see the risk factor titled “We are dependent on information technology and systems, including those of third parties, and their failure, including through a cyber-attack, could significantly disrupt our business or result in the disclosure or misuse of confidential or other information, including personal information, which could damage our reputation, result in regulatory sanctions, subject us to litigation and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition” in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our Board of Directors, in coordination with the Audit Committee and the Risk Committee, oversees management of cybersecurity risk. They receive regular reports from senior management and our CISO on, among other things, the threat landscape, the Company’s cybersecurity program, infrastructure improvements, cybersecurity incident investigations and information security vulnerabilities. The Audit Committee focuses on cybersecurity risk, particularly as it relates to enterprise risk management within the audit and financial reporting process, while the Risk Committee focuses on cybersecurity risk within the Company’s overall business risk profile. Refer to Item 7A, "Quantitative or Qualitative Disclosures about Market Risk - Risk Management" included in this 2024 Form 10-K for additional information on our enterprise risk management.

The Company’s CISO has a Bachelor of Engineering degree in information technology and more than 25 years of experience in the information technology space, including extensive experience leading our internal IT infrastructure and cybersecurity team. The CISO receives regular updates on cybersecurity matters from his internal IT infrastructure and cybersecurity team as well as outside vendors and advisors that we have engaged. Employees outside of the IT infrastructure and cybersecurity team also elevate any potential cybersecurity issues, whether internal or at a third party with whom we do business, to the CISO.

The Incident Response Team and the non-management employees who support the Incident Response Team identify, assess, respond to and coordinate both internal and third-party resources in the event of a cybersecurity incident. In the event of a potentially material cybersecurity event, all members of the Incident Response Team are notified and a preliminary assessment of the situation is made. Designated individuals within the Incident Response Team notify the Chief Executive Officer, and if the situation so warrants, the Board of Directors, cybersecurity experts, outside counsel and other advisors to help further assess and formulate an appropriate response to the situation and regulatory and other government authorities as applicable and as required by law.

Item 2. Properties

As of December 31, 2024, we do not own any property. Our corporate headquarters is located in leased space at 630 Fifth Avenue, Ste 2400, New York, New York 10111, telephone (212) 626-2300. Our office lease expires in January 2027. We believe that this space is suitable and adequate for our current needs. In addition, we have leases through November 2026, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

As a result of the Palisades Acquisition, we have acquired leases on spaces located at 6001 Bold Ruler Way, Suite 110, Austin, Texas 78746, which runs through December 2026, 401 South 1st Street, Suite 850, Austin, Texas 78704, which runs through March 2035, and 909 Davis Street, Ste 500, Evanston, Illinois 60201, which runs through June 2025.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007. As of January 31, 2025, we had 80,922,573 shares of common stock issued and outstanding which were held by 167 holders of record.

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

Our Board of Directors declared dividends of $1.42 and $2.10 per share during 2024 and 2023, respectively.

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

The company did not repurchase any of its common stock and preferred stock during the year ended December 31, 2024. The approximate dollar of shares that may yet to be purchased under the share repurchase program was $250 million as of December 31, 2024.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the iShares Mortgage Real Estate ETF, an industry index of mortgage REITs. The comparison is for the period from December 31, 2019 to December 31, 2024 and assumes the reinvestment of dividends. The graph and table assume that $100 was invested in our common stock and each of the two other indices on December 31, 2019.

Chimera Share Performance
Value of $100 Investment
225
200
175
150
125
100
75
50
25
-
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
100
118
152
125
157
197
79
92
92
67
77
76
57
39
40
41
Chimera
S&P 500 Index
iShares Mortgage Real Estate ETF

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Chimera	100	57	92	39	40	41
S&P 500 Index	100	118	152	125	157	197
iShares Mortgage Real Estate ETF	100	79	92	67	77	76
The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed.  The historical information set forth above is not necessarily indicative of future performance.  Accordingly, we do not make or endorse any predictions as to future share performance.

The share performance graph and table shall not be deemed, under either the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, to be (i) “soliciting material” or “filed” or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such share performance graph and table by reference.

Item 6.  RESERVED

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Item 15 of this 2024 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2024 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of the 2024 Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this 2024 Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

All per share amounts, common shares outstanding and restricted shares for all periods presented reflect our 1-for-3 reverse stock split, which was effective after the close of trading on May 21, 2024.

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets for ourselves and for unrelated third parties through our third-party investment management and advisory services. The assets we may invest in and manage for others include residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose loans (“BPLs”) (including residential transition loans (“RTLs”)) and investor loans, mortgage servicing rights (“MSRs”) and other real estate-related assets such as Agency CMBS, junior liens and home equity lines of credit, or HELOCs, equity appreciation rights, and reverse mortgages. The MBS and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated securities. Our investment management and advisory services are provided on a discretionary basis through investment funds that we manage and on a non-discretionary basis with respect to assets acquired and owned by third-party institutions, including insurance companies, credit funds, and other institutional investors.

Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income from our investment portfolio whose asset performance is linked to mortgage credit fundamentals and fees generated from providing investment management and advisory services to third parties. We plan to execute our business strategy through a combination of organic and external growth, depending on opportunities and market conditions. In addition to our strategy of building a durable portfolio of residential mortgage assets, we may invest in operational platforms, including entities that originate or service mortgage loans, and other businesses, partnerships or investments that could enhance our business activities.

For a full description of our business, see Part 1 – Business in this Annual Report on Form 10-K.

Market Conditions and our Strategy

Interest Rates

The consumer price index declined in the first part of 2024 and then held steady before rising in November and December, increasing 2.9% during 2024. The personal consumption expenditures price index increased 2.6% in December 2024, as compared with December 2023, recording a bigger increase than the 2.1% increase from October 2023 to October 2024.

Meanwhile, real GDP in the U.S. grew at an annualized rate of 2.3% in the fourth quarter of 2024. Labor market conditions remained tight throughout the year, with the unemployment rate fluctuating between 3.7% and 4.2%.

The Federal Reserve kept the federal funds rate in a target range of 5.25% and 5.50% through the first three quarters of 2024. The Federal Reserve then lowered the target federal funds rate by one hundred basis points between September and year-end. Long-term interest rates did not react to the federal funds rate cut as expected. In each of the previous seven cutting cycles since the 1980s, the 10-year Treasury rate decreased after a Fed rate cut. In 2024, the 10-year Treasury yield had decreased to 3.62% from a high of 4.70% in April only to spike back up to 4.63% by year-end after the Fed rate cuts. During the fourth quarter of 2024, the term premium for 10-year Treasuries increased by 75 basis points, which means the 10-year Treasury rate increased an additional 75 basis points over the rate change based on changing Fed expectations. We believe this increase in the term premium reflects the market’s uncertainty about future rates.

Credit Spreads

Residential credit performance was strong in 2024, driven by robust fundamentals given low defaults, rising home prices and record levels of homeowners’ equity. In addition, Non-Agency RMBS gross issuance ended at approximately $137 billion, almost doubling from 2023 issuance levels of $71 billion. Investor demand was very strong, and credit spreads tightened in 2024, especially at the bottom of capital structure, with the credit curve flattening significantly.

While credit spreads in the residential market tightened significantly in 2024, they continue to remain attractive relative to the investment grade and high yield corporate bond markets. We believe market conditions align well with our residential credit strategy.

Housing Market

As discussed earlier, interest rates experienced volatility during the year and that was reflected in mortgage rates. According to Freddie Mac, the average 30-year fixed mortgage rate started the year at 6.62% and ended the year at 6.85%, representing an increase of twenty-three basis points. However, mortgage rates were volatile throughout 2024 and peaked at 7.22% in May and by September had retreated down to 6.08%, prompting a modest uptick in refinancing activity. The mortgage basis, which is the spread between MBS and Treasury benchmarks, remained mostly range-bound between 120 and 160 basis points and ended the year at 135.

During 2024, the number of previously owned-homes that were sold declined for the third consecutive year and to the lowest level since 1995 reflecting what we believe was the continuation of the lock-in effect and homeowners are reluctant to trade in the low mortgage rate for a higher rate if they sell their home. New home construction was up slightly from 2023, but new homes for sale that are under construction peaked in March and were slightly down from that peak in December. The number of completed new homes for sale hit its highest level in December since 2009. Demand, however, on a national basis for newly constructed homes remained strong during the year as the time from completing construction to sale remained under 3 months as compared to a historical average of nearly 5 months.

Our Strategy in 2024

Against this market backdrop, we managed our portfolio by increasing liquidity and diversifying sources of income. Consistent with this strategy, we raised $74 million from an equity raise in December 2023 and $140 million from two issuances of unsecured notes and deployed the net proceeds.

We invested approximately $102 million in subordinated tranches of new issue third-party mortgage securitizations backed by RPLs and small balance commercial properties. These investments were purchased at attractive unlevered yields. Finally, we invested $1 billion in floating rate Agency CMOs. These floating rate investments were purchased at levered yields that exceeded the cost of capital from the Company’s unsecured debt issuance. We believe these investments will provide an attractive return while serving as a source of liquidity during intermittent periods as we seek to deploy capital in loans or other investments.

In 2024, we committed to purchase $1.1 billion of residential mortgage loans, down from $1.4 billion in 2023 and $1.7 billion in 2022. Of such loans, approximately 44% were seasoned RPLs, 29% were Non-QMs, and the remainder were BPLs. Of the $1.1 billion of residential mortgage loans that we committed to acquire in 2024, $130 million were RTLs and $308 million were Non-QM DSCR loans that settled in the first quarter of 2025. Apart from RTLs, all loans purchased were financed or expected to be financed through non-recourse term securitization transactions. The loan characteristics of the seasoned RPLs and BPLs were consistent with the characteristics which currently exist in our portfolio.

In December 2024, we completed the Palisades Acquisition, providing us with a new fee-based source of income, as discussed below.

Given the challenging operating environment, ongoing liquidity needs, and opportunities to purchase new assets with higher yields, we rebalanced a portion of our investment portfolio. Overall, we sold $38 million Agency CMBS. These sales resulted in a recognized loss of $3.8 million. Additionally, to fund our investment activity and the Palisades Acquisition, we raised $20 million in liquidity through the sale of Agency CMOs during the fourth quarter. These sales resulted in a realized loss of $1.5 million.

Considering the overall investment purchases, sales, and securitization activities, at December 31, 2024, our portfolio consisted of 88% residential mortgage loans, 8% Non-Agency RMBS, and 4% Agency MBS (including Agency CMOs) on a fair value basis. Our Agency portfolio increased by $417 million year-over-year through a combination of purchases and sales of Agency CMOs and sales of Agency CMBS activities.

Given the interest rate volatility during the year, portfolio valuations remained volatile and ended the year with valuations ranging from flat to slightly down. The increase in rates, particularly at the longer dated maturity toward the end of the year, caused a 11.77% decline in book value during the fourth quarter of 2024. Our book value per common share was $19.72, as of December 31, 2024, as compared to $20.25 as of December 31, 2023. We declared $1.42 common stock dividends per share in 2024. Our economic return on book value, which includes the overall change in book value for the period plus dividends, was 4.40% for the full year of 2024. The total rate of return on our common stock, including dividend reinvestment, was 3.5% for 2024.

Additional Business Highlights

Capital Raising Activity during 2024

In May 2024, we issued $65 million of 9.00% unsecured senior notes due May 15, 2029. Net of underwriting fees, we received a total of $62 million in proceeds. These notes may be redeemed, in whole or in part, at any time at our option on or after May 15, 2026. In August 2024, we issued $75 million of 9.25% unsecured senior notes due August 15, 2029. Net of underwriting fees, we received a total of $72 million in proceeds. These notes may be redeemed, in whole or in part, at any time at our option on or after August 15, 2026.

Acquisition of Palisades Group

In December 2024, we consummated the Palisades Acquisition. Founded in 2012, Palisades manages and invests, on behalf of third parties, in residential real estate assets across a broad spectrum of credit products. Upon closing, Jack Macdowell, Jr., co-founder and Chief Investment Officer of Palisades, became our Chief Investment Officer. Under the terms of the agreement, we acquired Palisades for cash consideration of $30 million at closing, plus an additional potential earnout of up to $20 million over five years contingent upon achieving certain financial targets, with the option for us to pay 50% of the earnout payments in common shares, aligning interests with those of our shareholders.

Secured Financing Activity during 2024

The Federal Reserve shifted its monetary policy stance, transitioning from a period of rate hikes to implementing one hundred basis points in rate cuts during 2024 in response to evolving economic conditions. Managing our floating rate liabilities through this period of uncertainty remained among the top priorities of management. Management was focused throughout the year on strengthening our portfolio’s liability structure through proactive portfolio management (selling certain assets, purchasing non-agency subordinate securities and Agency CMO floaters) and securitization, which provides long-term, fixed rate, non-recourse financing.

On a year-over-year basis, our secured financing agreements (recourse liabilities) increased by a net $392 million:

•Secured financing facilities backed by residential credit portfolio increased by $35 million.
•Secured financing backed by Agency CMO facilities increased by $403 million.

While our securitized debt (non-recourse liabilities) increased by $392 million during the third quarter as we closed on our CIM 2024-R1 securitization, our net securitized debt balance decreased by $617 million due to prepayments during the year. As of December 31, 2024, we had no outstanding warehouse financing exposure (recourse liabilities) backed by RPLs. Our repo funding costs decreased by 103 basis points during the year, consistent with decreases in the federal funds rates over the period.

Securitization Activity during 2024

In July, we sponsored CIM 2024-R1, a $468 million securitization of seasoned RPLs. Securities issued by CIM 2024-R1, with an aggregate balance of approximately $352 million, were sold in a private placement to institutional investors. These senior securities represented approximately 75.15% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $116 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans when their unpaid principal balance is less than or equal to 30% of the unpaid principal balance of the securitized mortgage loans as of the cut-off date. The advance rate was 75% with a 5.7% weighted average cost of debt.

Hedging transactions during 2024

We engaged in a series of interest rate hedges to help mitigate the impact of higher interest rates on our future financing and protect against the impact of higher interest rates on the overall portfolio value. Our hedging strategies are dynamic. In 2024, management focused on limiting the impact of higher interest rates, while maintaining optionality for our portfolio to benefit from potential lower interest rates in the future. Over the year, we converted $1.5 billion of swaptions to a pay-fixed 1-year swap with a weighted average coupon of 3.56%. In addition, $1 billion of pay fixed 3.26% swaps matured .

As of December 31, 2024, we maintained open interest rate swap positions in: (i) a $500 million 3.43% pay-fixed interest rate swap maturing in April 2025, (ii) a $500 million 3.49% pay-fixed interest rate swap maturing in April 2025, and (iii) a $500 million 3.76% pay-fixed interest rate swap maturing in June 2025. The company also has a long position in $500 million 1-year swaption on a 1-year pay-fixed interest rate swap with a fixed rate of 3.45% that we exercised in January 2025.

Considering the velocity and magnitude of interest rate movements, we maintained a hedging program to manage the interest rate risk for the time differential between loan purchase commitment and the closing of loans into securitization. In addition, we used a combination of various U.S. Treasury futures contracts to hedge our exposure to future financing costs. Our hedging techniques attempt to mitigate the interest rate risk but do not capture the impact of credit spread risk. As part of our ongoing securitization execution hedging strategy, we entered into $200 million of short 2-year treasury futures contracts during the fourth quarter to buy protection that hedges the coupon rate of the senior notes of the securitization execution that settled during the first quarter of 2025.

Operating expenses

Compensation, general, administrative, and servicing expenses were lower marginally year-over-year when excluding expenses related to the Palisades Acquisition. Our transaction expenses were significantly lower during the year due to reduced securitization activity in 2024. However, these expenses increased in the fourth quarter by $2.4 million primarily from expenses related to the Palisades Acquisition. The increase in Compensation and benefits costs for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by a $10 million, related-party, non-cash imputed compensation charge on the Palisade Acquisition.

Reverse Stock Split

On May 10, 2024, our Board of Directors approved a 1-for-3 reverse stock split of our common stock. The reverse stock split was effective after the close of trading on May 21, 2024, and shares of our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange beginning at the opening of trading on May 22, 2024. We implemented the reverse stock split with the objective of reducing our number of shares of common stock outstanding to more closely align with the number of common shares outstanding for companies of a similar market capitalization. As a result of the reverse stock split, every three shares of our common stock was converted into one share of common stock, reducing the number of issued and outstanding shares of our common stock from approximately 241 million to approximately 80 million and reducing the number of authorized shares from 500 million to approximately 167 million.

Strategy Outlook

We continue to approach portfolio management in a disciplined manner and are expecting to operate in an uncertain environment defined in part by higher interest rates and increased rate volatility. In 2025, we expect to continue to diversify our portfolio, increase liquidity and grow our fee-based income revenue streams.

While we intend to continue to look for opportunities to acquire and securitize mortgage loans, we expect to grow our Agency RMBS portfolio. In addition to supporting our regulatory compliance, we believe that a larger Agency RMBS portfolio will provide portfolio diversity, more stable dividends, and a source of liquidity for opportunistic asset and business acquisitions and protection in periods of volatility. We also intend to look at opportunities to acquire MSRs, which we believe will help hedge our loan portfolio, as well as provide a diverse source of income for our dividends.

With the Palisades Acquisition, we have embarked on our strategy of enhancing returns to our shareholders through diversification of revenue from fee-based income. As we move into 2025 and beyond, we expect to expand and grow our non-discretionary investment management and advisory services and continue to look for opportunities to grow through a combination of organic and external growth, depending on opportunities and market conditions.

We expect that funds for these portfolio diversification and growth initiatives will come from our existing portfolio as we return to our re-lever strategy. We expect to call, and if market conditions are appropriate, re-securitize our NR securitizations, as well as some of our R securitizations in 2025.

Finally, at the end of the year, our total recourse financing exposure was $2.96 billion. We continue to seek opportunities to finance our retained notes from securitizations with long-term, limited, or, when conditions are appropriate, non-MTM finance facilities. We currently have 48% of our recourse financing with these types of facilities. To further manage our interest rate risk, we intend to use financial derivatives such as futures, interest rate swaps and swaptions to hedge against securitization executions and net interest margin compression.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the years ended December 31, 2024, 2023 and 2022.

Net Income (Loss)
(dollars in thousands, except share and per share data)
	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net interest income:
Interest income (1)	$760,950	$772,904	$773,121
Interest expense (2)	496,274	509,541	333,293
Net interest income	264,676	263,363	439,828

Increase (decrease) in provision for credit losses	9,838	11,371	7,037

Other income (losses):
Net unrealized gains (losses) on derivatives	2,963	(6,411)	(1,482)
Realized gains (losses) on derivatives	(21,540)	(40,957)	(561)
Periodic interest cost of swaps, net	23,780	17,167	(1,752)
Net gains (losses) on derivatives	5,203	(30,201)	(3,795)
Investment management and advisory fees	2,710	—	—
Net unrealized gains (losses) on financial instruments at fair value	10,811	34,373	(736,899)
Net realized gains (losses) on sales of investments	(5,219)	(31,234)	(76,473)
Gains (losses) on extinguishment of debt	—	3,875	(2,897)
Other investment gains (losses)	9,543	1,091	(1,866)
Total other income (losses)	23,048	(22,096)	(821,930)

Other expenses:
Compensation and benefits (3)	41,364	30,570	49,378
General and administrative expenses	23,201	25,117	22,651
Servicing and asset manager fees	29,795	32,624	36,005
Amortization of intangibles and depreciation expenses	321	—	—
Transaction expenses	7,091	15,379	16,146
Total other expenses	101,772	103,690	124,180
Income (loss) before income taxes	176,114	126,206	(513,319)
Income taxes	49	102	(253)
Net income (loss)	$176,065	$126,104	$(513,066)

Dividends on preferred stock	85,736	73,750	73,765

Net income (loss) available to common shareholders	$90,329	$52,354	$(586,831)

Net income (loss) per share available to common shareholders:
Basic	$1.12	$0.68	$(7.53)
Diluted	$1.10	$0.68	$(7.53)

Weighted average number of common shares outstanding:
Basic	80,976,745	76,685,785	77,979,582
Diluted	82,157,622	77,539,289	77,979,582

Dividends declared per share of common stock	$1.42	$2.10	$3.36
(1) Includes interest income of consolidated VIEs of $640,499, $593,384, and $551,253 for the years ended December 31, 2024, 2023, and 2022, respectively.
(2) Includes interest expense of consolidated VIEs of $293,509, $282,542, and $197,823 for the years ended December 31, 2024, 2023, and 2022, respectively.
(3) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $10 million for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

Results of Operations for the Years Ended December 31, 2024 and 2023.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

For the year ended December 31, 2024, our net income available to common shareholders was $90 million, or $1.12 per average basic common share, compared to a net income of $52 million, or $0.68 per average basic common share for the year ended December 31, 2023. The increase in net income available to common shareholders for the year ended December 31, 2024, as compared to the year ended December 31, 2023 was primarily driven by an increase in net gains on derivatives of $35 million, a decrease in net losses on sales of investments of $26 million, and a decrease in transactions expenses of $8 million.

During the year ended December 31, 2024, we had net interest income of $265 million, unrealized gains on financial instruments at fair value of $11 million, net gains on derivatives of $5 million, investment and asset management fees of $3 million, and other investment gains of $10 million, offset in part by operating expenses of $102 million, preferred stock dividend of $86 million, and realized losses on sales of investments of $5 million.

Interest Income

Interest income decreased by $12 million, or 1.5%, to $761 million for the year ended December 31, 2024, as compared to $773 million for the year ended December 31, 2023. This decrease in our interest income during the year ended December 31, 2024 was primarily driven by a decrease in our average interest earning assets as compared to the year ended December 31, 2023. We reduced our Loans held for investments by $877 million and Agency CMBS positions by $127 million offset by an increase in our Agency RMBS balance by $613 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. However, during the year ended December 31, 2024, the yields on our average interest earning assets increased by 10 basis points to 5.8%, as compared to 5.7% for the year ended December 31, 2023, which partially offset the effects of lower interest earning asset balances.

Due to these changes in our portfolio, our interest income on Loans held for investment and Agency CMBS decreased by $28 million and $5 million, respectively, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was offset in part by an increase in interest income of $23 million on our Agency RMBS portfolio driven by our Agency CMO purchases during the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Interest Expense

Interest expense decreased by $14 million, or 3%, to $496 million for the year ended December 31, 2024, as compared to $510 million for the year ended December 31, 2023. This decrease in interest expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was primarily driven by a decrease in our average interest-bearing liabilities and the Federal Reserve's 100 basis points rate cut.

As we rebalanced our investment portfolio, we reduced our average secured financing agreements collateralized by Agency CMBS, Non-Agency RMBS and Loans held for investment by $428 million, which combined with lower financing costs due to Fed rate cuts, decreased our interest expense on secured financing agreements collateralized by Loans held for investments, Non-agency RMBS, and Agency CMBS by $19 million, $20 million, and $5 million, respectively, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. This was partially offset by an increase in interest expense on our secured financing agreements collateralized by Agency RMBS by $17 million, driven by higher borrowings to finance our Agency CMO purchases, and Long term debt expense of $7 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Interest expense on our secured debt increased slightly by $1 million, to $294 million during the year ended December 31, 2024, as compared to $293 million in the prior year. Our average securitized debt balances decreased by $478 million during the year ended December 31, 2024, as compared to the year ended December 31, 2023, but we had an increase in our average yield on our debt of 20 basis points which primarily drove the slight increase in interest expense.

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

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest Cost of Interest Rate Swaps	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest Cost of Interest Rate Swaps	Other (1)	Economic Net Interest Income
For the Year Ended December 31, 2024	$760,950	$496,274	$(23,780)	$472,494	$264,676	$23,780	$(7,352)	$281,104
For the Year Ended December 31, 2023	$772,904	$509,541	$(17,167)	$492,374	$263,363	$17,167	$(9,871)	$270,659
For the Year Ended December 31, 2022	$773,121	$333,293	$1,752	$335,045	$439,828	$(1,752)	$(2,505)	$435,571

For the Quarter Ended December 31, 2024	$192,364	$126,540	$(4,542)	$121,997	$65,824	$4,542	$(1,169)	$69,197
For the Quarter Ended September 30, 2024	$195,295	$128,844	$(6,789)	$122,054	$66,451	$6,789	$(1,729)	$71,511
For the Quarter Ended June 30, 2024	$186,717	$119,422	$(6,971)	$112,451	$67,295	$6,971	$(1,872)	$72,394
For the Quarter Ended March 31, 2024	$186,574	$121,468	$(5,476)	$115,992	$65,106	$5,476	$(2,581)	$68,001
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following table shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarters Ended
	December 31, 2024			September 30, 2024			December 31, 2023
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$682,811	$10,505	6.1%	$627,966	$10,343	6.6%	$19,136	$303	6.3%
Agency CMBS	41,906	507	4.8%	44,236	502	4.5%	105,270	1,138	4.3%
Non-Agency RMBS	1,000,496	29,508	11.8%	978,811	30,365	12.4%	950,366	29,611	12.5%
Loans held for investment	11,107,918	150,674	5.4%	11,260,536	152,355	5.4%	11,882,662	158,501	5.3%
Total	$12,833,131	$191,194	6.0%	$12,911,549	$193,565	6.1%	$12,957,434	$189,553	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$637,645	$7,438	5.0%	$537,265	$7,563	5.7%	$—	$—	—%
Agency CMBS	29,194	366	5.0%	31,001	423	5.5%	75,847	1,071	5.6%
Non-Agency RMBS	657,762	10,537	6.4%	649,412	11,088	6.8%	710,550	13,561	7.6%
Loans held for investment	1,745,522	27,973	6.4%	1,699,744	26,643	6.3%	1,761,188	30,298	6.9%
Securitized debt	7,670,967	72,209	3.8%	7,887,609	73,867	3.7%	8,422,017	76,327	3.6%
Long term debt (3)	139,750	3,474	9.9%	99,938	2,470	9.9%	—	—	—%
Total	$10,880,840	$121,997	4.5%	$10,904,969	$122,054	4.5%	$10,969,602	$121,257	4.4%

Economic net interest income/net interest rate spread		$69,197	1.5%		$71,511	1.6%		$68,296	1.5%

Net interest-earning assets/net interest margin	$1,952,291		2.2%	$2,006,580		2.2%	$1,987,832		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.18			1.18

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic net interest cost on swaps.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

	For the Years Ended
	December 31, 2024			December 31, 2023
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$631,883	$23,892	6.3%	$18,907	$1,164	6.2%
Agency CMBS	49,593	2,321	4.7%	176,826	7,523	4.3%
Non-Agency RMBS	978,131	119,335	12.2%	970,211	118,078	12.2%
Loans held for investment	11,337,205	608,050	5.4%	12,214,061	636,268	5.2%
Total	$12,996,812	$753,598	5.8%	$13,380,005	$763,033	5.7%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$540,735	$16,860	5.2%	$1,551	$118	7.6%
Agency CMBS	35,555	1,951	5.5%	139,746	6,878	4.9%
Non-Agency RMBS	661,781	44,649	6.7%	744,208	64,831	8.7%
Loans held for investment	1,709,150	108,891	6.4%	1,950,810	127,627	6.5%
Securitized debt	7,930,785	293,509	3.7%	8,408,355	292,920	3.5%
Long term debt (3)	110,050	6,634	9.9%	—	—	—%
Total	$10,988,056	$472,494	4.3%	$11,244,670	$492,374	4.4%

Economic net interest income/net interest rate spread		$281,104	1.5%		$270,659	1.3%

Net interest-earning assets/net interest margin	$2,008,756		2.2%	$2,135,335		2.0%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.19

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic net interest cost on swaps.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

Economic Net Interest Income and the Average Earning Assets

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $10 million to $281 million for the year ended December 31, 2024 from $271 million for the year ended December 31, 2023. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 20 basis points for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Our Average net interest-earning assets decreased by $127 million to $2.0 billion for the year ended December 31, 2024, compared to $2.1 billion for the same period of 2023. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 20 basis points for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in our net interest spread was primarily driven by a decrease in our interest expense due to Fed rate cuts and lower average interest-bearing liabilities balances driven by our de-levering efforts.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using secured financing agreements is typically correlated to Secured Overnight Financing Rate (“SOFR”) and the term of the financing. The borrowing rate on the majority of our securitized debt is fixed and correlated to the term of the financing. The table below shows our average borrowed funds, Economic interest expense, average cost of funds (inclusive of periodic interest costs on swaps), average one-month SOFR, average three-month SOFR and average one-month SOFR relative to average three-month SOFR.

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2024	$10,988,056	$472,494	4.30%	5.09%	5.02%	0.07%
For The Year Ended December 31, 2023	$11,244,670	$492,374	4.38%	5.07%	5.17%	(0.10)%
For The Year Ended December 31, 2022	$11,272,811	$335,045	2.97%	1.85%	2.18%	(0.33)%

For the Quarter Ended December 31, 2024	$10,880,840	$121,997	4.48%	4.59%	4.50%	0.09%
For the Quarter Ended September 30, 2024	$10,904,969	$122,054	4.48%	5.29%	5.24%	0.05%
For the Quarter Ended June 30, 2024	$10,741,156	$112,451	4.24%	5.33%	5.33%	0.00%
For the Quarter Ended March 31, 2024	$10,629,205	$115,992	4.37%	5.33%	5.32%	0.01%

Average interest-bearing liabilities decreased by $257 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Economic interest expense decreased by $20 million for the year ended December 31, 2024, as compared to the year ended December 31, 2023, primarily due to Fed rate cuts.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the year ended December 31, 2024, we recorded provision for credit losses of $10 million, as compared to provision of credit losses of $11 million for the year ended December 31, 2023.

The increase in provision for credit losses for the year ended December 31, 2024 as compared to the year ended December 31, 2023, is primarily due to an increase in expected losses and delinquencies. In addition, certain Non-Agency RMBS positions, now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The table below shows a summary of our net gains (losses) on derivative instruments, for the years ended December 31, 2024, 2023, and 2022, respectively.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands)
Periodic interest income (expense) on interest rate swaps, net	$23,780	$17,167	$(1,752)
Realized gains (losses) on derivative instruments, net:
Swaps	(17,317)	(45,226)	(561)
Treasury futures	(4,223)	(6,344)	—
Swaptions	—	10,613	—
Total realized gains (losses) on derivative instruments, net	(21,540)	(40,957)	(561)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	4,224	497	(10,358)
Treasury futures	117	—	—
Swaptions	(1,378)	(6,908)	8,876
Total unrealized gains (losses) on derivative instruments, net:	2,963	(6,411)	(1,482)
Total gains (losses) on derivative instruments, net	$5,203	$(30,201)	$(3,795)

During the years ended December 31, 2024 and 2023, we recognized total net gains on derivatives of $5 million and total net losses on derivatives of $30 million, respectively. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on our interest rate swaps was less than one year. The weighted average pay rate on our interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on our interest rate swaps was less than one year.

We had no swap terminations during the year ended December 31, 2024. We had a realized loss of $17 million related to the maturity of one swap during the year ended December 31, 2024. We paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the year ended December 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the year ended December 31, 2024, we exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the year ended December 31, 2023, we entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a 3.56% strike rate. The underlying swap terms will allow us to pay a fixed rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the year ended December 31, 2023, we terminated our existing $1.0 billion notional swaption contract for a one-year forward starting swap. We also entered and terminated three new swaptions contracts with $2.3 billion notional during the year ended December 31, 2023. We had net realized gains of $11 million on these swaption terminations.

During the year ended December 31, 2024, we entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contracts with notional amounts of $139 million and $168 million, respectively, which we subsequently covered for a net realized loss of $4.9 million. Additionally, we covered and reopened our existing open 2-year U.S Treasury futures contact position for a realized gain of $641 thousand. We are short 1,000 2-year U.S. Treasury futures contracts as of December 31, 2024. During the year ended December 31, 2023, we entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contracts with a notional amounts of $600 million and $375 million, respectively, which we subsequently covered and had no outstanding U.S. Treasury futures contracts at December 31, 2023. We had a net realized loss of $6 million on covering these short U.S. Treasury futures contracts. We also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the year ended December 31, 2023 for a realized loss of $187 thousand.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $3 million for the year ended December 31, 2024.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

As discussed earlier, generally tighter residential credit spreads and lower interest rates during the year ended December 31, 2024, as compared to the year ended December 31, 2023, resulted in a slight increase in the market value of our investments carried with fair value option. We had Net unrealized gains on financial instruments at fair value of $11 million and $34 million for the years ended December 31, 2024 and December 31, 2023, respectively.

Gains and Losses on Sales of Assets

We do not forecast sales of investments as we generally expect to invest for long-term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, to achieve targeted leverage ratios, as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk adjusted yield for our investors. As mentioned earlier, during the year ended December 31, 2024, we rebalanced a portion of our investment portfolio and sold Agency CMBS and Agency CMO assets. These sales resulted in a net realized losses of $5 million during the year ended December 31, 2024. During the year ended December 31, 2023, we sold some of our Agency MBS investments as part of our portfolio optimization efforts and realized a loss of $31 million.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2024, and December 31, 2023.

Securitized Debt Collateralized by Loans Held for Investment

We did not acquire any securitized debt collateralized by Loans held for investment during the year ended December 31, 2024. During the year ended December 31, 2023, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million.

Long Term Debt Expense

During the second quarter of 2024, we issued $65 million aggregate principal amount of 9.00% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $62 million of proceeds.

During the third quarter of 2024, we issued $75 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 9.25% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $72 million of proceeds.

At December 31, 2024, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At December 31, 2024, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $7 million for the year ended December 31, 2024.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2024	$71,656	0.55%	2.73%
For The Year Ended December 31, 2023	$71,067	0.53%	2.74%
For The Year Ended December 31, 2022	$88,175	0.61%	2.87%

For the Quarter Ended December 31, 2024	$28,240	0.84%	4.29%
For the Quarter Ended September 30, 2024	$15,130	0.45%	2.25%
For the Quarter Ended June 30, 2024	$13,287	0.41%	2.01%
For the Quarter Ended March 31, 2024	$15,000	0.47%	2.31%

The Compensation and benefits costs were approximately $41 million and $31 million for the year ended December 31, 2024 and December 31, 2023, respectively. The increase in Compensation and benefits costs for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by $10.3 million related-party, non-cash imputed compensation expense related to the Palisade Acquisition.

The general and administrative expenses were at $23 million for the year ended December 31, 2024 and $25 million for the year ended December 31, 2023, respectively. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, and independent investment consulting expenses.

The transactions expenses were approximately $7 million and $15 million for the year ended December 31, 2024 and December 31, 2023, respectively. The decrease in transaction expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily driven by lower call and securitization activity.

Servicing and Asset Manager Fee Expense

The servicing fees and asset manager expenses were $30 million and $33 million for the year ended December 31, 2024 and December 31, 2023, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Amortization of intangibles and depreciation expenses

We acquired both intangible assets and long-lived fixed assets through the Palisades Acquisition during the fourth quarter of 2024. We recognized intangible assets related to investment management agreements and developed technology acquired in the transaction. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. During the year ended December 31, 2024, we recognized amortization of intangible assets and depreciation expense of $321 thousand.

Earnings available for distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income excluding (i) unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, (ii) realized gains or losses on the sales of investments, (iii) gains or losses on the extinguishment of debt, (iv) changes in the provision for credit losses, (v) unrealized gains or losses on derivatives, (vi) realized gains or losses on derivatives, (vii) transaction expenses, (viii) stock compensation expenses for retirement eligible awards, (ix) amortization of intangibles and depreciation expenses, (x) non-cash imputed compensation expense related to business acquisitions, and (xi) other gains and losses on equity investments.

Non-cash imputed compensation expense reflects the portion of the consideration paid in the Palisades Acquisition that pursuant to the seller’s contractual arrangements is distributable to the seller’s legacy employees (who are now our employees) and that for GAAP purposes is recorded as non-cash imputed compensation expense with an offsetting entry recorded as non-cash contribution from a related party to our shareholder’s equity. The excluded amounts do not include any normal, recurring compensation paid to our employees.

Transaction expenses are primarily comprised of costs only incurred at the time of execution of our securitizations, certain structured secured financing agreements, and business combination transactions and include costs such as underwriting fees, legal fees, diligence fees, accounting fees, bank fees and other similar transaction-related expenses. These costs are all incurred prior to or at the execution of the transaction and do not recur. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. We believe that excluding these costs is useful to investors as it is generally consistent with our peer group’s treatment of these costs in their non-GAAP measures presentation, mitigates period to period comparability issues tied to the timing of securitization and structured finance transactions, and is consistent with the accounting for the deferral of debt issue costs prior to the fair value election option made by us. In addition, we believe it is important for investors to review this metric which is consistent with how management internally evaluates the performance of the Company. Stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (generally 36 months) rather than reported as an immediate expense.

We view Earnings available for distribution as one measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our Board of Directors uses to determine the amount, if any, of dividends on our common stock. Other metrics that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include, among others, REIT taxable income, dividend yield, book value, cash generated from the portfolio, reinvestment opportunities and other cash needs. To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income annually, determined without regard to the deduction for dividends paid and excluding net capital gains. Earnings available for distribution, however, is different than REIT taxable income, and the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income is not based on Earnings available for distribution. Therefore, Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay. We believe Earnings available for distribution helps us and investors evaluate our financial performance period over period without the impact of certain non-recurring transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for or superior to net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating Earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to Earnings available for distribution and related per average diluted common share amounts. Earnings available for distribution is presented on an adjusted dilutive shares basis.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$90,329	$52,354	$(586,831)
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	(10,811)	(34,373)	736,899
Net realized (gains) losses on sales of investments	5,219	31,234	76,473
(Gains) losses on extinguishment of debt	—	(3,875)	2,897
Increase (decrease) in provision for credit losses	9,838	11,371	7,037
Net unrealized (gains) losses on derivatives	(2,963)	6,411	1,482
Realized (gains) losses on derivatives	21,540	40,957	561
Transaction expenses	7,091	15,379	16,146
Stock Compensation expense for retirement eligible awards	(125)	966	(205)
Amortization of intangibles and depreciation expenses (2)	321	—	—
Non-cash imputed compensation related to business acquisition	10,296	—	—
Other investment (gains) losses	(9,543)	(1,091)	1,866
Earnings available for distribution	$121,192	$119,333	$256,325

GAAP net income (loss) per diluted common share	$1.10	$0.68	$(7.53)
Earnings available for distribution per adjusted diluted common share	$1.48	$1.53	$3.24
(1) As a result of the Palisades Acquisition, we updated the determination of earnings available for distribution to exclude non-recurring acquisition-related transaction expenses, non-cash amortization of intangibles and depreciation expenses, and non-cash imputed compensation expenses. These expenses are excluded as they relate to the Palisades Acquisition and are not directly related to generation of our portfolio’s investment income.
(2) Non-cash amortization of intangibles and depreciation expenses related to the Palisades Acquisition

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Earnings available for distribution for the years ended December 31, 2024, 2023 and 2022.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Weighted average diluted shares - GAAP	82,157,622	77,539,289	77,979,582
Potentially dilutive shares (1)	—	—	872,472
Non-participating Warrants	—	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	82,157,622	77,539,289	78,852,054
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the year ended December 31, 2024.

	For the Quarters Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$(168,275)	$113,672	$33,913	$111,016	$12,104
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	181,197	(104,012)	(11,231)	(76,765)	(6,815)
Net realized (gains) losses on sales of investments	1,468	—	—	3,750	3,752
(Gains) losses on extinguishment of debt	—	—	—	—	2,473
Increase (decrease) in provision for credit losses	4,448	358	3,684	1,347	2,330
Net unrealized (gains) losses on derivatives	(276)	14,457	(11,955)	(5,189)	15,871
Realized (gains) losses on derivatives	(641)	4,864	17,317	—	—
Transaction expenses	4,707	2,317	—	67	425
Stock Compensation expense for retirement eligible awards	(307)	(424)	(419)	1,024	(391)
Amortization of intangibles and depreciation expenses (2)	321	—	—	—	—
Non-cash imputed compensation related to business acquisition	10,296	—	—	—	—
Other investment (gains) losses	(2,490)	(1,366)	(1,001)	(4,686)	986
Earnings available for distribution	$30,448	$29,866	$30,308	$30,564	$30,735

GAAP net income (loss) per diluted common share	$(2.04)	$1.39	$0.41	$1.36	$0.16
Earnings available for distribution per adjusted diluted common share	$0.37	$0.36	$0.37	$0.37	$0.40
(1) As a result of the Palisades Acquisition, we updated the determination of earnings available for distribution to exclude non-recurring acquisition-related transaction expenses, non-cash amortization of intangibles and depreciation expenses, and non-cash imputed compensation expenses. These expenses are excluded as they relate to the Palisades Acquisition and are not directly related to generation of our portfolio’s investment income.
(2) Non-cash amortization of intangibles and depreciation expenses related to the Palisades Acquisition

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Weighted average diluted shares - GAAP	81,266,223	81,855,872	82,281,890	81,718,214	77,443,108
Potentially dilutive shares (1)	1,263,734	—	—	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	82,529,957	81,855,872	82,281,890	81,718,214	77,443,108
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended December 31, 2024.

Our Earnings available for distribution for the year ended December 31, 2024 were $121 million, or $1.48 per average diluted common share, and remained relatively unchanged as compared to $119 million, or $1.53 per average diluted common share for the year ended December 31, 2023.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2024	6.72%	10.72%	7.16%
For the Year Ended December 31, 2023	4.87%	10.45%	7.19%
For the Year Ended December 31, 2022	(16.69)%	14.17%	11.96%

For the Quarter Ended December 31, 2024	(22.27)%	10.52%	7.16%
For the Quarter Ended September 30, 2024	20.30%	10.64%	6.79%
For the Quarter Ended June 30, 2024	8.57%	11.06%	7.08%
For the Quarter Ended March 31, 2024	19.90%	10.45%	7.31%
Return on average equity increased to 6.72% for the year ended December 31, 2024, as compared to 4.87% for the year ended December 31, 2023. Economic net interest income as a percentage of average equity increased by 27 basis points for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Earnings available for distribution as a percentage of average common equity decreased slightly by 3 basis points for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Financial Condition

Portfolio Review

During the year ended December 31, 2024, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the year ended December 31, 2024, on an aggregate basis, we purchased $1.8 billion of investments, sold $569 million of investments, and received $1.5 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
Interest earning assets at period-end (1)	$12,780,065	$12,543,336
Interest bearing liabilities at period-end	$10,014,759	$10,109,008
GAAP Leverage at period-end	4.0:1	4.0:1
GAAP Leverage at period-end (recourse)	1.2:1	1.0:1
(1) Excludes cash and cash equivalents.

	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.9%	7.5%	8.3%	8.3%
Senior	3.7%	4.0%	4.8%	5.4%
Subordinated	3.0%	2.3%	2.9%	2.2%
Interest-only	1.2%	1.2%	0.6%	0.7%
Agency RMBS	3.7%	0.2%	3.7%	0.1%
CMO	3.6%	—%	3.6%	—%
Interest-only	0.1%	0.2%	0.1%	0.1%
Agency CMBS	0.4%	0.7%	0.4%	0.7%
Project loans	0.3%	0.6%	0.3%	0.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Loans held for investment	88.0%	91.6%	87.6%	90.9%
Fixed-rate percentage of portfolio	87.9%	96.5%	87.3%	95.9%
Adjustable-rate percentage of portfolio	12.1%	3.5%	12.7%	4.1%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio at December 31, 2024 and December 31, 2023. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency MBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%	4.5%	4.9%	1.1%	1.5%	14.7%	1.9%
Subordinated	$648,977	$59.18	$57.99	4.5%	8.0%	7.4%	7.0%	1.1%	0.8%	29.7%	6.8%
Interest-only	$2,644,741	$5.81	$2.77	0.7%	6.6%	5.0%	5.3%	0.8%	0.8%	39.5%	—%
Agency RMBS
CMO	$464,640	$99.97	$99.36	5.8%	5.8%	15.7%	—%	N/A	N/A	N/A	N/A
Interest-only	$380,311	$5.15	$4.41	0.6%	6.9%	9.4%	9.0%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$40,882	$101.51	$84.07	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$449,437	$1.36	$1.43	0.5%	8.9%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment	$11,659,420	$98.06	$96.24	5.6%	5.6%	7.0%	6.4%	0.7%	0.7%	23.7%	N/A
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency MBS
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%	4.1%	5.0%	1.5%	1.8%	32.2%	2.6%
Subordinated	$583,049	$50.92	$47.49	3.3%	6.7%	4.6%	5.7%	0.2%	0.9%	18.4%	6.5%
Interest-only	$2,874,680	$5.49	$3.16	0.5%	4.2%	4.5%	5.0%	0.9%	1.0%	24.9%	1.9%
Agency RMBS
Interest-only	$392,284	$4.90	$3.83	0.1%	5.7%	8.6%	9.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$86,572	$101.44	$91.46	4.0%	3.8%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$478,239	$1.62	$1.73	0.5%	8.2%	0.3%	1.0%	N/A	N/A	N/A	N/A
Loans held for investment	$12,028,480	$98.35	$94.90	5.7%	5.4%	6.5%	6.5%	0.6%	0.6%	23.9%	N/A
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Balance, beginning of period	$123,953	$125,881	$130,624	$139,737	$147,252
Accretion of discount	(8,855)	(10,949)	(11,142)	(8,179)	(12,840)
Purchases	—	2,834	919	1,848	—
Sales	—	—	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	2,105	6,187	5,480	(2,782)	5,325
Balance, end of period	$117,203	$123,953	$125,881	$130,624	$139,737

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including for ongoing borrowing commitments such as margin calls on non-MTM facilities, purchases of RMBS, residential mortgage loans and other assets for our portfolio, payment of dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities including warehouse facilities, and proceeds from equity or other securities offerings.

As discussed earlier, during 2024, interest rates remained volatile, inflation remained sticky and cost of financing remained elevated. If these uncertainties become more pronounced, we may experience an adverse impact on our liquidity. We have sought and expect to continue to seek longer-term, more durable financing to reduce our risk exposure to margin calls related to shorter-term repurchase financing.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our master secured financing agreements, warehouse facilities and secured financing agreement facilities with our counterparties. Because secured financing agreements and warehouse facilities are short-term commitments of capital, lenders may respond to market conditions making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling forward such financings. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities or if we are required to post more collateral or face larger haircuts, we may have to curtail our asset acquisition activities and dispose of assets.

To meet our short term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of secured financing agreements and, subject to market conditions, other types of financing. The terms of the secured financing transaction borrowings under our master secured financing agreement generally conform to the terms in the standard master secured financing agreement as published by the Securities Industry and Financial Markets Association, (“SIFMA”) or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master secured financing agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required “haircuts” (which are the difference expressed in percentage terms between the fair value of the collateral and the amount the counterpart will lend to us) purchase price maintenance requirements, and requirements that all disputes related to the secured financing agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

To meet our longer-term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities, as well as proceeds from equity, debt or other securities offerings.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer dated structured secured financing agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $84 million and $222 million at December 31, 2024 and December 31, 2023, respectively. As a result of our operating, investing and financing activities described below, our cash position decreased by $138 million from December 31, 2023 to December 31, 2024.

Our operating activities provided net cash of approximately $206 million and $213 million for the year ended December 31, 2024 and 2023, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $282 million and $304 million during the year ended December 31, 2024 and 2023, respectively.

Our investing activities provided cash of $178 million and $552 million for the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we used cash to purchase $1.1 billion Agency MBS, $657 million Loans held for investment and $96 million Non-Agency RMBS offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.5 billion and from the sale of our Agency MBS of $569 million. During the year ended December 31, 2023, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.5 billion and from the sale of our Agency MBS of $313 million. This cash received was offset in part by cash used on investment purchases of $1.3 billion, primarily consisting of Loans held for investment.

Our financing activities used cash of $522 million and $808 million for the year ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, we received cash from net proceeds on our secured financing agreements of $398 million, and issuance of unsecured notes of $134 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion, and payment of common and preferred dividends of $223 million. During the year ended December 31, 2023, we primarily used cash for repayment of principal on our securitized debt of $1.8 billion, net payments on our secured financing agreements of $1.0 billion, payment of common and preferred dividends of $251 million and payment for repurchase of our common stock of $33 million. This cash used was offset in part by cash received for issuance of securitized debt collateralized by loans of $2.2 billion and issuance of our common stock of $74 million.

Our recourse leverage was 1.2:1 and 1.0:1 at December 31, 2024 and at December 31, 2023, respectively, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, issue debt or additional common or preferred equity securities to meet our liquidity needs. As of December 31, 2024 and December 31, 2023, we had $526 million and $377 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At December 31, 2024 and December 31, 2023, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	December 31, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	—	NA	$—	N/A	NA
1 to 29 days	642,358	5.61%	4.66% - 7.52%	272,490	7.35%	6.30% - 8.22%
30 to 59 days	959,559	7.79%	5.34% - 12.50%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	318,750	5.58%	4.87% - 7.02%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	51,416	6.38%	5.51% - 6.77%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	123,072	6.15%	5.82% - 6.77%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	409,760	6.79%	5.80% - 7.49%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	—	NA	NA	808,601	9.36%	8.36% - 12.50%
2 to 3 years	337,245	5.02%	5.02% - 5.02%	—	NA	N/A
Greater than 3 years	—	NA	NA	362,215	5.11%	5.10% - 7.15%
Total	$2,842,160	6.48%		$2,444,091	7.51%

Average remaining maturity of Secured financing agreements secured by:
	December 31, 2024	December 31, 2023
Agency RMBS	16 Days	N/A
Agency CMBS	8 Days	32 Days
Non-Agency RMBS and Loans held for investment	237 Days	418 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. Haircuts have remained relatively unchanged on secured financing agreements collateralized by Agency CMBS and Loans held for investments as of December 31, 2024 and December 31, 2023. At December 31, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5%, and Non-Agency RMBS and Loans held for investment was 26.0%. At December 31, 2023, the weighted average haircut on our remaining secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of December 31, 2024, we have entered into $853 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of December 31, 2024 we have $512 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At December 31, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.8%, Agency CMBS was 4.8% and Non-Agency MBS and Loans held for investment was 6.8%. At December 31,

2023, the weighted average borrowing rates for our secured financing agreements collateralized by Agency CMBS was 5.6%, and Non-Agency MBS and Loans held for investment was 7.6%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at December 31, 2024 and December 31, 2023 was $337 million and $362 million, respectively. The fair value of collateral pledged was $383 million and $401 million as of December 31, 2024 and December 31, 2023, respectively. We carry this secured financing instrument at fair value of $319 million and $350 million as of December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At December 31, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2024, the maturity on the secured financing agreements at fair value was three years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Year Ended December 31, 2024	$2,947,221	$2,824,371
Year Ended December 31, 2023	$2,836,314	$2,432,115
Year Ended December 31, 2022	$3,208,136	$3,434,765

Quarter End December 31, 2024	$3,019,337	$2,824,371
Quarter End September 30, 2024	$2,986,995	$3,228,748
Quarter End June 30, 2024	$2,561,042	$2,699,299
Quarter End March 31, 2024	$2,421,953	$2,384,678

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2024 and December 31, 2023, the carrying value of our total interest-bearing debt was approximately $10.0 billion and $10.1 billion, respectively, which represented a leverage ratio of approximately 4.0:1 and 4.0:1, respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2024, we had secured financing agreements with 13 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of December 31, 2024 and December 31, 2023, we had $4.1 billion and $3.6 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swaptions and U.S. Treasury futures. The average remaining maturities on our interest rate swaps at December 31, 2024 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at December 31, 2024:

December 31, 2024

Country	Number of Counterparties	Secured Financing Agreement	Exposure (1)
(dollars in thousands)
United States	8	$1,370,075	$542,252
Japan	2	1,030,312	547,976
Canada	2	398,288	137,899
Spain	1	43,485	2,049
Total	13	$2,842,160	$1,230,176
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At December 31, 2024, we had amounts at risk with Nomura of 20% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million. At December 31, 2023, we had amounts at risk with Nomura, of 17% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

At December 31, 2024, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In June 2023, our Board of Directors increased the authorization of the Company's share repurchase program, or the Repurchase Program, by $73 million to $250 million. In January 2024, our Board of Directors updated the authorization to include the Company's preferred stock into the Repurchase Program and increased the authorization by $33 million back up to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any of our common stock during the year ended December 31, 2024. We repurchased 1.9 million shares of common stock at an average price of $16.98 for a total of $33 million during the year ended December 31, 2023.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the Sales Agents under the Securities Act. We issued approximately 14.5 million shares of our common stock at an average price of $5.09 for a total of $74 million during the year ended December 31, 2023. We did not issue any shares under the at-the-market sales program during the year ended December 31, 2024. The approximate dollar value of shares that may yet be issued under our "at the market" offerings program is $426 million as of December 31, 2024.

On May 10, 2024, our Board of Directors approved a 1-for-3 reverse stock split of our common stock. The reverse stock split was effective after the close of trading on May 21, 2024, and shares of our common stock began trading on a reverse split-

adjusted basis on the New York Stock Exchange beginning at the opening of trading on May 22, 2024. As a result of the reverse stock split, every three shares of our common stock was converted into one share of common stock, reducing the number of issued and outstanding shares of our common stock from approximately 241 million to approximately 80 million and reducing the number of authorized shares from 500 million to approximately 167 million. No fractional shares were issued in connection with the reverse stock split. Each stockholder who was otherwise entitled to receive a fractional share of our common stock was entitled to receive a cash payment in lieu of a fractional share. The reverse stock split was not subject to stockholder approval and did not change the par value of our common stock. All common shares, outstanding options and per share amounts for all periods presented were retroactively adjusted to reflect the reverse stock split.

We declared dividends to common shareholders of $117 million, or $1.42 per share, and $167 million, or $2.10 per share, during years ended December 31, 2024 and December 31, 2023, respectively.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2024 and 2023.

We declared dividends to Series B preferred stockholders of $34 million, or $2.59 per preferred share, and $26 million, or $2.00 per share, during years ended December 31, 2024 and December 31, 2023, respectively.

We declared dividends to Series C preferred stockholders of $20 million, or $1.94 per preferred share, during the years ended December 31, 2024 and 2023.

We declared dividends to Series D preferred stockholders of $20 million or $2.55 per preferred share, and $16 million, or $2.00 per preferred share, during years ended December 31, 2024 and December 31, 2023, respectively.

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

On September 30, 2025, all 10,400,000 issued and outstanding shares of Series C Preferred Stock with an outstanding liquidation preference of $260 million will become callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

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

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 7 million shares of our common stock for the grant of awards under the Plan (adjusted on a retroactive basis to reflect the Company's 1-for-3-reverse stock split effected on May 21, 2024). The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of December 31, 2024, approximately 5 million shares were available for future grants under the Plan.

Grants of Restricted Stock Units (“RSUs”)

During the years ended December 31, 2024 and 2023, we granted RSU awards to senior management and employees. These RSU awards are designed to reward our senior management and employees for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 245 thousand RSU awards during the year ended December 31, 2024 with a grant date fair value of $5 million for the 2024 performance year. We granted 333 thousand RSU awards during the year ended December 31, 2023 with a grant date fair value of $6 million for the 2023 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with our future performance. The PSU awards granted during the years ended December 31, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the year ended December 31, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the year ended December 31, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million. For the year ended December 31, 2023, we granted 201 thousand PSU awards to senior management with a grant date fair value of $3 million.

At December 31, 2024 and December 31, 2023, there were approximately 1 million unvested shares of RSUs and PSUs issued to our employees and directors.
For the year ended December 31, 2024, we recognized a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $10 million, a portion of which can be paid by stock.
Capital Raising Activity
In May 2024, we issued $65 million of 9.00% unsecured senior notes due May 15, 2029. Net of underwriting fees, we received a total of $62 million in proceeds. These notes may be redeemed, in whole or in part, at any time at our option on or after May 15, 2026. In August 2024, we issued $75 million of 9.25% unsecured senior notes due August 15, 2029. Net of underwriting fees, we received a total of $72 million in proceeds. These notes may be redeemed, in whole or in part, at any time at our option on or after August 15, 2026. While we continue to favor securitized debt as a favorable source of financing for our assets, the ability to issue unsecured debt helps us to further diversify our capital structure and provides long-term financing for our mortgage credit portfolio. We invested the proceeds from the capital raises in Agency CMOs which we expect will provide accretive returns to our shareholders. We raised a total of approximately $140 million from our unsecured bond offerings in 2024.

Contractual Obligations and Commitments
The following tables summarize our contractual obligations at December 31, 2024 and December 31, 2023. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

December 31, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,504,915	$337,245	$—	$—	$2,842,160
Securitized debt, collateralized by Non-Agency RMBS	—	13	—	13	26
Securitized debt at fair value, collateralized by Loans held for investment	1,288,028	2,091,147	1,937,868	2,253,020	7,570,063
Interest expense on MBS secured financing agreements (1)	29,737	1,364	—	—	31,101
Interest expense on securitized debt (1)	255,162	394,250	257,323	292,081	1,198,816
Total	$4,077,842	$2,824,019	$2,195,191	$2,545,114	$11,642,166
(1) Interest is based on variable rates in effect as of December 31, 2024.

December 31, 2023
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$1,273,274	$808,602	$362,215	$—	$2,444,091
Securitized debt, collateralized by Non-Agency RMBS	251	326	—	67	644
Securitized debt at fair value, collateralized by Loans held for investment	1,405,503	2,302,421	1,738,678	2,942,234	8,388,836
Interest expense on MBS secured financing agreements (1)	23,423	6,555	1,696	—	31,674
Interest expense on securitized debt (1)	273,963	425,281	294,111	356,337	1,349,693
Total	$2,976,414	$3,543,185	$2,396,700	$3,298,638	$12,214,938
(1) Interest is based on variable rates in effect as of December 31, 2023.

Not included in the table above are the unfunded construction loan commitments of $5 million as of December 31, 2024 and December 31, 2023. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the year ended December 31, 2024, we funded an additional $10 million towards that commitment, which brought our total funding to $56 million, leaving an unfunded commitment of $19 million.

Capital Expenditure Requirements

At December 31, 2024 and December 31, 2023, we had no material commitments for capital expenditures.

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

The accounting policies and estimates which we consider most critical relate to the recognition of revenue on our investments, including recognition of any losses, and the determination of fair value of our financial instruments. The consolidated financial statements include, on a consolidated basis, our accounts, the accounts of our wholly-owned subsidiaries, and variable interest entities (“VIEs”) for which we are the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including current expected credit losses of Non-Agency RMBS, valuation of Loans held for investments, Agency and Non-Agency MBS, forward interest rates for interest rate swaps, and income recognition on Loans held for investments, Non-Agency RMBS, goodwill, intangibles and contingent earn-out liability. Actual results could differ materially from those estimates.

Recognition of Revenue

We primarily invest in pools of mortgage loans. All mortgage loans are carried at fair value with changes in fair value recognized in earnings. Our investments in mortgage loans pay principal and interest which is accrued when due. We also invest in MBS representing interests in obligations backed by pools of mortgage loans. Our investments in MBS includes investments in both Agency MBS and Non-Agency MBS. We delineate between (1) Agency MBS and (2) Non-Agency RMBS as follows: The Agency MBS are mortgage pass-through certificates, CMOs, and other RMBS representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae. The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk. We also invests in IO MBS strips which represent our right to receive a specified proportion of the contractual interest flows of the collateral.

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

We determine the fair value of all of our Non-Agency RMBS investment securities, including Non-Agency represented as securitized debt, based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, repayment speeds, expected losses, expected loss severity, discount rates and other factors. Estimates of repayment speeds, expected losses and expected loss severity, require significant judgment and are based on what we believe a market participant would use to determine the cash flows. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, we compare the fair values generated by the model to non-binding independent prices provided by an independent third-party pricing services.

We estimate the fair value of our Loans held for investment consisting of seasoned subprime residential mortgage loans on a loan by loan basis using an internally developed model which compares the loan held by us with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon as compared to coupon currently available in the market, FICO, LTV ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history. The determination of the baseline, the market expectation, requires significant judgment. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, we compare the fair values generated by the model to non-binding independent prices provided by an independent third-party pricing service.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. Our fair value estimation process utilizes inputs other than quoted prices that are observed in the market. Our estimates are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 93% and 97% of total assets measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively. Level 3 liabilities represent approximately 96% and 96% of total liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, respectively.

Our accounting policies for the determination of fair value of our investments are described in further detail in Note 2 and Note 5 of the consolidated financial statements.

VIEs

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to 41 consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2024, we consolidated 39 residential mortgage loan securitizations and 2 RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and Non-QM residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily first lien mortgages of 2005-2007 vintages.

Our determination to consolidate these 41 VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to remove the servicer without cause resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

Additionally, refer to Item 1A, "Risk Factors" included in this Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks we face.

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

In connection with loan acquisitions, we or a third party perform an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not review all of the loans in a pool, but rather a sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective LTV ratio, borrower’s characteristics and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. A seller who breaches these representations and warranties in making a loan that we purchase may be obligated to repurchase the loan from us. Our resources include a portfolio management system, as well as third-party software systems. We utilize third-party due diligence firms to perform an independent mortgage loan file review to ensure compliance with existing guidelines. In addition to statistical sampling techniques, we create adverse credit and valuation samples, which we individually review.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Balance, beginning of period	$81,368	$78,366	$98,035	$95,366	$81,236
Realized losses	(1,182)	534	(1,940)	(345)	(1,225)
Accretion	2,820	2,926	3,140	2,978	2,569
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	48	—	(2)	—	—
Increase/(decrease)	2,251	(458)	(20,867)	36	12,786
Balance, end of period	$85,305	$81,368	$78,366	$98,035	$95,366

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Balance, beginning of period	$181,895	$190,675	$213,050	$213,644	$251,002
Realized losses	(6,180)	(6,226)	(8,149)	(8,078)	(8,457)
Accretion	2,584	2,703	2,964	2,961	3,427
Losses on purchases	—	—	—	—	—
Increase/(decrease)	(35,071)	(5,257)	(17,190)	4,523	(32,328)
Balance, end of period	$143,228	$181,895	$190,675	$213,050	$213,644

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

Interest Rate Mismatch Risk

We fund a substantial portion of the acquisitions of our investments with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and MBS we purchase. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risks is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

To mitigate potential interest rate mismatches, we have entered into agreements for longer term, non-MTM financing facilities at rates that are higher than short term secured financing agreements. These longer term agreements are primarily on our less liquid Non-Agency RMBS assets. Having non-MTM financing facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2024 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2024 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	12.14%	6.30%
-50 Basis Points	6.28%	3.07%
Base Interest Rate	—	—
+50 Basis Points	(4.61)%	(2.95)%
+100 Basis Points	(10.17)%	(5.79)%
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

Real Estate Market Risk

We own assets secured by real property and may own real property directly. Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions and unemployment (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as housing supply and demand); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; natural disasters and other acts of God; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to incur losses.

Risk Management

Subject to maintaining our REIT status, we seek to manage risk exposure to protect our portfolio of residential mortgage loans, RMBS, and other assets and related debt against the effects of major interest rate changes. We generally seek to manage risk by:

•monitoring and adjusting, if necessary, the reset index and interest rate related to our RMBS and our financings;
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods, rights to post both cash and collateral for margin calls and provisions for non-MTM financing facilities;
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2024. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2024
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,072,126	$5,298,513	$10,520	$6,423,555	$12,804,713
Cash equivalents	83,998	—	—	—	83,998
Total rate sensitive assets	$1,156,124	$5,298,513	$10,520	$6,423,555	$12,888,712

Rate sensitive liabilities	2,771,254	1,957,504	—	5,146,918	9,875,676
Interest rate sensitivity gap	$(1,615,130)	$3,341,009	$10,520	$1,276,637	$3,013,036

Cumulative rate sensitivity gap	$(1,615,130)	$1,725,879	$1,736,399	$3,013,036

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(13)%	13%	13%	23%

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management designed to assess and manage risk to achieve our strategic goals. The “First Layer of Defense” consists of assessing key risks indicators facing each respective business unit within the Company. Our risk management unit is an independent group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to understand, monitor, manage and escalate risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes Oxley . The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to the Audit Committee of the Board of Directors.

Cybersecurity Risk

Our cybersecurity risk management and strategy is incorporated into our Enterprise Risk Management process. Our Board of Directors, in coordination with the Audit Committee and the Risk Committee, oversees management of cybersecurity risk. Please refer to Item 1C, “Cybersecurity” in this Annual Report on Form 10-K for additional information about our cybersecurity risk management, strategy and governance.

Business Continuity Plan

Our Business Continuity Plan is prepared with the intent of providing guidelines to facilitate (i) employee safety and relocation; (ii) preparedness for carrying out activities and receiving communication; (iii) resumption and restoration of systems and business processes and (iv) the protection and integrity of the Company’s assets.

Our Business Continuity Plan is designed to facilitate business process resilience in a broad range of scenarios with a dedicated Disaster Recovery Team which is comprised of executive management, head of technology, and professionals across our various business units. Our Business Continuity Plan identifies the critical systems and processes necessary for business operations as well as the resources, employees, and planning needed to support these systems and processes. Critical systems and processes are defined as those which have a material impact on core operations, financial performance, or regulatory requirements. This includes applications which facilitate financial transactions, transaction settlements, financial reporting, and business communication and the personnel who perform such actions. Our Business Continuity Plan provides guidelines to aid in the timely resumption of business operations and for communication with employees, service providers and other key stakeholders needed to support these operations. Our Business Continuity Plan is a "living process" that will evolve with the input and guidance of the key stakeholders, subject matter experts and industry best practices and is reviewed and updated at least annually.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2024 Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) was performed under the supervision and with the participation of the Company’s senior management, including the Chief Executive Officer and the Chief Financial Officer. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2024, included in their report under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company acquired Palisades during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Palisades’ internal control over financial reporting associated with 0.4% and 2.0% of total and net assets, respectively, included in the consolidated financial statements of the Company as of December 31, 2024.

(c) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the quarter ended December 31, 2024.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2025 (and, in any event, no later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 10, 2025. The information to be included in the Proxy Statement regarding our directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference.

Insider Trading Policies and Procedures

The Company has insider trading policies and procedures that govern the purchase, sale and other dispositions of its securities by directors, officers and employees. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

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

3.7	Certificate of Correction, dated as of September 10, 2021 (filed as Exhibit 3.7 to the Company's Report on Form 8-K filed on September 13, 2021 and incorporated herein by reference).
3.8
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed on May 21, 2024 and incorporated by reference herein).

3.9
Articles of Amendment to the Articles of Amendment and Restatement of Chimera Investment Corporation, (filed as Exhibit 3.2 to the Company’s Report on Form 8-K filed on May 21, 2024 and incorporated by reference herein).

3.10
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed as Exhibit 3.1 to the Company’s Report on Form 8-K filed October 12, 2016 and incorporated herein by reference).

3.11
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (filed as Exhibit 3.7 to the Company’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

3.12
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 3.8 to the Company’s Report on Form 8-A filed September 18, 2018 and incorporated herein by reference).

3.13
Articles Supplementary to the Articles of Amendment and Restatement of Chimera Investment Corporation designating the Company’s 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (filed as Exhibit 3.10 to the Company’s Report on Form 8-A filed January 17, 2019 and incorporated herein by reference).

3.14	Amended and Restated Bylaws of Chimera Investment Corporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2017 and incorporated herein by reference).
4.1	Description of Securities.
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

4.4
Form of specimen certificate representing the shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 24, 2017 and incorporated herein by reference).

4.5
Form of specimen certificate representing the shares of 7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on September 18, 2018 and incorporated herein by reference).

4.6
Form of specimen certificate representing the shares of 8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on January 17, 2019 and incorporated herein by reference).

4.7
Indenture, dated April 13, 2020, between the Company and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 13, 2020 and incorporated herein by reference).

4.8
Second Supplemental Indenture, dated May 22, 2024, between the Company and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.8 to the Company’s Registration Statement on Form 8-A filed on May 22, 2024 and incorporated herein by reference).

4.9
Third Supplemental Indenture, dated August 19, 2024, between the Company and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed on August 19, 2024 and incorporated herein by reference).

4.10
Form of 9.000% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Second Supplemental Indenture, incorporated by reference as Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed on May 22, 2024).

4.11
Form of 9.250% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Third Supplemental Indenture, incorporated by reference as Exhibit 4.11 to the Company’s Registration Statement on Form 8-A filed on August 19, 2024).

10.1†	Chimera Investment Corporation 2023 Equity Incentive Plan (filed as Appendix I to the Company’s Proxy Statement filed on April 26, 2023 and incorporated herein by reference).
10.2†	Form of Performance Share Unit Award Agreement (filed as Exhibit 10.2 to the Company’s Report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).
10.3†	Form of Restricted Stock Unit Award Agreement (filed as Exhibit 10.3 to the Company’s Report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).
10.4†	Form of Directors’ Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on May, 9 2024 and incorporated herein by reference).
10.5†	Stock Award Deferral Program (filed as Exhibit 10.6 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference).
10.6†
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

10.10†
Employment Agreement, dated and effective as of November 9, 2023, between the Company and Miyun Sung (filed as Exhibit 10.9 to the Company’s Report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).

10.11†	Employment Agreement, dated October 16, 2024 and effective as of December 2, 2024, between the Company and Jack L. Macdowell, Jr.
10.12†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference).
10.13†
Letter of Agreement and General Release, dated January 10, 2024, between Chimera Investment Corporation and Choudhary Yarlagadda (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on January 17, 2024 and incorporated herein by reference).

19	Chimera Investment Corporation Insider Trading Policy.
21.1	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97†	Chimera Investment Corporation Compensation Recovery Policy (filed as Exhibit 97 to the Company’s Report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
† Represents a management contract or compensatory plan or arrangement

Part IV

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

Valuation of financial instruments using significant unobservable inputs

Description of the Matter	As of December 31, 2024, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $1.06 billion of Non-Agency RMBS, at fair value; $10.9 billion of Loans held for investment, at fair value; and $7.0 billion of Securitized debt at fair value, collateralized by loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 5 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's financial instrument valuation process. This included controls over management's review of the appropriateness of significant assumptions and data inputs and the validation of fair values developed by the Company through comparison to information from third-party pricing services, as well as controls over management’s review and approval of the fair value estimates.

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

Interest Income on Non-Agency RMBS and Loans held for investment

Description of the Matter	As disclosed in Note 5 to the consolidated financial statements, the Company recorded $34.3 million of net accretion of purchase discounts on the Company’s Non-Agency RMBS portfolio and $39.5 million of net amortization of purchase premiums on the Company’s Loans held for investment portfolio, both of which are included in the interest income line item within the consolidated statement of operations for the year ending December 31, 2024. As discussed in Note 2 to the consolidated financial statements, the Company recognizes interest income on these investments using the interest method based on management’s estimates of cash flows. The Company uses significant assumptions regarding the timing and amount of expected future cash flows such as prepayment speeds, default rates, loss severities and other pertinent factors.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company’s processes for determining interest income on Non-Agency RMBS and Loans held for investment. This included the controls over management’s review and approval of the significant assumptions utilized for cash flow estimates as well as the Company’s quarterly analysis of yield income.

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

February 19, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Palisades, which is included in the 2024 consolidated financial statements of the Company and constituted 0.4% and 2.0% of total and net assets, respectively, as of December 31, 2024. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Palisades.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 19, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 19, 2025

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$83,998	$221,684
Non-Agency RMBS, at fair value (net of allowance for credit losses of $28 million and $19 million, respectively)	1,064,169	1,043,806
Agency MBS, at fair value	519,218	102,484
Loans held for investment, at fair value	11,196,678	11,397,046
Accrued interest receivable	81,386	76,960
Other assets	170,924	87,018
Derivatives, at fair value	117	—
Total assets (1)	$13,116,490	$12,928,998
Liabilities:
Secured financing agreements ($4.1 billion and $3.6 billion pledged as collateral, respectively, and includes $319 million and $350 million at fair value, respectively)	$2,824,371	$2,432,115
Securitized debt, collateralized by Non-Agency RMBS ($229 million and $249 million pledged as collateral, respectively)	71,247	75,012
Securitized debt at fair value, collateralized by Loans held for investment ($10.2 billion and $10.7 billion pledged as collateral, respectively)	6,984,495	7,601,881
Long term debt	134,646	—
Payable for investments purchased	454,730	158,892
Accrued interest payable	41,472	38,272
Dividends payable	34,265	54,552
Accounts payable and other liabilities	45,075	9,355
Total liabilities (1)	$10,590,301	$10,370,079

Commitments and Contingencies (See Note 16)

Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 80,922,221 and 80,453,552 shares issued and outstanding, respectively	809	804
Additional paid-in-capital	4,390,516	4,370,130
Accumulated other comprehensive income	159,449	185,668
Cumulative earnings	4,341,111	4,165,046
Cumulative distributions to stockholders	(6,366,068)	(6,163,101)
Total stockholders' equity	$2,526,189	$2,558,919
Total liabilities and stockholders' equity	$13,116,490	$12,928,998
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2024, and December 31, 2023, total assets of consolidated VIEs were $9,970,094 and $10,501,840, respectively, and total liabilities of consolidated VIEs were $6,766,505 and $7,349,109, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Net interest income:
Interest income (1)	$760,950	$772,904	$773,121
Interest expense (2)	496,274	509,541	333,293
Net interest income	264,676	263,363	439,828

Increase (decrease) in provision for credit losses	9,838	11,371	7,037

Other income (losses):
Net unrealized gains (losses) on derivatives	2,963	(6,411)	(1,482)
Realized gains (losses) on derivatives	(21,540)	(40,957)	(561)
Periodic interest cost of swaps, net	23,780	17,167	(1,752)
Net gains (losses) on derivatives	5,203	(30,201)	(3,795)
Investment management and advisory fees	2,710	—	—
Net unrealized gains (losses) on financial instruments at fair value	10,811	34,373	(736,899)
Net realized gains (losses) on sales of investments	(5,219)	(31,234)	(76,473)
Gains (losses) on extinguishment of debt	—	3,875	(2,897)
Other investment gains (losses)	9,543	1,091	(1,866)
Total other income (losses)	23,048	(22,096)	(821,930)

Other expenses:
Compensation and benefits (3)	41,364	30,570	49,378
General and administrative expenses	23,201	25,117	22,651
Servicing and asset manager fees	29,795	32,624	36,005
Amortization of intangibles and depreciation expenses	321	—	—
Transaction expenses	7,091	15,379	16,146
Total other expenses	101,772	103,690	124,180
Income (loss) before income taxes	176,114	126,206	(513,319)
Income tax expense (benefit)	49	102	(253)
Net income (loss)	$176,065	$126,104	$(513,066)

Dividends on preferred stock	85,736	73,750	73,765

Net income (loss) available to common shareholders	$90,329	$52,354	$(586,831)

Net income (loss) per share available to common shareholders:
Basic	$1.12	$0.68	$(7.53)
Diluted	$1.10	$0.68	$(7.53)

Weighted average number of common shares outstanding:
Basic	80,976,745	76,685,785	77,979,582
Diluted	82,157,622	77,539,289	77,979,582

(1) Includes interest income of consolidated VIEs of $640,499, $593,384 and $551,253 for the years ended December 31, 2024, 2023, and 2022. See Note 9 for further discussion.
(2) Includes interest expense of consolidated VIEs of $293,509, $282,542 and $197,823 for the years ended December 31, 2024, 2023, and 2022.See Note 9 for further discussion.
(3) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $10 million for the year ended December 31, 2024.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Comprehensive income (loss):
Net income (loss)	$176,065	$126,104	$(513,066)
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(26,219)	(44,990)	(175,709)
Reclassification adjustment for net realized losses (gains) included in net income	—	1,313	—
Other comprehensive income (loss)	$(26,219)	$(43,677)	$(175,709)
Comprehensive income (loss) before preferred stock dividends	$149,846	$82,427	$(688,775)
Dividends on preferred stock	$85,736	$73,750	$73,765
Comprehensive income (loss) available to common stock shareholders	$64,110	$8,677	$(762,540)

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December 31, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income (loss)	—	—	—	—	—	—	—	176,065	—	176,065
Other comprehensive income (loss)	—	—	—	—	—	—	(26,219)	—	—	(26,219)
Stock based compensation	—	—	—	—	5	10,090	—	—	—	10,095
Non-cash contribution from related party	—	—	—	—	—	10,296	—	—	—	10,296
Common dividends declared	—	—	—	—	—	—	—	—	(117,231)	(117,231)
Preferred dividends declared	—	—	—	—	—	—	—	—	(85,736)	(85,736)
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189

For the Year Ended December 31, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$773	$4,319,933	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income (loss)	—	—	—	—	—	—	—	126,104	—	126,104
Other comprehensive income (loss)	—	—	—	—	—	—	(43,677)	—	—	(43,677)
Repurchase of common stock	—	—	—	—	(19)	(33,082)	—	—	—	(33,101)
Issuance of common stock	—	—	—	—	47	73,730	—	—	—	73,777
Stock based compensation	—	—	—	—	3	9,549	—	—	—	9,552
Common dividends declared	—	—	—	—	—	—	—	—	(166,789)	(166,789)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,750)	(73,750)
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919

For the Year Ended December 31, 2022

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2021	$58	$130	$104	$80	$790	$4,360,625	$405,054	$4,552,008	$(5,582,658)	$3,736,191
Net income (loss)	—	—	—	—	—	—	—	(513,066)	—	(513,066)
Other comprehensive income (loss)	—	—	—	—	—	—	(175,709)	—	—	(175,709)
Repurchase of common stock	—	—	—	—	(18)	(48,868)	—	—	—	(48,886)
Stock based compensation	—	—	—	—	1	8,176	—	—	—	8,177
Common dividends declared	—	—	—	—	—	—	—	—	(266,139)	(266,139)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,765)	(73,765)
Balance, December 31, 2022	$58	$130	$104	$80	$773	$4,319,933	$229,345	$4,038,942	$(5,922,562)	$2,666,803
See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
Cash Flows From Operating Activities:
Net income (loss)	$176,065	$126,104	$(513,066)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of investment discounts/premiums, net	4,862	16,347	61,488
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	13,833	31,818	(258)
Net unrealized losses (gains) on derivatives	(2,963)	6,411	1,482
Proceeds (payments) for derivative settlements	14,517	(20,509)	(6,200)
Margin (paid) received on derivatives	(10,249)	70,415	(40,234)
Net unrealized losses (gains) on financial instruments at fair value	(10,811)	(34,373)	736,899
Net realized losses (gains) on sales of investments	5,219	31,234	76,473
Other investment (gains) losses	(9,543)	(1,091)	1,866
Net increase (decrease) in provision for credit losses	9,869	11,371	7,037
Amortization of intangibles and depreciation expenses	321	—	—
(Gain) loss on extinguishment of debt	—	(3,875)	2,897
Equity-based compensation expense	10,095	9,552	8,177
Non-cash imputed compensation related to business acquisition	10,296	—	—
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(4,429)	(15,192)	7,745
Decrease (increase) in other assets	(14,516)	(15,235)	(33,476)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	9,546	(7,285)	5,041
Increase (decrease) in accrued interest payable, net	3,562	7,577	9,851
Net cash provided by operating activities	$205,673	$213,269	$325,722
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,070,444)	$(2,085)	$(57,931)
Sales	569,391	313,094	42,503
Principal payments	77,278	901	253,815
Non-Agency RMBS portfolio:
Purchases	(96,159)	(3,954)	(23,000)
Sales	—	—	23,056
Principal payments	74,069	83,724	178,305
Loans held for investment:
Purchases	(656,643)	(1,260,187)	(2,067,352)
Sales	—	2,611	—
Principal payments	1,309,841	1,417,648	2,160,445
Purchase of Palisades assets	(29,112)	—	—
Net cash provided by investing activities	$178,221	$551,752	$509,841
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$30,010,782	$29,073,443	$37,815,611
Payments on secured financing agreements	(29,612,712)	(30,090,242)	(37,637,975)
Payments on repurchase of common stock	—	(33,101)	(48,886)
Proceeds on issuance of common stock	—	73,777	—

Proceeds from securitized debt borrowings, collateralized by Loans held for investment	340,098	2,186,058	1,122,982
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,170,575)	(1,767,286)	(1,844,033)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(98)	(53)	(2,892)
Net proceeds from issuance of unsecured debt	134,179	—	—
Common dividends paid	(119,080)	(195,219)	(287,746)
Preferred dividends paid	(104,174)	(55,313)	(73,765)
Net cash used in financing activities	$(521,580)	$(807,937)	$(956,704)
Net increase (decrease) in cash and cash equivalents	(137,686)	(42,916)	(121,141)
Cash and cash equivalents at beginning of period	221,684	264,600	385,741
Cash and cash equivalents at end of period	$83,998	$221,684	$264,600

Supplemental disclosure of cash flow information:
Interest received	$761,385	$774,059	$842,354
Interest paid	$479,241	$470,147	$323,271
Income taxes paid (received)	$49	$102	$(253)
Contingent earn-out liability	$15,800	$—	$—
Non-cash investing activities:
Payable for investments purchased	$454,730	$158,892	$9,282
Net change in unrealized gain (loss) on available-for sale securities	$(26,219)	$(44,990)	$(175,709)

Transfer of investments due to consolidation
Loans held for investment, at fair value	$—	$—	$1,047,838
Securitized debt at fair value, collateralized by loans held for investment	$—	$—	$774,514
Non-Agency RMBS, at fair value	$—	$—	$(218,276)

Non-cash financing activities:
Dividends declared, not yet paid	$34,265	$54,552	$64,545

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization

Chimera Investment Corporation, or the Company, was incorporated in Maryland on June 1, 2007 and started trading on the NYSE in November 2007. The Company elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, or the Code.

The Company is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets for itself and for unrelated third parties through its investment management and advisory services. The assets the Company may invest in and manage for others include residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose loans and investor loans, including RTLs, and other real estate-related assets such as Agency CMBS. The following defines certain of the commonly used terms in this Annual Report on Form 10-K: Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; RTLs refer to residential transition loans; ABS refers to asset-backed securities; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has twelve wholly-owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013; Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera RR Holding LLC formed in April 2016; NYH Funding LLC, a TRS formed in May 2019; Kali 2020 Holdings LLC formed in May 2020; Varuna Capital Partners LLC formed in September 2020; Aarna Holdings LLC formed in November 2020; and CIM Advisory Holding TRS LLC formed in October 2024.

During 2022, the Company exchanged its interest in Kah Capital Management, LLC for an interest in Kah Capital Holdings, LLC, which was accounted for as an equity method investment in other assets on the Statement of Financial Condition at December 31, 2024. Effective December 31, 2024, CIM sold its 20% interest in Kah Capital Holdings, LLC for $500 thousand, resulting in a realized loss of $200 thousand. Kah Capital Holdings, LLC is the parent of Kah Capital Management, LLC. The Company paid $520 thousand and $589 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the years ended December 31, 2024 and 2023, respectively. These fees are reported within Other Expenses on the Consolidated Statement of Operations. The Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the year ended December 31, 2024 the Company funded an additional $10 million towards that commitment, which brought its total funding to $56 million, leaving an unfunded commitment of $19 million. The Company's investment in this fund is accounted for as an equity method investment in other assets on the Consolidated Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in other investment gains (losses) on the Consolidated Statement of Operations.

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, we began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration.

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

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation. There were no restrictions on cash and cash equivalents at December 31, 2024 and December 31, 2023.

(d) Agency and Non-Agency Mortgage-Backed Securities

The Company invests in mortgage-backed securities, or MBS, representing interests in obligations backed by pools of mortgage loans. The Company’s investments in MBS includes investments in both Agency MBS and Non-Agency MBS. The Company delineates between Agency MBS and Non-Agency MBS as follows: (1) Agency MBS are mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, and other MBS representing interests in or obligations backed by pools of mortgage loans issued or guaranteed by agencies of the U.S. Government, such as Ginnie Mae, or federally chartered corporations such as Freddie Mac or Fannie Mae where principal and interest repayments are guaranteed by the respective agency of the U.S. Government or federally chartered corporation; and (2) Non-Agency MBS are not issued or guaranteed by a U.S. Government Agency or other institution and are subject to credit risk. Repayment of principal and interest on Non-Agency MBS is not guaranteed and it is subject to the performance of the mortgage loans or MBS collateralizing the obligation. Agency MBS collectively refers to include Agency CMBS and Agency RMBS.

The Company also invests in Interest Only Agency MBS strips and Interest Only Non-Agency RMBS strips, or IO MBS strips. IO MBS strips represent the Company’s right to receive a specified proportion of the contractual interest flows of the collateral.

The Company classifies its MBS as available-for-sale (AFS) or in accordance with the fair-value option (FVO). MBS classified as AFS are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in Other comprehensive income (OCI). MBS classified as FVO are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in earnings. See Note 5 of these consolidated financial statements for further discussion of MBS classified as FVO and how the Company determines fair value. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

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

Interest income for Agency Securities for which changes in fair value are recorded in OCI, including premiums and discounts associated with the acquisition of these securities, is recognized over the life of such securities using the interest method based on the cash flows of the security. In applying the interest method, the Company considers estimates of future principal prepayments in the calculation of the effective yield. Differences that arise between previously anticipated prepayments and actual prepayments received, as well as changes in future prepayment assumptions, result in a recalculation of the effective yield on the security. This recalculation of the effective yield is updated on a monthly basis. Upon a recalculation of the effective yield, the investment in the security is adjusted to the amount that would have existed had the new effective yield been retrospectively applied since acquisition with a corresponding charge or credit to interest income. This adjustment is accounted for as a change in estimate with a cumulative effect adjustment on interest income as a result in the change in the yield. Prepayments are estimated using models generally accepted in the industry. Agency CMOs are generally purchased at par and do not involve significant premiums or discounts. As a result, the floating rate coupon of the Agency CMO is used as the effective yield for revenue recognition purposes.

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

(e) Loans Held for Investment

The Company's Loans held for investments is primarily comprised of seasoned residential mortgage loans that are not guaranteed as to repayment of principal or interest. These loans are serviced and may be modified by a third-party servicer. Additionally, in certain cases, the Company has the ability to remove the servicer with or without cause upon prior notice. These residential mortgage loans are designated as held for investment and are carried at fair value with changes in fair value recorded in earnings. Interest income on loans held for investment is recognized over the expected life of the loans using the interest method with changes in yield reflected in earnings on a prospective basis.

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

Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are initially measured at the estimated fair value less the estimated cost to sell. At the time the asset is re-categorized, any excess of the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. REO assets are subsequently measured at the lower of its carrying amount or fair value less cost to sell. The carrying value of REO assets at December 31, 2024 and December 31, 2023 was $25 million and $18 million, respectively, and were recorded in other assets on the Company’s Consolidated Statements of Financial Condition.

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

Secured Financing Agreements:

Certain of the Company's secured financing agreements are carried at fair value with changes in fair value reflected in earnings. These secured financing agreements were entered into to finance certain Loans held for investments which are carried at fair value with changes in fair value reflected in earnings. The fair value option allows both the loans and secured financing to be consistently reported at fair value and to achieve operational and valuation simplifications

Securitized Debt, Collateralized by Loans Held for Investment:

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2024 and 2023.

(I) Net Income per Share

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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Notes 4 and 5), secured financing agreements (Notes 5 and 6), securitized debt (Notes 5 and 7), goodwill and intangibles (Note 17), contingent earn-out liability(Note 17). Actual results could differ materially from those estimates.

(o) Long Term Debt

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

(p) Investment and Asset Management Fees

The Company earns advisory fees relating to the terms of investment management agreements entered into with its investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients (collectively “Clients”). In accordance with ASC 606, as the Company’s performance obligation for these services is satisfied over time and the benefits of these services are simultaneously consumed by the Clients, revenue is recognized. Advisory fees are generally based on either i) the unpaid principal balance of the underlying mortgage assets; or ii) the amortized cost basis of the underlying mortgage assets, either gross or net of outstanding financing arrangements, depending on the specific terms of each Client agreement. In addition to base advisory fees, certain Client agreements include incentive-based fee arrangements tied to the underlying assets or the resolution/monetization of specific portfolio assets. These fees may be calculated as a percentage of the asset's unpaid principal balance, cost basis, liquidation proceeds, or profits, including profits exceeding specified thresholds. Revenue for such fees is recognized when they are no longer subject to significant reversal under applicable clawback provisions. Transaction fees are recognized upon achieving certain transaction settlement milestones when the Company satisfies its performance obligation; in most cases, such milestones represent the completion of the purchase or sale transaction.

(q) Business Combinations

In accordance with ASC Topic 805 “Business Combinations", acquired assets and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. Goodwill is calculated as the amount by which the purchase consideration exceeds the net identifiable assets acquired. It reflects the anticipated future economic benefits from the acquired assets that cannot be individually identified or do not meet the criteria for separate recognition.
Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

(r) Goodwill & Intangible Assets

At December 31, 2024, the Company had a goodwill of $22 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the Palisades Acquisition, and other intangible assets of $21 million (net of amortization), primarily comprised of asset management contracts and internally developed software, recognized as part of the Palisades Acquisition. The intangible assets are amortized over their expected useful lives, which range from one to ten years. Goodwill, which is not subject to amortization, and intangible assets are assessed for impairment at least annually, or more frequently under certain circumstances. Through December 31, 2024, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in other assets on the Company’s Consolidated Statement of Financial Condition.

(s) Contingent earn-out liability considerations

In connection with the Palisades Acquisition, the Company may be required to make future earnout payments based on the acquired entities achieving certain financial targets over a five-year period. The fair value of this contingent earnout liability is estimated using a Monte Carlo simulation. This approach incorporates a projection of the acquired entities' future revenues, discounted to present value using assumptions such as a discount rate and volatility derived from companies with a similar profile. Earnout payment amounts associated with these revenues are then estimated based on simulations that leverage key market inputs, including a risk-free rate and a credit spread for companies with a similar credit profile to the Company.

The Company believes its assumptions are reasonable based on available information, its experience, knowledge, and judgments. Changes in assumptions and estimates used in our analysis, or future results that vary from assumptions used in the analysis, could affect the fair value of the contingent earn-out and could result in material changes in future periods. The Company recorded $16 million contingent earn-out liability included in Accounts payable and other liabilities on the Company’s Consolidated Statement of Financial Condition.

(t) Segment Reporting

The Company operates as a single reportable segment under the guidance of ASC 280, Segment Reporting, as its business activities are managed and evaluated on a consolidated basis. The Company’s investment portfolio primarily consists of Agency and Non-Agency mortgage-backed securities and Whole Loans.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM reviews financial performance and allocates resources based on consolidated financial data rather than individual asset classes or geographic regions. As a result, the Company has determined that it operates under a single segment. In accordance with ASC 280, the Company provides entity-wide disclosures, including revenue disaggregation; breakdown by major investment types, such as Agency and Non-Agency MBS.

The CODM uses net income and total assets, as reported on our Consolidated Statements of Operations and Consolidated Statements of Financial Condition, respectively, in evaluating performance and determining how to allocate resources of the Company as a whole. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

(u) Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280); Improvements to Reportable Segment Disclosures. This standard requires public companies to disclose information about their reportable segments' significant expenses on an interim and annual basis to provide more transparency about the expenses they incur from revenue generating business units. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on its consolidated financial statements.

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

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20);
this standard provides guidance on the accounting treatment for induced conversions of convertible debt. Companies must recognize and measure the impact of incentives offered to induce early conversion of convertible debt separately from existing debt liability. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

In November of 2024, the FASB issued ASU 2024-03 Disaggregation of expenses; this standard provides guidance which requires that an entity disclose, in the notes to the financial statements, additional information about specific expenses categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect the adoption of the new standard to have a material effect on its Consolidated Financial Statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS to include residential and residential interest-only MBS and residential collateralized mortgage obligations, or CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of December 31, 2024 and December 31, 2023.

December 31, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,010,128	$21,356	$(550,352)	$481,132	$(25,472)	$614,493	$164,600	$(5,767)	$158,833
Subordinated	648,977	3,234	(265,211)	387,000	(2,925)	376,341	20,167	(27,901)	(7,734)
Interest-only	2,644,741	153,571	—	153,571	—	73,335	13,164	(93,400)	(80,236)
Agency RMBS
CMO	464,640	5	(123)	464,522	—	461,656	106	(2,972)	(2,866)
Interest-only	380,311	19,594	—	19,594	—	16,784	1,410	(4,220)	(2,810)
Agency CMBS
Project loans	40,882	620	—	41,502	—	34,370	—	(7,132)	(7,132)
Interest-only	449,437	6,134	—	6,134	—	6,408	949	(675)	274
Total	$5,639,116	$204,514	$(815,686)	$1,553,455	$(28,397)	$1,583,387	$200,396	$(142,067)	$58,329

December 31, 2023
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for credit losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,073,632	$14,641	$(582,640)	$505,633	$(15,052)	$676,128	$192,528	$(6,981)	$185,547
Subordinated	583,049	3,609	(286,247)	300,411	(3,508)	276,903	16,548	(36,548)	(20,000)
Interest-only	2,874,680	157,871	—	157,871	—	90,775	14,394	(81,490)	(67,096)
Agency RMBS
Interest-only	392,284	19,238	—	19,238	—	15,023	862	(5,077)	(4,215)
Agency CMBS
Project loans	86,572	1,248	—	87,820	—	79,179	—	(8,641)	(8,641)
Interest-only	478,239	7,766	—	7,766	—	8,282	1,307	(791)	516
Total	$5,488,456	$204,373	$(868,887)	$1,078,739	$(18,560)	$1,146,290	$225,639	$(139,528)	$86,111

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2024 and December 31, 2023. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position have been evaluated by the Company for current expected credit losses.

	December 31, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$65,051	$(757)	13	$35,492	$(5,010)	6	$100,544	$(5,767)	19
Subordinated	27,799	(1,135)	7	167,742	(26,766)	29	195,541	(27,901)	36
Interest-only	6,061	(1,118)	12	35,734	(92,282)	124	41,795	(93,400)	136
Agency RMBS
CMO	399,502	(2,972)	7	—	—	—	399,502	(2,972)	7
Interest-only	1,614	(69)	1	8,269	(4,151)	7	9,882	(4,220)	8
Agency CMBS
Project loans	5,234	(901)	4	29,136	(6,231)	32	34,370	(7,132)	36
Interest-only	1,775	(83)	1	2,039	(592)	3	3,814	(675)	4
Total	$507,036	$(7,035)	45	$278,412	$(135,032)	201	$785,448	$(142,067)	246

	December 31, 2023
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$51,476	$(281)	13	$42,859	$(6,700)	6	$94,335	$(6,981)	19
Subordinated	19,382	(1,467)	5	181,822	(35,081)	33	201,204	(36,548)	38
Interest-only	19,263	(4,035)	27	36,731	(77,455)	105	55,994	(81,490)	132
Agency RMBS
Interest-only	—	—	—	9,151	(5,077)	8	9,151	(5,077)	8
Agency CMBS
Project loans	43,827	(4,040)	5	35,353	(4,601)	32	79,180	(8,641)	37
Interest-only	2,601	(529)	2	158	(262)	2	2,759	(791)	4
Total	$136,549	$(10,352)	52	$306,074	$(129,176)	186	$442,623	$(139,528)	238

At December 31, 2024, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2024.

The Company had no gross unrealized losses on its Agency MBS (excluding Agency MBS which are reported at fair value with changes in fair value recorded in earnings) as of December 31, 2024. The Company had $23 thousand gross unrealized losses on its Agency MBS as of December 31, 2023. Given the inherent credit quality of Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In evaluating whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on this analysis, the Company determined that at December 31, 2024 and December 31, 2023 unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $15 million and $18 million, at December 31, 2024 and December 31, 2023, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the years ended December 31, 2024 and 2023 is presented below.

	For the Years Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
Beginning allowance for credit losses	$18,560	$7,188

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	1,840	1,938
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	6,041	12,261
Write-offs charged against the allowance	(499)	(2,860)
Recoveries of amounts previously written off	2,455	33
Ending allowance for credit losses	$28,397	$18,560

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$130,669	7.5%	1.8%	32.6%
Subordinated	$58,914	6.2%	0.3%	44.5%

	December 31, 2023
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$98,394	6.2%	2.3%	35.3%
Subordinated	$75,005	6.2%	0.7%	38.9%

The increase in the allowance for credit losses for the year ended December 31, 2024 is primarily due to increases in expected losses and delinquencies as compared to the same period of 2023. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at December 31, 2024 and December 31, 2023.

	December 31, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$164,600	$—	$164,600	$(4,483)	$(1,285)	$(5,767)
Subordinated	9,774	10,393	20,167	(10,442)	(17,459)	(27,901)
Interest-only	—	13,164	13,164	—	(93,400)	(93,400)
Agency RMBS
CMO	—	106	106	—	(2,972)	(2,972)
Interest-only	—	1,410	1,410	—	(4,220)	(4,220)
Agency CMBS
Project loans	—	—	—	—	(7,132)	(7,132)
Interest-only	—	949	949	—	(675)	(675)
Total	$174,374	$26,022	$200,396	$(14,925)	$(127,142)	$(142,067)

	December 31, 2023
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$192,528	$—	$192,528	$(5,396)	$(1,585)	$(6,981)
Subordinated	10,757	5,791	16,548	(12,198)	(24,350)	(36,548)
Interest-only	—	14,394	14,394	—	(81,490)	(81,490)
Agency RMBS
Interest-only	—	862	862	—	(5,077)	(5,077)
Agency CMBS
Project loans	—	—	—	(23)	(8,618)	(8,641)
Interest-only	—	1,307	1,307	—	(791)	(791)
Total	$203,285	$22,354	$225,639	$(17,617)	$(121,911)	$(139,528)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2024 and December 31, 2023.

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,010,128	$45.11	60.83	5.7%	17.6%
Subordinated	648,977	59.18	57.99	4.5%	8.0%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%
Interest-only	380,311	5.15	4.41	0.7%	6.9%
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%
Interest-only	449,437	1.36	1.43	0.5%	8.9%
(1) Bond Equivalent Yield at period end.

	December 31, 2023
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,073,632	$45.69	$62.98	5.7%	17.3%
Subordinated	583,049	50.92	47.49	3.3%	6.7%
Interest-only	2,874,680	5.49	3.16	0.5%	4.2%
Agency RMBS
Interest-only	392,284	4.90	3.83	0.1%	5.7%
Agency CMBS
Project loans	86,572	101.44	91.46	4.0%	3.8%
Interest-only	478,239	1.62	1.73	0.5%	8.2%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2024 and December 31, 2023 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	December 31, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,171	$66,384	$251,104	$280,834	$614,493
Subordinated	494	81,838	132,286	161,723	376,341
Interest-only	171	25,717	44,751	2,696	73,335
Agency RMBS
CMO	—	—	62,156	399,500	461,656
Interest-only	4,708	12,076	—	—	16,784
Agency CMBS
Project loans	—	—	—	34,370	34,370
Interest-only	17	6,391	—	—	6,408
Total fair value	$21,561	$192,406	$490,297	$879,123	$1,583,387
Amortized cost
Non-Agency RMBS
Senior	$13,760	$60,686	$204,530	$202,156	$481,132
Subordinated	784	77,210	135,147	173,859	387,000
Interest-only	18,060	61,959	68,306	5,246	153,571
Agency RMBS
CMO	—	—	62,050	402,472	464,522
Interest-only	6,101	13,493	—	—	19,594
Agency CMBS
Project loans	—	—	—	41,502	41,502
Interest-only	189	5,945	—	—	6,134
Total amortized cost	$38,895	$219,293	$470,032	$825,235	$1,553,455

	December 31, 2023
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$12,086	$100,330	$288,283	$275,429	$676,128
Subordinated	3,727	16,221	100,541	156,414	276,903
Interest-only	269	24,858	62,934	2,714	90,775
Agency RMBS
Interest-only	15,023	—	—	—	15,023
Agency CMBS
Project loans	7,797	—	—	71,382	79,179
Interest-only	614	7,668	—	—	8,282
Total fair value	$39,516	$149,077	$451,758	$505,939	$1,146,290
Amortized cost
Non-Agency RMBS
Senior	$4,072	$95,442	$202,295	$203,824	$505,633
Subordinated	2,301	12,672	104,432	181,006	300,411
Interest-only	9,527	46,578	98,632	3,134	157,871
Agency RMBS
Interest-only	19,238	—	—	—	19,238
Agency CMBS
Project loans	7,820	—	—	80,000	87,820
Interest-only	775	6,991	—	—	7,766
Total amortized cost	$43,733	$161,683	$405,359	$467,964	$1,078,739

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and Real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at December 31, 2024 and December 31, 2023. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

December 31, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	4.3%	1.5%	2.5%	1.4%	2.9%	0.6%	13.2%

December 31, 2023	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.4%	2.6%	1.3%	3.0%	0.5%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2024 and December 31, 2023.

	December 31, 2024		December 31, 2023
Weighted average maturity (years)		17.5		19.5
Weighted average amortized loan to value (1)		56.1%		57.1%
Weighted average FICO (2)		706		707
Weighted average loan balance (in thousands)		$247		$252
Weighted average percentage owner-occupied		67.6%		84.5%
Weighted average percentage single family residence		60.3%		61.4%
Weighted average current credit enhancement		1.3%		1.3%
Weighted average geographic concentration of top four states	CA	32.9%	CA	33.1%
	NY	11.8%	NY	11.6%
	FL	7.6%	FL	7.6%
	NJ	4.6%	NJ	4.5%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2024 and December 31, 2023.

Origination Year	December 31, 2024	December 31, 2023
2003 and prior	0.9%	1.2%
2004	0.7%	0.8%
2005	7.0%	8.2%
2006	39.0%	43.3%
2007	29.4%	32.5%
2008 and later	23.0%	14.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2024, 2023 and 2022 are as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$—	$—	$23,056
Agency RMBS	534,717	—	42,502
Agency CMBS	34,672	313,094	—

Gross realized gains:
Non-Agency RMBS	—	—	—
Agency RMBS	34	—	—
Agency CMBS	—	—	—
Gross realized losses:
Non-Agency RMBS	—	—	(15,595)
Agency RMBS	(1,503)	—	(60,878)
Agency CMBS	(3,750)	(31,234)	—
Net realized gain (loss)	$(5,219)	$(31,234)	$(76,473)

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

At December 31, 2024 and December 31, 2023, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.4 billion and $11.8 billion as of December 31, 2024 and December 31, 2023, respectively. The total unpaid principal balance of the Company's Loans held for investment was $11.7 billion and $12.0 billion as of December 31, 2024 and December 31, 2023, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2024 and December 31, 2023:

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
Balance, beginning of period	$11,397,046	$11,359,236
Purchases	1,062,699	1,421,537
Principal paydowns	(1,309,843)	(1,417,787)
Sales and settlements	(116,652)	(246)
Net periodic accretion (amortization)	(39,236)	(51,005)
Change in fair value	202,664	85,311
Balance, end of period	$11,196,678	$11,397,046

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the years ended December 31, 2024 and December 31, 2023, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2024	December 31, 2023 (1)
2002 and prior	5.0%	5.5%
2003	4.4%	4.8%
2004	8.2%	9.0%
2005	14.1%	15.3%
2006	18.0%	19.2%
2007	20.9%	20.9%
2008	6.8%	6.5%
2009	1.7%	1.5%
2010 and later	20.9%	17.3%
Total	100.0%	100.0%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023 which was purchased prior to the reporting date, but not settled as of the reporting date.

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023 (1)
Number of loans		103,571		112,572
Weighted average maturity (years)		20.4		21.0
Weighted average loan to value (2)		78.4%		79.0%
Weighted average FICO		667		665
Weighted average loan balance (in thousands)		$108		$106
Weighted average percentage owner occupied		85.0%		86.0%
Weighted average percentage single family residence		77.4%		78.4%
Weighted average geographic concentration of top five states	CA	15.5%	CA	14.7%
	FL	8.8%	FL	8.8%
	NY	8.7%	NY	8.6%
	PA	4.3%	PA	4.5%
	NJ	4.3%	VA	4.3%
(1) The above table excludes approximately $152 million of Loans held for investment for December 31, 2023 which was purchased prior to the reporting date, but not settled as of the reporting date.
(2) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at December 31, 2024 and December 31, 2023, respectively.

December 31, 2024
(dollars in thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	5,014	0.00% to 22.49%	10/1/2003 - 10/1/2061	378,205	32,937	21,166
$250 to $500	453	2.38% to 15.25%	12/15/2030 - 10/1/2061	155,312	11,578	9,224
$500 to $750	115	3.13% to 11.75%	8/1/2034 - 9/1/2056	68,427	2,237	5,272
$750 to $1,000	37	2.88% to 12.38%	11/1/2035 - 2/1/2059	32,087	2,703	—
Over $1,000	49	2.38% to 10.75%	10/1/2034 - 8/1/2059	77,869	2,666	7,450
	5,668			711,900	52,121	43,112

Fixed loans:
$1 to $250	89,619	0.00% to 20.80%	7/1/2000 - 1/1/2099	6,732,889	634,115	417,529
$250 to $500	6,400	0.00% to 13.00%	12/1/2005 - 4/1/2063	2,135,750	217,893	154,989
$500 to $750	1,000	1.99% to 12.99%	3/1/2013 - 5/1/2063	598,390	36,395	53,842
$750 to $1,000	423	2.00% to 11.10%	3/1/2021 - 10/1/2062	366,673	22,139	15,374
Over $1,000	461	1.73% to 11.25%	1/1/2021 - 6/1/2062	674,329	34,388	43,327
	97,903			10,508,031	944,931	685,062

Total	103,571			11,219,931	997,052	728,174

The foreclosure, bankruptcy, and REO principal balances on our loans were $301 million, $178 million and $37 million, respectively, as of December 31, 2024, which are included in the table above.

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

The fair value of residential mortgage loans 90 days or more past due was $595 million and $645 million as of December 31, 2024 and December 31, 2023, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At December 31, 2024, six investment holdings with internally developed fair values of $37 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $6 million higher than the third-party prices provided of $31 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the thresholds for the period. At December 31, 2023, one investment holding with an internally developed fair value of $6 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $1 million higher, in the aggregate, than the third-party prices provided of $5 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the thresholds for the period.

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

At December 31, 2024, four loan pools with internally developed fair values of $440 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $28 million higher on a net basis than the third-party prices provided of $412 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period. At December 31, 2023, one loan pool with an internally developed fair value of $109 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $7 million higher than the third-party price provided of $102 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2023 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property which will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $338 million and $272 million as of December 31, 2024 and December 31, 2023, respectively.

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

At December 31, 2024, two securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3.2 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $355 thousand higher on a net basis than the third-party prices provided of $2.9 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period. At December 31, 2023, four securitized debt collateralized by Loans held for investment positions with an internally developed fair value of $247 million had a difference between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $9 million lower on a net basis than the third-party prices provided of $256 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the lower internally developed prices. No other pricing differences were noted at December 31, 2023 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of December 31, 2024 and December 31, 2023, respectively:

	December 31, 2024		December 31, 2023
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$14,163	$13,036	$15,820	$14,321
Subordinated	483,136	274,435	409,043	171,633
Interest-only	2,644,741	73,335	2,874,680	90,775
Agency RMBS
CMO	464,640	461,658	—	—
Interest-only	380,311	16,784	392,284	15,023
Agency CMBS
Project loans	40,882	34,370	78,752	71,383
Interest-only	449,437	6,408	478,239	8,282
Loans held for investment, at fair value	11,659,420	11,196,678	12,028,480	11,397,046
Liabilities:
Secured Financing Agreements, at fair value	337,245	319,456	362,215	350,238
Securitized debt at fair value, collateralized by Loans held for investment	7,570,721	6,984,495	8,389,563	7,601,881

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statement of Operations for the years ended December 31, 2024 and 2023:

	For the Years Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$302	$215
Subordinated	11,448	(3,735)
Interest-only	(13,141)	(3,036)
Agency RMBS
CMO	(2,866)	—
Interest-only	1,404	(594)
Agency CMBS
Project loans	1,486	7,432
Interest-only	(242)	13,876
Loans held for investment, at fair value	202,665	85,311
Liabilities:
Secured Financing Agreements, at fair value	5,813	3,310
Securitized debt at fair value, collateralized by Loans held for investment	(196,058)	(68,406)

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2024 and December 31, 2023 are presented below.

	December 31, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,064,169	$—	$1,064,169
Agency MBS, at fair value	—	519,218	—	—	519,218
Loans held for investment, at fair value	—	337,833	10,858,845	—	11,196,678
Derivatives, at fair value	117	7,146	—	(7,146)	117

Liabilities:
Secured Financing Agreement, at fair value	—	319,456	—	—	319,456
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,984,495	—	6,984,495
Derivatives, at fair value	—	—	—	—	—

	December 31, 2023
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,043,806	$—	$1,043,806
Agency MBS, at fair value	—	102,484	—	—	102,484
Loans held for investment, at fair value	—	271,994	11,125,052	—	11,397,046
Derivatives, at fair value	—	18,817	—	(18,817)	—

Liabilities:
Secured Financing Agreement, at fair value	—	350,238	—	—	350,238
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,601,881	—	7,601,881
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2024 and December 31, 2023.

Fair Value Level 3 Rollforward - Assets
	For the Year Ended		For the Year Ended
	December 31, 2024		December 31, 2023
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,043,806	$11,125,052	$1,147,481	$11,154,600
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Purchases of assets	97,646	759,900	5,669	1,183,663
Principal payments	(74,091)	(1,184,167)	(83,730)	(1,247,364)
Sales and Settlements	—	(3,441)	—	2,166
Net accretion (amortization)	34,267	(39,490)	38,789	(52,595)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(9,869)	—	(11,371)	—
Realized gains (losses) on sales and settlements	—	—	13	—
Net unrealized gains (losses) included in income	(1,391)	200,991	(6,561)	84,582
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(26,199)	—	(46,484)	—
Ending balance Level 3	$1,064,169	$10,858,845	$1,043,806	$11,125,052

Fair Value Level 3 Rollforward - Liabilities
	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$7,601,881	$7,100,742
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	340,096	2,186,058
Principal payments	(1,170,579)	(1,222,593)
Sales and Settlements	—	(544,693)
Net (accretion) amortization	17,039	20,309
(Gains) losses included in net income	—	—
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	—	(6,348)
Net unrealized (gains) losses included in income	196,058	68,406
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$6,984,495	$7,601,881

There were no transfers in or out from Level 3 during the year ended December 31, 2024 and the year ended December 31, 2023, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of December 31, 2024 and December 31, 2023 follows. The weighted average discount rates are based on fair value.

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-10%	6.6%	6%-20%	6.6%	0%-13%	1.2%	25%-86%	30.0%
Subordinated	0%-15%	8.5%	6%-20%	8.1%	0%-3%	0.7%	25%-50%	33.1%
Interest-only	9%-100%	11.8%	6%-25%	7.0%	0%-7%	0.9%	0%-83%	29.4%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% -10%	6.6%	1% -20%	6.4%	0% -12%	1.4%	26% -77%	32.8%
Subordinated	0% -13%	7.5%	5% -25%	6.6%	0% -5%	0.5%	10% -50%	34.8%
Interest-only	0% -100%	12.0%	4% -25%	6.8%	0% -7%	0.9%	0% -82%	30.3%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of December 31, 2024 and December 31, 2023 follows:

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.0%	6%-15%	7.5%	0%-5%	0.6%	20%-55%	35.5%

	December 31, 2023
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6%-9%	6.5%	6%-15%	7.9%	0%-6%	0.8%	0%-55%	40.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of December 31, 2024 and December 31, 2023, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of December 31, 2024 and December 31, 2023 follows:

	December 31, 2024	December 31, 2023
Factor:
Coupon
Base Rate	6.2%	6.4%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	665	664

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	78%	79%

Loan Characteristics:
Occupancy
Owner Occupied	86%	86%
Investor	9%	9%
Secondary	5%	5%
Property Type
Single family	78%	79%
Manufactured housing	3%	3%
Multi-family/mixed use/other	19%	18%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2024 and December 31, 2023.

	December 31, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$63,947	$63,947
Secured financing agreements	2	2,504,915	2,534,652
Securitized debt, collateralized by Non-Agency RMBS	3	71,247	49,022
Long term debt	2	134,646	140,563
(1) Included in other assets on the Consolidated Statements of Financial Condition

	December 31, 2023
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$45,053	$45,053
Secured financing agreements	2	2,081,877	2,111,855
Securitized debt, collateralized by Non-Agency RMBS	3	75,012	50,430
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

At December 31, 2024 and December 31, 2023, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At December 31, 2024 and December 31, 2023, the Company has $853 million and $924 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At December 31, 2024 and December 31, 2023, the Company has $512 million and $546 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At December 31, 2024 and December 31, 2023, we pledged $17 million and $23 million respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At December 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 26.0%. At December 31, 2023, the weighted average haircut on the Company's secured financing agreements collateralized by Agency CMBS was 5.2% and Non-Agency RMBS and Loans held for investment was 26.1%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of December 31, 2024.

At December 31, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 20% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million. At December 31, 2023, the Company had amounts at risk with Nomura of 17% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 412 days. The amount at risk with Nomura was $433 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of December 31, 2024 and December 31, 2023 were:

	December 31, 2024	December 31, 2023
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$402,644	$—
Agency CMBS (in thousands)	29,123	68,502
Non-Agency RMBS and Loans held for investment (in thousands)	2,410,393	2,375,589
Total:	$2,842,160	$2,444,091

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$423,768	$—
Agency CMBS (in thousands)	29,146	74,345
Non-Agency RMBS and Loans held for investment (in thousands)	3,633,183	3,465,071
Total:	$4,086,097	$3,539,416

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$540,735	$1,551
Agency CMBS (in thousands)	35,555	139,746
Non-Agency RMBS and Loans held for investment (in thousands)	2,370,931	2,695,017
Total:	$2,947,221	$2,836,314

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	4.83%	N/A
Agency CMBS	4.77%	5.60%
Non-Agency RMBS and Loans held for investment	6.78%	7.56%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	16 Days	N/A
Agency CMBS	8 Days	32 Days
Non-Agency RMBS and Loans held for investment	237 Days	418 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	43 Days	N/A
Agency CMBS	33 Days	86 Days
Non-Agency RMBS and Loans held for investment	267 Days	445 Days

At December 31, 2024 and December 31, 2023, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	December 31, 2024			December 31, 2023
	(dollars in thousands)
	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	NA	$—	N/A	NA
1 to 29 days	642,358	5.61%	4.66% - 7.52%	272,490	7.35%	6.30% - 8.22%
30 to 59 days	959,559	7.79%	5.34% - 12.50%	495,636	6.68%	5.58% - 7.87%
60 to 89 days	318,750	5.58%	4.87% - 7.02%	305,426	7.17%	5.93% - 7.85%
90 to 119 days	51,416	6.38%	5.51% - 6.77%	54,376	7.46%	6.59% - 7.80%
120 to 180 days	123,072	6.15%	5.82% - 6.77%	105,727	7.09%	6.72% - 7.80%
180 days to 1 year	409,760	6.79%	5.80% - 7.49%	39,620	7.06%	6.66% - 7.39%
1 to 2 years	—	N/A	NA	808,601	9.36%	8.36% - 12.50%
2 to 3 years	337,245	5.02%	5.02% - 5.02%	—	N/A	N/A
Greater than 3 years	—	N/A	NA	362,215	5.11%	5.10% - 7.15%
Total	$2,842,160	6.48%		$2,444,091	7.51%

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at December 31, 2024 and December 31, 2023 was $337 million and $362 million, respectively. The fair value of collateral pledged was $383 million and $401 million as of December 31, 2024 and December 31, 2023, respectively. The Company carries this secured financing instrument at fair value of $319 million and $350 million as of December 31, 2024 and December 31, 2023, respectively. At December 31, 2024 and December 31, 2023, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At December 31, 2024 and December 31, 2023, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2024, the maturity on the secured financing agreements at fair value was three years.

The Company recognized losses on extinguishment of debt of $2 million for the year ended December 31, 2023, related to early termination of certain of its secured financing agreements. There were no such losses on extinguishment of debt for the year ended December 31, 2024.

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million, respectively. At December 31, 2024 and December 31, 2023, the debt carried a weighted average coupon of 6.7%. As of December 31, 2024, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the years ended December 31, 2024 and 2023.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$—	$251
One to Three Years	13	326
Three to Five Years	—	—
Greater Than Five Years	13	67
Total	$26	$644

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2024 and December 31, 2023, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.6 billion and $8.4 billion, respectively. At December 31, 2024 and December 31, 2023, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.5% and 3.4%, respectively. As of December 31, 2024, the maturities of the debt range between the years 2029 and 2067.

During the year ended December 31, 2024, the Company did not acquire any securitized debt collateralized by Loans held for investment. During the year ended December 31, 2023, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $551 million for $545 million. These transactions resulted in net gain on extinguishment of debt of $6 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at December 31, 2024 and December 31, 2023, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Within One Year	$1,288,028	$1,405,503
One to Three Years	2,091,147	2,302,421
Three to Five Years	1,937,868	1,738,678
Greater Than Five Years	2,253,020	2,942,234
Total	$7,570,063	$8,388,836

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of December 31, 2024, excluding any debt issued by the Company where the Company only has a clean-up call.

December 31, 2024
(dollars in thousands)
Year	Principal
Currently callable	$2,847,145
2025	2,304,873
2026	508,188
2027	794,138
2028	574,246
Total	$7,028,590

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

At December 31, 2024, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At December 31, 2024, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $7 million for the year ended December 31, 2024. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029 and August 2029 for 9.00% Notes and 9.25% Notes, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the year ended December 31, 2024, the Company consolidated approximately $468 million unpaid principal balance of seasoned reperforming residential mortgage loans. During the year ended December 31, 2023, the Company consolidated approximately $2.6 billion, respectively, unpaid principal balance of seasoned reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2024 and December 31, 2023.

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$229,343	$248,993
Loans held for investment, at fair value	9,671,731	10,184,538
Accrued interest receivable	50,305	52,712
Other assets	18,715	15,597
Total Assets:	$9,970,094	$10,501,840

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$71,247	$75,012
Securitized debt at fair value, collateralized by Loans held for investment	6,671,471	7,248,768
Accrued interest payable	21,803	23,310
Other liabilities	1,984	2,019
Total Liabilities:	$6,766,505	$7,349,109
(1) December 31, 2024 and December 31, 2023 balances includes allowance for credit losses of $10 million and $6 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$640,499	$593,384	$551,253
Interest expense, Non-recourse liabilities of VIEs	293,509	282,542	197,823
Net interest income	$346,990	$310,842	$353,430

Increase (decrease) in provision for credit losses	$3,889	$(4,367)	$(1,904)

Servicing fees	$26,281	$28,301	$26,964

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

The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2024, ranged from less than $1 million to $21 million with an aggregate amount of $835 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2023, ranged from less than $1 million to $20 million, with an aggregate amount of $795 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $830 million and $772 million and at December 31, 2024 and December 31, 2023, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The weighted average pay rate on the Company’s interest rate swap at December 31, 2023 was 3.26% and the weighted average receive rate was 5.40%. At December 31, 2023, the weighted average maturity on the Company’s interest rate swap was less than one year.

The Company had no swap terminations during the year ended December 31, 2024. The Company had a realized loss of $17 million related to the maturity of one swap during the year ended December 31, 2024. The Company paid $45 million to terminate interest rate swaps with a notional value of $2.5 billion during the year ended December 31, 2023. The terminated swaps had original maturities ranging from 2025 to 2028.

During the year ended December 31, 2024, the Company exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the year ended December 31, 2023, the Company entered into three swaption contracts for a one-year forward starting swaps with a total notional of $1.5 billion with a 3.56% strike rate. The underlying swap terms will allow the Company to pay a fixed rate of 3.56% and receive floating overnight SOFR rate. Additionally, during the year ended December 31, 2023, the Company terminated its existing $1.0 billion notional swaption contract for a one-year forward starting swap. The Company also entered and terminated three new swaptions contracts with $2.3 billion notional during the year ended December 31, 2023. The Company had net realized gains of $11 million on these swaption terminations.

During the year ended December 31, 2024, the Company entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which it subsequently covered for a net realized loss of $4.9 million. Additionally, the Company covered and reopened their existing open 2-year U.S Treasury futures contract position for a realized gain of $641 thousand. The Company is short 1,000 2-year U.S. Treasury futures contract at December 31, 2024.

During the year ended December 31, 2023, the Company entered into 6,000 short 5-year and 1,875 short 2-year U.S. Treasury futures contract with notional amounts of $600 million and $375 million, respectively, which it subsequently covered and had no outstanding U.S. Treasury futures contracts at December 31, 2023. The Company had a net realized loss of $6 million on covering these short U.S. Treasury futures contracts. The Company also entered into 400 call options on 2-year and 5-year U.S. Treasury futures and subsequently covered them during the year ended December 31, 2023 for a realized loss of $187 thousand.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 15 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2024 and December 31, 2023.

		December 31, 2024
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,500,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Swaptions	500,000	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	200,000	Derivatives, at fair value	117	Derivatives, at fair value	—
Total	$2,200,000		$117		$—

		December 31, 2023
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,000,000	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	1,500,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Total	$2,500,000		$—		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022, respectively, is presented below.

		Net gains (losses) on derivatives for the years ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2024	December 31, 2023	December 31, 2022
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$4,224	$497	$(10,358)
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(17,317)	(45,226)	(561)
Interest Rate Swaps	Periodic interest cost of interest rate swaps, net	23,780	17,167	(1,752)
Treasury futures	Net unrealized gains (losses) on derivatives	117	—	—
Treasury futures	Net realized gains (losses) on derivatives	(4,223)	(6,344)	—
Swaptions	Net unrealized gains (losses) on derivatives	(1,378)	(6,908)	8,876
Swaptions	Net realized gains (losses) on derivatives	—	10,613	—
Total		$5,203	$(30,201)	$(3,795)

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2024 and 2023.

The Company declared dividends to Series B preferred stockholders of $34 million, or $2.59 per preferred share, during year ended December 31, 2024. The Company declared dividends to Series B preferred stockholders of $26 million, or $2.00 per preferred share, during the year ended December 31, 2023.

The Company declared dividends to Series C preferred stockholders of $20 million, or $1.94 per preferred share, during the years ended December 31, 2024 and 2023.

The Company declared dividends to Series D preferred stockholders of $20 million, or $2.55 per preferred share, during the year ended December 31, 2024. The Company declared dividends to Series D preferred stockholders of $16 million, or $2.00 per preferred share, during the year ended December 31, 2023.

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

On September 30, 2025, all 10,400,000 issued and outstanding shares of Series C Preferred Stock with an outstanding liquidation preference of $260 million will become callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including the redemption date.

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

The Company did not repurchase any of its common stock during the year ended December 31, 2024. The Company repurchased 1.9 million shares of its common stock at an average price of $16.98 for a total of $33 million during the year ended December 31, 2023. The approximate dollar value of shares that may yet be purchased under the Repurchase Program is $250 million as of December 31, 2024.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC (the “Existing Sales Agents”). In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents (together with the Existing Sales Agents, the “Sales Agents”). Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the Sales Agents under the Securities Act of 1933. The Company issued approximately 14.5 million shares of its common stock at an average price of $5.09 for a total of $74 million during the year ended December 31, 2023. The Company did not issue any shares under the at-the-market sales program during the year ended December 31, 2024. The approximate dollar value of shares that may yet be issued under "at the market" offerings program is $426 million as of December 31, 2024.

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

During the year ended December 31, 2024, the Company declared dividends to common shareholders of $117 million or $1.42 per share. During the year ended December 31, 2023, the Company declared dividends to common shareholders of $167 million or $2.10 per share.

Earnings per Share (EPS)

EPS for the years ended December 31, 2024 and 2023 are computed as follows:

	For the Years Ended
	December 31, 2024	December 31, 2023	December 31, 2022
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$90,329	$52,354	$(586,831)
Effect of dilutive securities:	—	—	—
Net income (loss) available to common shareholders - Diluted	$90,329	$52,354	$(586,831)

Denominator:
Weighted average basic shares	80,976,745	76,685,785	77,979,582
Effect of dilutive securities	1,180,877	853,503	—
Weighted average dilutive shares	82,157,622	77,539,289	77,979,582

Net income (loss) per average share attributable to common stockholders - Basic	$1.12	$0.68	$(7.53)
Net income (loss) per average share attributable to common stockholders - Diluted	$1.10	$0.68	$(7.53)

There were no anti-dilutive shares as of year ended December 31, 2024 and 2023. For the year ended December 31, 2022, potentially dilutive shares of 2.6 million were excluded from the computation of fully diluted EPS because their effect would have been anti-dilutive.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the years ended December 31, 2024 and 2023:

	December 31, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(26,219)	(26,219)
Amounts reclassified from AOCI	—	—
Net current period OCI	(26,219)	(26,219)
Balance as of December 31, 2024	$159,449	$159,449

	December 31, 2023
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2022	$229,345	$229,345
OCI before reclassifications	(44,990)	(44,990)
Amounts reclassified from AOCI	1,313	1,313
Net current period OCI	(43,677)	(43,677)
Balance as of December 31, 2023	$185,668	$185,668

There were no amounts reclassified from AOCI during the year ended December 31, 2024. The amounts reclassified from AOCI balance comprised of $1 million net unrealized losses on available-for-sale securities sold during the year ended December 31, 2023.

13. Equity Compensation, Employment Agreements and other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 7 million shares of our common stock for the grant of awards under the Plan (adjusted on a retroactive basis to reflect the Company's 1-for-3-reverse stock split effected on May 21, 2024). The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of December 31, 2024, approximately 5 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights (“SARs”), restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company approved irrevocably terminating the Executive Officer Plan and suspending new deferral elections under the Director Plan. The Executive Officer Plan will be liquidated on November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date will be paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At December 31, 2024 and December 31, 2023, there are approximately 124 thousand and 343 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At December 31, 2024 and December 31, 2023, there are approximately 229 thousand and 378 thousand dividend equivalent rights earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the year ended December 31, 2024 and 2023, the Company granted RSU awards to senior management and employees. These RSU awards are designed to reward senior management and employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. The Company granted 245 thousand RSU awards during the year ended December 31, 2024 with a grant date fair value of $5 million for the 2024 performance year. The Company granted 333 thousand RSU awards during the year ended December 31, 2023 with a grant date fair value of $6 million for the 2023 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year ended December 31, 2024 and 2023, include a three-year performance period ending on December 31, 2026 and December 31, 2025, respectively. For the PSU awards granted during the year ended December 31, 2024, and 2023, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the year ended December 31, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million. For the year ended December 31, 2023, the Company granted 201 thousand PSU awards to senior management with a grant date fair value of $3 million.

The following table presents information with respect to the Company's restricted stock awards during the years ended December 31, 2024 and December 31, 2023.

	For the Years Ended
	December 31, 2024		December 31, 2023
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	1,203,258	$27.35	1,009,996	$37.98
Granted	600,136	17.71	589,042	16.46
Vested	(425,813)	25.93	(271,660)	39.41
Forfeited	(381,498)	36.24	(124,120)	35.73
Unvested shares outstanding - end of period	996,083	$20.54	1,203,258	$27.35

The forfeited amounts above includes shares forfeited by employees to pay taxes of approximately 369 thousand shares and 121 thousand shares for the years ended December 31, 2024 and December 31, 2023, respectively.

For the year ended December 31, 2024, the Company recognized a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $10 million, a portion of which can be paid by stock.

The Company recognized stock-based compensation expense of $8 million for the year ended December 31, 2024. The Company recognized stock-based compensation expense of $8 million for the year ended December 31, 2023.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $23,000 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the year ended December 31, 2024 was $496 thousand. The 401(k) expenses related to the Company’s qualified plan for the year ended December 31, 2023 was $441 thousand.

14. Income Taxes

For the year ended December 31, 2024, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state, and local taxes.

The Company recorded current income tax expense of $49 thousand and $102 thousand for the years ended December 31, 2024 and 2023, respectively. The Company had gross deferred tax assets of $111 million and $107 million for the years ended December 31, 2024 and 2023, respectively, relating to the activities of its TRSs. Of these amounts, the amount related to cumulative net operating losses (“NOLs”) was $107 million and $105 million as of December 31, 2024 and 2023, respectively. The amount related to interest disallowed under Code Section 163(j) was $4 million and $2 million as of December 31, 2024 and 2023, respectively. The aforementioned NOLs and interest disallowed under Code Section 163(j) are subject to an indefinite carryforward period to the extent not utilized. The Company evaluates, based on both positive and negative evidence, the likelihood of realizing its deferred tax assets and established a valuation allowance of $111 million and $107 million for the years ended December 31, 2024 and 2023, respectively.

The Company’s effective tax rate differs from the U.S. federal corporate statutory tax rate of 21% primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,824,371)	$—	$(2,824,371)	$4,086,097	$17,340	$1,279,066
Interest Rate Swaps - Gross Assets	3,754	(3,754)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	—	—	—	—	(13,486)	(13,486)
Treasury Futures - Gross Assets	117	—	117	—	—	117
Treasury Futures - Gross Liabilities	—	—	—	—	1,098	1,098
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	3,391	(3,391)	—	—	(399)	(399)
Total	$(2,817,109)	$(7,145)	$(2,824,254)	$4,086,097	$4,554	$1,266,396
(1) Included in other assets

	December 31, 2023
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,432,115)	$—	$(2,432,115)	$3,539,416	$22,930	$1,130,231
Interest Rate Swaps - Gross Assets	7,455	(7,455)	—	—	(11,306)	(11,306)
Swaptions - Gross Assets	11,362	(11,362)	—	—	(58)	(58)
Total	$(2,413,298)	$(18,817)	$(2,432,115)	$3,539,416	$11,566	$1,118,867
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

17. Business Combination

On December 2, 2024 (the “Acquisition Date”), the Company acquired all issued and outstanding equity interests (the “Acquisition”) of The Palisades Group, LLC, Palisades Advisory Services, LLC, and Palisades Technology Holdings, LLC, pursuant to the terms of the Equity Interest Purchase Agreement dated October 16, 2024 (the “Agreement”). Palisades is an alternative asset manager in the global residential credit market, actively managing residential loans and real estate-related assets.

The Acquisition met the requirements to be considered a business combination under ASC 805. As such, the Acquisition was accounted for using the acquisition method of accounting. The Company, via two of its wholly owned subsidiaries, was considered the acquirer of Palisades for accounting purposes. Palisades’ assets and liabilities, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the Acquisition Date.

The purchase price was allocated to the tangible and identifiable intangible assets based on their estimated fair market values at the Acquisition Date as required under ASC 805. The excess of the fair value of the net identifiable assets over the purchase price was recorded as goodwill.

The fair value of the aggregate consideration transferred was $46 million. Total purchase consideration consisted of $30 million in cash paid which incorporates a $261 thousand closing true-up recognized in the measurement period in accordance with the Agreement and $16 million of contingent consideration. The maximum amount of contingent consideration to be transferred through the earnout is $20 million, per the Agreement. The fair value of the contingent consideration was determined using the Monte Carlo simulation method and is considered to be a Level 3 Liability.

The Company incurred approximately $5 million of acquisition-related expenses recognized in transaction expense in the Consolidated Statement of Operations.

The following table sets forth the acquisition date fair value of the assets acquired and liabilities assumed in connection with the Acquisition.

Acquisition Date Fair Value (dollars in thousands)
Cash and cash equivalents	$2,694
Accounts receivable	2,983
Prepaid operating expenses	120
Deposits	90
Fixed assets, net of accumulated depreciation	2,698
Intangible assets	20,950
Right-of-use asset	4,315
Goodwill	22,152
Total assets acquired	$56,002
Accounts payable and accrued expenses	479
Accrued bonus	5,482
Accrued vacation	101
Lease liability	4,315
Total liabilities assumed	$10,377
Net assets acquired	$45,626

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is not deductible for tax purposes. Goodwill is comprised of expected synergies for the combined operations, specialized processes and procedures, and the acquired workforce.

Below is a summary of the intangible assets acquired in the Acquisition:

	Fair Value (dollars in thousands)	Weighted Average Estimated Useful Life (in years)
Investment management agreement	$50	2
Subadvisory management agreements	17,700	8
Developed technology	3,200	4
Total intangible assets	$20,950

The fair value for the management agreements was determined using the multi-period excess earnings method, while the fair value of developed technology was determined using the cost approach. All the intangible assets are subject to amortization. The intangible assets acquired subject to amortization have a weighted average useful life of 7.2 years.

18. Subsequent Events

The Company has evaluated subsequent events through the issuance date of this Annual Report on Form 10-K. Subsequent to December 31, 2024, the Company exercised its call option to retire securitized debt, collateralized by Loans held for investment with an unpaid principal amount of $333 million at par.

19. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024.

	For the Quarters Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$192,364	$195,295	$186,717	$186,574
Interest expense	126,540	128,844	119,422	121,468
Net interest income	65,824	66,451	67,295	65,106
Increase/(decrease) in provision for credit losses	4,448	358	3,684	1,347
Other income (losses):
Net unrealized gains (losses) on derivatives	276	(14,457)	11,955	5,189
Realized gains (losses) on terminations of interest rate swaps	641	(4,864)	(17,317)	—
Periodic interest cost of swaps, net	4,542	6,789	6,971	5,476
Net gains (losses) on derivatives	5,459	(12,532)	1,609	10,665
Investment management and advisory fees	2,710	—	—	—
Net unrealized gains (losses) on financial instruments at fair value	(181,197)	104,012	11,231	76,765
Net realized gains (losses) on sales of investments	(1,468)	—	—	(3,750)
Gain (loss) on Extinguishment of Debt	—	—	—	—
Other Investment Gains	2,490	1,366	1,001	4,686
Total other income (losses)	(172,005)	92,846	13,841	88,366
Compensation and benefits	17,936	7,203	7,011	9,213
General and administrative expenses	5,597	5,610	6,276	5,720
Servicing and asset manager fees	7,328	7,334	7,470	7,663
Amortization of intangibles and depreciation expenses	321	—	—	—
Transaction expenses	4,707	2,317	—	67
Total other expenses	35,890	22,464	20,757	22,663
Net income (loss)	$(146,514)	$136,459	$56,664	$129,454
Dividend on preferred stock	$21,761	$22,787	$22,751	$18,438
Net income (loss) available to common shareholders	$(168,275)	$113,672	$33,913	$111,016
Net income (loss) per common share-basic	$(2.07)	$1.41	$0.42	$1.37

The following is a presentation of the results of operations for the quarters ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024.

	For the Quarters Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$191,204	$195,591	$196,859	$189,250
Interest expense	126,553	132,193	131,181	119,615
Net interest income	64,651	63,398	65,678	69,635
Increase/(decrease) in provision for credit losses	2,330	3,217	2,762	3,062
Other income (losses):
Net unrealized gains (losses) on derivatives	(15,871)	17	17,994	(8,551)
Realized gains (losses) on terminations of interest rate swaps	—	—	(6,822)	(34,134)
Periodic interest cost of swaps, net	5,296	4,894	4,159	2,819
Net gains (losses) on derivatives	(10,575)	4,911	15,331	(39,866)
Net unrealized gains (losses) on financial instruments at fair value	6,815	(43,988)	6,954	64,592
Net realized gains (losses) on sales of investments	(3,752)	(460)	(21,758)	(5,264)
Gain (loss) on Extinguishment of Debt	(2,473)	—	4,039	2,309
Other Investment Gains	(986)	2,381	(421)	117
Total other income (losses)	(10,971)	(37,156)	4,145	21,888
Compensation and benefits	5,278	7,124	7,677	10,491
General and administrative expenses	7,443	5,427	6,471	5,778
Servicing and asset manager fees	7,659	8,139	8,408	8,417
Transaction expenses	425	90	8,456	6,409
Total other expenses	20,805	20,780	31,012	31,095
Net income (loss)	$30,542	$2,170	$36,024	$57,366
Dividend on preferred stock	$18,438	$18,438	$18,438	$18,438
Net income (loss) available to common shareholders	$12,104	$(16,268)	$17,586	$38,928
Net income (loss) per common share-basic	$0.16	$(0.22)	$0.23	$0.50

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
Date: February 19, 2025

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: February 19, 2025

Signatures	Title	Date

/s/ Phillip J. Kardis II	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 19, 2025
Phillip J. Kardis II

/s/ Subramaniam Viswanathan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 19, 2025
Subramaniam Viswanathan

/s/ Sandra Bell	Director	February 19, 2025
Sandra Bell

/s/ Gerard Creagh	Director	February 19, 2025
Gerard Creagh

/s/ Kevin Chavers	Director	February 19, 2025
Kevin Chavers

/s/ Susan Mills	Director	February 19, 2025
Susan Mills

/s/ Brian Patrick Reilly	Director	February 19, 2025
Brian Patrick Reilly

/s/ Debra Still	Director	February 19, 2025
Debra Still

/s/ Cynthia Walsh	Director	February 19, 2025
Cynthia Walsh