Form 10-Q
period 2025-03-31
CHIMERA INVESTMENT CORP
filed 2025-05-08
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2025

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2025
Common Stock, $0.01 par value	80,970,690

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	March 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$253,349	$83,998
Non-Agency RMBS, at fair value (net of allowance for credit losses of $32 million and $28 million, respectively)	1,059,840	1,064,169
Agency MBS, at fair value	656,335	519,218
Loans held for investment, at fair value	10,983,840	11,196,678
Accrued interest receivable	84,082	81,386
Other assets	167,880	170,924
Derivatives, at fair value	—	117
Total assets (1)	$13,205,326	$13,116,490
Liabilities:
Secured financing agreements ($4.2 billion and $4.1 billion pledged as collateral, respectively, and includes $321 million and $319 million at fair value, respectively)	$2,994,191	$2,824,371
Securitized debt, collateralized by Non-Agency RMBS ($225 million and $229 million pledged as collateral, respectively)	69,990	71,247
Securitized debt at fair value, collateralized by Loans held for investment ($10.3 billion and $10.2 billion pledged as collateral, respectively)	7,198,089	6,984,495
Long term debt	134,928	134,646
Payable for investments purchased	38,477	454,730
Accrued interest payable	38,164	41,472
Dividends payable	34,153	34,265
Accounts payable and other liabilities	53,030	45,075
Derivatives, at fair value, net	240	—
Total liabilities (1)	$10,561,262	$10,590,301
Commitments and Contingencies (See Note 16)
Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 80,970,256 and 80,922,221 shares issued and outstanding, respectively	810	809
Additional paid-in-capital	4,394,600	4,390,516
Accumulated other comprehensive income	157,770	159,449
Cumulative earnings	4,508,408	4,341,111
Cumulative distributions to stockholders	(6,417,896)	(6,366,068)
Total stockholders' equity	$2,644,064	$2,526,189
Total liabilities and stockholders' equity	$13,205,326	$13,116,490
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2025, and December 31, 2024, total assets of consolidated VIEs were $10,130,294 and $9,970,094, respectively, and total liabilities of consolidated VIEs were $6,990,372 and $6,766,505, respectively. See Note 9 for further discussion.
See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2025	March 31, 2024
Net interest income:
Interest income (1)	$190,616	$186,574
Interest expense (2)	121,397	121,468
Net interest income	69,219	65,106

Increase (decrease) in provision for credit losses	3,387	1,347

Other income (losses):
Net unrealized gains (losses) on derivatives	(6,469)	5,189
Realized gains (losses) on derivatives	82	—
Periodic interest on derivatives, net	4,135	5,476
Net gains (losses) on derivatives	(2,252)	10,665
Investment management and advisory fees	8,936	—
Net unrealized gains (losses) on financial instruments at fair value	128,895	76,765
Net realized gains (losses) on sales of investments	—	(3,750)
Gains (losses) on extinguishment of debt	2,122	—
Other investment gains (losses)	(417)	4,686
Total other income (losses)	137,284	88,366

Other expenses:
Compensation and benefits	13,085	9,213
General and administrative expenses	6,907	5,720
Servicing and asset manager fees	7,431	7,663
Amortization of intangibles and depreciation expenses	951	—
Transaction expenses	5,688	67
Total other expenses	34,062	22,663
Income before income taxes	169,052	129,462
Income tax expense	1,755	8
Net income	$167,297	$129,454

Dividends on preferred stock	21,357	18,438

Net income available to common shareholders	$145,940	$111,016

Net income per share available to common shareholders:
Basic	$1.79	$1.37
Diluted	$1.77	$1.36

Weighted average number of common shares outstanding:
Basic	81,350,497	81,239,381
Diluted	82,394,218	81,718,214
(1) Includes interest income of consolidated VIEs of $144,402 and $146,917 for the quarters ended March 31, 2025, and 2024, respectively. See Note 9 for further discussion.
(2) Includes interest expense of consolidated VIEs of $69,651 and $73,123 for the quarters ended March 31, 2025, and 2024, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended
	March 31, 2025	March 31, 2024
Comprehensive income (loss):
Net income	$167,297	$129,454
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(1,679)	(221)
Other comprehensive loss	$(1,679)	$(221)
Comprehensive income before preferred stock dividends	$165,618	$129,233
Dividends on preferred stock	$21,357	$18,438
Comprehensive income available to common stock shareholders	$144,261	$110,795

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended March 31, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income	—	—	—	—	—	—	—	167,297	—	167,297
Other comprehensive income (loss)	—	—	—	—	—	—	(1,679)	—	—	(1,679)
Stock based compensation	—	—	—	—	1	3,743	—	—	—	3,744
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(30,471)	(30,471)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,357)	(21,357)
Balance, March 31, 2025	$58	$130	$104	$80	$810	$4,394,600	$157,770	$4,508,408	$(6,417,896)	$2,644,064

For the Quarter Ended March 31, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income	—	—	—	—	—	—	—	129,454	—	129,454
Other comprehensive income (loss)	—	—	—	—	—	—	(221)	—	—	(221)
Stock based compensation	—	—	—	—	1	2,982	—	—	—	2,983
Common dividends declared	—	—	—	—	—	—	—	—	(27,111)	(27,111)
Preferred dividends declared	—	—	—	—	—	—	—	—	(18,438)	(18,438)
Balance, March 31, 2024	$58	$130	$104	$80	$805	$4,373,112	$185,447	$4,294,500	$(6,208,650)	$2,645,586

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2025	March 31, 2024
Cash Flows From Operating Activities:
Net income	$167,297	$129,454
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of investment discounts/premiums, net	(2,984)	5,753
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	2,951	3,942
Net unrealized losses (gains) on derivatives	6,469	(5,189)
Proceeds (payments) for derivative settlements	—	(2,800)
Margin (paid) received on derivatives	4,711	6,622
Net unrealized losses (gains) on financial instruments at fair value	(128,895)	(76,765)
Net realized losses (gains) on sales of investments	—	3,750
Other investment (gains) losses	417	(4,686)
Net increase (decrease) in provision for credit losses	3,387	1,347
Amortization of intangibles and depreciation expenses	951	—
(Gain) loss on extinguishment of debt	(2,122)	—
Equity-based compensation expense	3,743	2,982
Non-cash imputed compensation related to business acquisition	341	—
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	(2,696)	(4,185)
Decrease (increase) in other assets	(7,528)	(1,143)
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	6,231	984
Increase (decrease) in accrued interest payable, net	(3,474)	(2,792)
Net cash provided by operating activities	$48,799	$57,274
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(150,215)	$—
Sales	—	34,672
Principal payments	13,624	118
Non-Agency RMBS portfolio:
Purchases	—	(33,594)
Sales	—	—
Principal payments	16,604	18,672
Loans held for investment:
Purchases	(403,087)	(77,596)
Sales	—	—
Principal payments	347,749	306,064
Net cash provided by (used in) investing activities	$(175,325)	$248,336
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$9,731,442	$6,149,125
Payments on secured financing agreements	(9,567,170)	(6,189,537)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	780,166	—
Payments on securitized debt borrowings, collateralized by Loans held for investment	(596,609)	(272,668)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(14)	(5)

Common dividends paid	(30,582)	(26,813)
Preferred dividends paid	(21,357)	(18,438)
Net cash provided by (used in) financing activities	$295,876	$(358,336)
Net increase (decrease) in cash and cash equivalents	169,350	(52,726)
Cash and cash equivalents at beginning of period	83,998	221,684
Cash and cash equivalents at end of period	$253,348	$168,958

Supplemental disclosure of cash flow information:
Interest received	$184,937	$188,140
Interest paid	$121,753	$120,317
Change in fair value of contingent earn-out liability	$1,100	$—
Non-cash investing activities:
Payable for investments purchased	$38,477	$6,135
Net change in unrealized gain (loss) on available-for sale securities	$(1,679)	$(221)

Non-cash financing activities:
Dividends declared, not yet paid	$34,153	$54,849

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Organization

Chimera Investment Corporation, or the Company, was incorporated in Maryland on June 1, 2007 and started trading on the New York Stock Exchange (“NYSE”) in November 2007. The Company elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, and regulations promulgated thereunder, or the Code.

The Company is an internally managed REIT that is primarily engaged in the business of investing in a diversified portfolio of mortgage assets for itself and for unrelated third parties through its investment management and advisory services. The assets the Company may invest in and manage for others include residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose loans and investor loans, including RTLs, and other real estate-related assets such as Agency CMBS. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; Pass-through refers to Agency-issued pass-through RMBS collateralized primarily by pools of fixed-rate single-family mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; RTLs refer to residential transition loans; ABS refers to asset-backed securities; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

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

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $15 thousand asset manager fee as of March 31, 2025.

The Company paid $118 thousand and $138 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarters ended March 31, 2025 and 2024, respectively. These fees are reported within Other Expenses on the Consolidated Statement of Operations. The Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended March 31, 2025, the Company did not make any additional fundings toward the commitment, and the total funding remained at $56 million, leaving an unfunded commitment of $19 million. The Company's investment in this fund is accounted for as an equity method investment in Other assets on the Consolidated Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statement of Operations.

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
The assets of securitization entities are comprised of RMBS, or residential mortgage loans. See Notes 3, 4 and 9 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.
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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Notes 4 and 5), secured financing agreements (Notes 5 and 6), securitized debt (Notes 5 and 7), goodwill and intangibles included in Other assets, contingent earn-out liability included in Accounts payable and other liabilities on the Company’s Consolidated Statement of Financial Condition. Actual results could differ materially from those estimates.

(d) Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2025 or December 31, 2024.

(e) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2024.

(f) Segment Reporting

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

(g) Recent Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard require entities to provide additional information about federal, state and foreign incomes taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). This standard provides guidance on the accounting treatment for induced conversions of convertible debt. Companies must recognize and measure the impact of incentives offered to induce early conversion of convertible debt separately from existing debt liability. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This standard clarifies the effective date for ASU 2024-03, which requires that an entity disclose, in the notes to the financial statements, additional information about specific expenses categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is still evaluating the impact of this standard but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS, to include residential and residential interest-only MBS, Pass-through securities, residential collateralized mortgage obligations, or CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of March 31, 2025 and December 31, 2024.

March 31, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$994,386	$23,978	$(544,135)	$474,229	$(29,016)	$601,108	$161,398	$(5,503)	$155,895
Subordinated	643,316	3,122	(261,119)	385,319	(2,769)	377,585	21,178	(26,143)	(4,965)
Interest-only	2,589,059	151,549	—	151,549	—	81,147	14,364	(84,766)	(70,402)
Agency RMBS
Pass-through	149,420	808	—	150,228	—	149,497	—	(731)	(731)
CMO	451,023	—	(179)	450,844	—	449,446	25	(1,423)	(1,398)
Interest-only	379,113	19,267	—	19,267	—	15,852	682	(4,097)	(3,415)
Agency CMBS
Project loans	40,875	619	—	41,494	—	35,002	—	(6,492)	(6,492)
Interest-only	294,363	5,895	—	5,895	—	6,538	1,351	(708)	643
Total	$5,541,555	$205,238	$(805,433)	$1,678,825	$(31,785)	$1,716,175	$198,998	$(129,863)	$69,135

December 31, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,010,128	$21,356	$(550,352)	$481,132	$(25,472)	$614,493	$164,600	$(5,767)	$158,833
Subordinated	648,977	3,234	(265,211)	387,000	(2,925)	376,341	20,167	(27,901)	(7,734)
Interest-only	2,644,741	153,571	—	153,571	—	73,335	13,164	(93,400)	(80,236)
Agency RMBS
CMO	464,640	5	(123)	464,522	—	461,656	106	(2,972)	(2,866)
Interest-only	380,311	19,594	—	19,594	—	16,784	1,410	(4,220)	(2,810)
Agency CMBS
Project loans	40,882	620	—	41,502	—	34,370	—	(7,132)	(7,132)
Interest-only	449,437	6,134	—	6,134	—	6,408	949	(675)	274
Total	$5,639,116	$204,514	$(815,686)	$1,553,455	$(28,397)	$1,583,387	$200,396	$(142,067)	$58,329

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2025 and December 31, 2024. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	March 31, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$26,293	$(589)	5	$33,595	$(4,914)	6	$59,889	$(5,503)	11
Subordinated	27,081	(1,202)	6	168,468	(24,941)	29	195,549	(26,143)	35
Interest-only	6,167	(388)	8	42,135	(84,378)	125	48,302	(84,766)	133
Agency RMBS
Pass-through	149,497	(731)	5	—	—	—	149,497	(731)	5
CMO	371,940	(1,423)	6	—	—	—	371,940	(1,423)	6
Interest-only	5,427	(169)	2	4,150	(3,928)	6	9,576	(4,097)	8
Agency CMBS
Project loans	5,283	(852)	4	29,718	(5,640)	32	35,001	(6,492)	36
Interest-only	—	—	—	1,840	(708)	3	1,840	(708)	3
Total	$591,688	$(5,354)	36	$279,906	$(124,509)	201	$871,594	$(129,863)	237

	December 31, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$65,051	$(757)	13	$35,492	$(5,010)	6	$100,544	$(5,767)	19
Subordinated	27,799	(1,135)	7	167,742	(26,766)	29	195,541	(27,901)	36
Interest-only	6,061	(1,118)	12	35,734	(92,282)	124	41,795	(93,400)	136
Agency RMBS
CMO	399,502	(2,972)	7	—	—	—	399,502	(2,972)	7
Interest-only	1,614	(69)	1	8,269	(4,151)	7	9,882	(4,220)	8
Agency CMBS
Project loans	5,234	(901)	4	29,136	(6,231)	32	34,370	(7,132)	36
Interest-only	1,775	(83)	1	2,039	(592)	3	3,814	(675)	4
Total	$507,036	$(7,035)	45	$278,412	$(135,032)	201	$785,448	$(142,067)	246

At March 31, 2025, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2025.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $14 million and $15 million, at March 31, 2025 and December 31, 2024, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters ended March 31, 2025 and March 31, 2024 is presented below.

	For the Quarters Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Beginning allowance for credit losses	$28,397	$18,560

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	193	705
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	—	—
Increase/(decrease) on securities with an allowance in the prior period	3,480	448
Write-offs charged against the allowance	(305)	(302)
Recoveries of amounts previously written off	20	496
Ending allowance for credit losses	$31,785	$19,907

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$137,357	6.8%	1.6%	32.6%
Subordinated	$58,318	6.2%	0.3%	44.5%

	December 31, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$130,669	7.5%	1.8%	32.6%
Subordinated	$58,914	6.2%	0.3%	44.5%

The increase in the allowance for credit losses for the quarter ended March 31, 2025 is primarily due to a deterioration in cashflows on certain investments, compared to the same period of 2024. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at March 31, 2025 and December 31, 2024.

	March 31, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$161,398	$—	$161,398	$(4,446)	$(1,058)	$(5,503)
Subordinated	10,179	10,999	21,178	(9,361)	(16,782)	(26,143)
Interest-only	—	14,364	14,364	—	(84,766)	(84,766)
Agency RMBS
Pass-through	—	—	—	—	(731)	(731)
CMO	—	25	25	—	(1,423)	(1,423)
Interest-only	—	682	682	—	(4,097)	(4,097)
Agency CMBS
Project loans	—	—	—	—	(6,492)	(6,492)
Interest-only	—	1,351	1,351	—	(708)	(708)
Total	$171,577	$27,421	$198,998	$(13,807)	$(116,056)	$(129,863)

	December 31, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$164,600	$—	$164,600	$(4,483)	$(1,285)	$(5,767)
Subordinated	9,774	10,393	20,167	(10,442)	(17,459)	(27,901)
Interest-only	—	13,164	13,164	—	(93,400)	(93,400)
Agency RMBS
CMO	—	106	106	—	(2,972)	(2,972)
Interest-only	—	1,410	1,410	—	(4,220)	(4,220)
Agency CMBS
Project loans	—	—	—	—	(7,132)	(7,132)
Interest-only	—	949	949	—	(675)	(675)
Total	$174,374	$26,022	$200,396	$(14,925)	$(127,142)	$(142,067)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$994,386	$44.77	60.45	5.7%	18.1%
Subordinated	643,316	59.47	58.69	4.5%	8.1%
Interest-only	2,589,059	5.85	3.13	0.7%	4.3%
Agency RMBS
Pass-through	149,420	100.54	100.05	5.5%	5.4%
CMO	451,023	99.96	99.65	5.5%	5.6%
Interest-only	379,113	5.08	4.18	0.9%	7.6%
Agency CMBS
Project loans	40,875	101.52	85.63	3.5%	3.4%
Interest-only	294,363	2.00	2.22	0.6%	9.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%
Subordinated	648,977	59.18	57.99	4.5%	8.0%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%
Interest-only	380,311	5.15	4.41	0.7%	6.9%
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%
Interest-only	449,437	1.36	1.43	0.5%	8.9%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2025 and December 31, 2024 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	March 31, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$13,056	$78,471	$222,488	$287,093	$601,108
Subordinated	297	85,223	133,978	158,087	377,585
Interest-only	169	29,169	49,252	2,557	81,147
Agency RMBS
Pass-through	—	—	126,245	23,252	149,497
CMO	—	—	449,446	—	449,446
Interest-only	3,838	12,014	—	—	15,852
Agency CMBS
Project loans	—	—	—	35,002	35,002
Interest-only	10	5,551	977	—	6,538
Total fair value	$17,370	$210,428	$982,386	$505,991	$1,716,175
Amortized cost
Non-Agency RMBS
Senior	$12,056	$79,310	$174,713	$208,150	$474,229
Subordinated	606	80,327	136,268	168,119	385,319
Interest-only	15,094	65,914	66,173	4,368	151,549
Agency RMBS
Pass-through	—	—	—	150,228	150,228
CMO	—	—	60,913	389,931	450,844
Interest-only	3,938	15,329	—	—	19,267
Agency CMBS
Project loans	—	—	—	41,494	41,494
Interest-only	189	5,706	—	—	5,895
Total amortized cost	$31,884	$246,585	$438,067	$962,290	$1,678,825

	December 31, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,171	$66,384	$251,104	$280,834	$614,493
Subordinated	494	81,838	132,286	161,723	376,341
Interest-only	171	25,717	44,751	2,696	73,335
Agency RMBS
CMO	—	—	62,156	399,500	461,656
Interest-only	4,708	12,076	—	—	16,784
Agency CMBS
Project loans	—	—	—	34,370	34,370
Interest-only	17	6,391	—	—	6,408
Total fair value	$21,561	$192,406	$490,297	$879,123	$1,583,387
Amortized cost
Non-Agency RMBS
Senior	$13,760	$60,686	$204,530	$202,156	$481,132
Subordinated	784	77,210	135,147	173,859	387,000
Interest-only	18,060	61,959	68,306	5,246	153,571
Agency RMBS
CMO	—	—	62,050	402,472	464,522
Interest-only	6,101	13,493	—	—	19,594
Agency CMBS
Project loans	—	—	—	41,502	41,502
Interest-only	189	5,945	—	—	6,134
Total amortized cost	$38,895	$219,293	$470,032	$825,235	$1,553,455

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at March 31, 2025 and December 31, 2024. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

March 31, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	4.1%	1.5%	2.5%	1.3%	3.1%	0.6%	13.0%

December 31, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	4.3%	1.5%	2.5%	1.4%	2.9%	0.6%	13.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
Weighted average maturity (years)		17.3		17.5
Weighted average amortized loan to value (1)		55.7%		56.1%
Weighted average FICO (2)		706		706
Weighted average loan balance (in thousands)		$245		$247
Weighted average percentage owner-occupied		67.7%		67.6%
Weighted average percentage single family residence		60.3%		60.3%
Weighted average current credit enhancement		1.3%		1.3%
Weighted average geographic concentration of top four states	CA	32.9%	CA	32.9%
	NY	11.9%	NY	11.8%
	FL	7.6%	FL	7.6%
	NJ	4.7%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2025 and December 31, 2024.

Origination Year	March 31, 2025	December 31, 2024
2003 and prior	1.0%	0.9%
2004	0.7%	0.7%
2005	6.4%	7.0%
2006	39.5%	39.0%
2007	29.4%	29.4%
2008 and later	23.0%	23.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2025 and 2024 are as follows:

	For the Quarters Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
Proceeds from sales:
Agency CMBS	—	34,672
Gross realized losses:
Agency CMBS	—	(3,750)
Net realized gain (loss)	$—	$(3,750)

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

At March 31, 2025 and December 31, 2024, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $11.1 billion and $11.4 billion as of March 31, 2025 and December 31, 2024, respectively. The total unpaid principal balance of the Company's Loans held for investment was $11.3 billion and $11.7 billion as of March 31, 2025 and December 31, 2024, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2025 and December 31, 2024:

	For the Quarter Ended	For the Year Ended
	March 31, 2025	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$11,196,678	$11,397,046
Purchases	38,470	1,062,699
Principal paydowns	(347,749)	(1,309,843)
Sales and settlements	(53,090)	(116,652)
Net periodic accretion (amortization)	(2,399)	(39,236)
Change in fair value	151,930	202,664
Balance, end of period	$10,983,840	$11,196,678

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2025 and the year ended December 31, 2024, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	March 31, 2025	December 31, 2024
2002 and prior	4.9%	5.0%
2003	4.4%	4.4%
2004	8.3%	8.2%
2005	14.3%	14.1%
2006	18.2%	18.0%
2007	20.1%	20.9%
2008	6.0%	6.8%
2009	1.4%	1.7%
2010 and later	22.4%	20.9%
Total	100.0%	100.0%
The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Number of loans		102,392		103,571
Weighted average maturity (years)		20.52		20.4
Weighted average loan to value (1)		78.7%		78.4%
Weighted average FICO		670		667
Weighted average loan balance (in thousands)		$110		$108
Weighted average percentage owner occupied		82.5%		85.0%
Weighted average percentage single family residence		77.4%		77.4%
Weighted average geographic concentration of top five states	CA	15.9%	CA	15.5%
	FL	8.9%	FL	8.8%
	NY	8.7%	NY	8.7%
	NJ	4.3%	PA	4.3%
	PA	4.3%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at March 31, 2025 and December 31, 2024, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
March 31, 2025	$708,565	$232,938	$254,573	$193,934	$315,528	$37,369	$1,742,907	$11,292,225
% of Unpaid Principal Balance	6.3%	2.1%	2.3%	1.7%	2.8%	0.3%	15.5%

December 31, 2024	$733,298	$233,982	$294,078	$177,592	$300,575	$36,811	$1,776,336	$11,659,420
% of Unpaid Principal Balance	6.3%	2.0%	2.5%	1.5%	2.6%	0.3%	15.2%

The fair value of residential mortgage loans 90 days or more past due was $615 million and $595 million as of March 31, 2025 and December 31, 2024, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At March 31, 2025, three investment holdings with internally developed fair values of $15 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $3 million higher than the third-party prices provided of $12 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at March 31, 2025 in excess of the thresholds for the period. At December 31, 2024, six investment holdings with internally developed fair values of $37 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $6 million higher than the third-party prices provided of $31 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the thresholds for the period.

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
Loans consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and investor loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and investor loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors that would impact the value of a loan. These loan factors include loan coupon, FICO, loan-to-value ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan coupon rate as compared to coupon rates currently available in the market and delinquency history.

The Company also monitors market activity to identify trades that may be used to compare internally developed prices. However, as the portfolio of loans held at fair value is a seasoned reperforming pool of residential mortgage loans, comparable loan pools are not common or directly comparable. There are limited transactions in the marketplace to develop a comprehensive direct range of values.

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

At March 31, 2025, one loan pool with an internally developed fair value of $211 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $17 million higher than the third-party price provided of $194 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at March 31, 2025 in excess of the threshold for the period. At December 31, 2024, four loan pools with internally developed fair values of $440 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $28 million higher on a net basis than the third-party prices provided of $412 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $287 million and $338 million as of March 31, 2025 and December 31, 2024, respectively.

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

At March 31, 2025, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3.0 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $303 thousand higher than the third-party price provided of $2.7 million. After review and discussion, the Company affirmed and valued the securitized debt position at the higher internally developed price. No other differences were noted at March 31, 2025 in excess of the threshold for the period. At

December 31, 2024, two securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3.2 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $355 thousand higher on a net basis than the third-party prices provided of $2.9 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of March 31, 2025 and December 31, 2024, respectively:

	March 31, 2025		December 31, 2024
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$13,424	$12,546	$14,163	$13,036
Subordinated	478,222	274,565	483,136	274,435
Interest-only	2,589,059	81,147	2,644,741	73,335
Agency RMBS
Pass-through	149,420	149,497	—	—
CMO	451,023	449,448	464,640	461,658
Interest-only	379,113	15,852	380,311	16,784
Agency CMBS
Project loans	40,875	35,002	40,882	34,370
Interest-only	294,363	6,538	449,437	6,408
Loans held for investment, at fair value	11,292,225	10,983,840	11,659,420	11,196,678
Liabilities (1):
Secured Financing Agreements, at fair value	332,346	320,730	337,245	319,456
Securitized debt at fair value, collateralized by Loans held for investment	7,767,291	7,198,089	7,570,721	6,984,495

1) The Company recorded $1.1 million unrealized loss for contingent earn-out liability as of March 31, 2025, the contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statement of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statement of Operations for the quarters ended March 31, 2025 and 2024:

	For the Quarters Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$226	$197
Subordinated	1,283	3,304
Interest-only	9,835	(8,654)
Agency RMBS
Pass-through	(731)	—
CMO	1,467	—
Interest-only	(604)	(409)
Agency CMBS
Project loans	639	3,075
Interest-only	369	(455)
Loans held for investment, at fair value	151,931	74,026
Liabilities: (1)
Secured Financing Agreements, at fair value	(6,174)	7,024
Securitized debt at fair value, collateralized by Loans held for investment	(28,247)	(1,343)
1) The Company recorded $1.1 million unrealized loss for contingent earn-out liability as of March 31, 2025, the contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statement of Financial Condition.

Derivatives

Interest Rate Swaps and Swaptions

The Company uses clearing exchange market prices to determine the fair value of its exchange cleared interest rate swaps. For bilateral swaps, the Company determines the fair value based on the net present value of expected future cash flows on the swap. The Company uses an option pricing model to determine the fair value of its swaptions. For bilateral swaps and swaptions, the Company compares its own estimate of fair value with counterparty prices to evaluate for reasonableness. Both the clearing exchange and counter-party pricing quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps and swaptions as Level 2 inputs in the fair value hierarchy.

Treasury Futures

The fair value of Treasury futures is determined by quoted market prices in an active market. The Company has classified the characteristics used to determine the fair value of Treasury futures as Level 1 inputs in the fair value hierarchy.

Swap Futures

The fair value of Swap futures is determined using quoted settlement prices published by the ERIS Secured Overnight Financing Rate, which reflect observable market data for standardized CME-cleared contracts. The Company has classified the characteristics used to determine the fair value of Swap futures as Level 2 inputs in the fair value hierarchy.

Interest rate caps

The fair value of Interest rate caps is determined using a discounted cash flow approach that considers the difference between the forward curve of the reference rate and the cap's strike rate. The expected future cash flows from each caplet are calculated and discounted to present value using observable market interest rates. The discounted cashflows contemplate both an intrinsic value based upon the strike rate in reference to the market reference rate as well as a time value based upon the implied volatility of the market reference rate forward curve projection. This valuation is based on market inputs and is classified as Level 2 in the fair value hierarchy.

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

Secured Financing Agreements, at fair value

Fair value for certain secured financing agreements that are carried at fair value with changes in fair value reported in earnings are valued at the price that the Company would pay to transfer the liability to a market participant at the reporting date in an orderly transaction. The Company evaluates recent trades of financial liabilities made by the Company, which includes an element of non-performance risk, as well as changes in market interest rates to determine the fair value of the secured financing agreements. The primary factor in determining the fair value is the change in market interest rates from the transaction date of the secured financing agreements and the reporting date. As these rates are observable, the secured financing agreements are reported as Level 2 inputs in the fair value hierarchy.

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

Equity Method Investments

The Company has made investments in entities or funds. For these investments where the Company has a non-controlling interest; but are deemed to be able to exert significant influence over the affairs of these entities or funds, the Company utilizes the equity method of accounting. These investments are not carried at fair value. The carrying value of the Company's equity method investments is determined using cost accumulation method. The Company adjusts the carrying value of its equity method investments for its share of earnings or losses, dividends or return of capital on a quarterly basis. The fair value of equity method investments is based on the fund valuation received from the manager of the fund. The Company has classified the characteristics used to determine the fair value of equity method investments as Level 3 inputs in the fair value hierarchy. The equity method investments are included in Other assets on the Consolidated Statement of Financial Condition.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2025 and December 31, 2024 are presented below.

	March 31, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,059,840	$—	$1,059,840
Agency MBS, at fair value	—	656,335	—	—	656,335
Loans held for investment, at fair value	—	286,697	10,697,143	—	10,983,840
Derivatives, at fair value	—	8,518	—	(8,518)	—

Liabilities:
Secured Financing Agreement, at fair value	—	320,730	—	—	320,730
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,198,089	—	7,198,089
Derivatives, at fair value	—	240	—	—	240

	December 31, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,064,169	$—	$1,064,169
Agency MBS, at fair value	—	519,218	—	—	519,218
Loans held for investment, at fair value	—	337,833	10,858,845	—	11,196,678
Derivatives, at fair value	117	7,146	—	(7,146)	117

Liabilities:
Secured Financing Agreement, at fair value	—	319,456	—	—	319,456
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,984,495	—	6,984,495
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2025 and December 31, 2024.

Fair Value Level 3 Rollforward - Assets
	For the Quarter Ended		For the Year Ended
	March 31, 2025		December 31, 2024
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,064,169	$10,858,845	$1,043,806	$11,125,052
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Purchases of assets	454	(21,428)	97,646	759,900
Principal payments	(16,604)	(288,720)	(74,091)	(1,184,167)
Sales and Settlements	—	(1,782)	—	(3,441)
Net accretion (amortization)	5,543	(1,700)	34,267	(39,490)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(3,387)	—	(9,869)	—
Realized gains (losses) on sales and settlements	—	—	—	—
Net unrealized gains (losses) included in income	11,344	151,927	(1,391)	200,991
Gains (losses) included in other comprehensive income	(1,679)	—	(26,199)	—
Ending balance Level 3	$1,059,840	$10,697,143	$1,064,169	$10,858,845

Fair Value Level 3 Rollforward - Liabilities
	For the Quarter Ended	For the Year Ended
	March 31, 2025	December 31, 2024
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$6,984,495	$7,601,881
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	780,166	340,096
Principal payments	(284,776)	(1,170,579)
Sales and Settlements	(316,078)	—
Net (accretion) amortization	3,913	17,039
(Gains) losses included in net income
Realized (gains) losses on sales and settlements	2,122	—
Net unrealized (gains) losses included in income	28,246	196,058
Gains (losses) included in other comprehensive income	—	—
Ending balance Level 3	$7,198,089	$6,984,495

There were no transfers in or out from Level 3 during the quarter ended March 31, 2025 and the year ended December 31, 2024, respectively.

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

Loss Severity

Loss severity rates reflect the amount of loss expected from a foreclosure and liquidation of the underlying collateral in the mortgage loan pool. When a mortgage loan is foreclosed, the collateral is sold and the resulting proceeds are used to settle the outstanding obligation. In many circumstances, the proceeds from the sale do not fully repay the outstanding obligation. In these cases, a loss is incurred by the lender. Loss severity is used to predict how costly future losses are likely to be. An increase in loss severity results in a decrease in expected future cash flows. A decrease in loss severity results in an increase in expected future cash flows.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2025 and December 31, 2024 follows. The weighted average discount rates are based on fair value.

	March 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-12%	6.3%	6%-18%	6.6%	0%-16%	1.2%	25%-86%	30.5%
Subordinated	0%-15%	8.4%	6%-22%	8.4%	0%-3%	0.7%	25%-50%	32.1%
Interest-only	9%-100%	10.7%	6%-25%	6.8%	0%-13%	0.9%	0%-89%	28.1%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% -10%	6.6%	6% -20%	6.6%	0% -13%	1.2%	25% -86%	30.0%
Subordinated	0% -15%	8.5%	6% -20%	8.1%	0% -3%	0.7%	25% -50%	33.1%
Interest-only	9% -100%	11.8%	6% -25%	7.0%	0% -7%	0.9%	0% -83%	29.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of March 31, 2025 and December 31, 2024 follows:

	March 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.0%	6%-15%	7.7%	0%-4%	0.5%	20%-50%	34.3%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.0%	6%-15%	7.5%	0%-5%	0.6%	20%-55%	35.5%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of March 31, 2025 and December 31, 2024, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of March 31, 2025 and December 31, 2024 follows:

	March 31, 2025	December 31, 2024
Factor:
Coupon
Base Rate	5.8%	6.2%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	668	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	78%	78%

Loan Characteristics:
Occupancy
Owner Occupied	84%	86%
Investor	11%	9%
Secondary	5%	5%
Property Type
Single family	77%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	20%	19%

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

Property types also affect the overall loan values. Property types include single family, manufactured housing and multi-family/mixed use and other types of properties. Single family homes represent properties that house one to four family units. Manufactured homes include mobile homes and modular homes. Loan value for properties that are investor or secondary homes have a reduced value as compared to the baseline loan value. Additionally, single family homes will result in an increase to the loan value, whereas manufactured and multi-family/mixed use and other properties will result in a decrease to the loan value, as compared to the baseline.

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

	March 31, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$63,509	$63,509
Secured financing agreements	2	2,673,460	2,702,473
Securitized debt, collateralized by Non-Agency RMBS	3	69,990	49,020
Long term debt	2	134,928	140,234
(1) Included in other assets on the Consolidated Statements of Financial Condition

	December 31, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$63,947	$63,947
Secured financing agreements	2	2,504,915	2,534,652
Securitized debt, collateralized by Non-Agency RMBS	3	71,247	49,022
Long term debt	2	134,646	140,563
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

At March 31, 2025 and December 31, 2024, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The long-term financing agreements include secured financing arrangements with an original term of one year or greater which is secured by Non-Agency RMBS pledged as collateral. These long-term secured financing agreements have a maturity date of February 2027. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from three months to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At March 31, 2025 and December 31, 2024, the Company has $915 million and $853 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At March 31, 2025 and December 31, 2024, the Company has $504 million and $512 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At March 31, 2025 and December 31, 2024, the Company pledged $11 million and $17 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At March 31, 2025, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.0%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 25.6%. At December 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 26.0%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of March 31, 2025.

At March 31, 2025, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 19% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 373 days. The amount at risk with Nomura was $502 million. At December 31, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 20% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of March 31, 2025 and December 31, 2024 were:

	March 31, 2025	December 31, 2024
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$482,907	$402,644
Agency CMBS (in thousands)	30,542	29,123
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,492,357	2,410,393
Total:	$3,005,806	$2,842,160

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$507,117	$423,768
Agency CMBS (in thousands)	29,314	29,146
Non-Agency RMBS and Loans held for investment (in thousands)	3,685,796	3,633,183
Total:	$4,222,227	$4,086,097

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$396,246	$540,735
Agency CMBS (in thousands)	29,972	35,555
Non-Agency RMBS and Loans held for investment (in thousands)	2,476,388	2,370,931
Total:	$2,902,606	$2,947,221

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	4.52%	4.83%
Agency CMBS	4.48%	4.77%
Non-Agency RMBS and Loans held for investment	6.57%	6.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	26 Days	16 Days
Agency CMBS	7 Days	8 Days
Non-Agency RMBS and Loans held for investment	356 Days	237 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	39 Days	43 Days
Agency CMBS	31 Days	33 Days
Non-Agency RMBS and Loans held for investment	381 Days	267 Days
(1) The values for secured financing agreements in the table above is net of $1 million of deferred financing costs as of March 31, 2025.

At March 31, 2025 and December 31, 2024, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	March 31, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	NA	$—	N/A	NA
1 to 29 days	704,233	5.21%	4.46% - 7.20%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	469,914	6.23%	5.04% - 6.80%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	219,973	5.29%	4.72% - 5.65%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	70,769	5.25%	5.25% - 5.25%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	156,424	5.75%	5.24% - 6.54%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	469,938	6.70%	5.61% - 7.47%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	582,209	8.31%	8.15% - 8.57%	—	N/A	N/A
2 to 3 years	332,346	5.01%	5.01% - 6.09%	337,245	5.02%	5.02% - 5.02%
Total	$3,005,806	6.22%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $1 million of deferred financing costs as of March 31, 2025.

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2025 and December 31, 2024 was $332 million and $337 million, respectively. The fair value of collateral pledged was $383 million and $383 million as of March 31, 2025 and December 31, 2024, respectively. The Company carries this secured financing instrument at fair value of $321 million and $319 million as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At March 31, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At March 31, 2025, the maturity on the secured financing agreements at fair value was two years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At March 31, 2025 and December 31, 2024, the debt carried a weighted average coupon of 6.7%. As of March 31, 2025, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2025 and 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$—	$—
One to Three Years	—	13
Three to Five Years	—	—
Greater Than Five Years	13	13
Total	$13	$26

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

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.8 billion and $7.6 billion, respectively. At March 31, 2025 and December 31, 2024, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.6% and 3.5%, respectively. As of March 31, 2025, the maturities of the debt range between the years 2038 and 2099.

During the quarter ended March 31, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million. This transaction resulted in net gain on extinguishment of debt of $2 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter ended March 31, 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at March 31, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$1,276,348	$1,288,028
One to Three Years	2,127,097	2,091,147
Three to Five Years	1,991,391	1,937,868
Greater Than Five Years	2,371,815	2,253,020
Total	$7,766,651	$7,570,063

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of March 31, 2025, excluding any debt issued by the Company where the Company only has a clean-up call.

March 31, 2025
(dollars in thousands)
Year	Principal
Currently callable	$4,321,351
2025	319,820
2026	671,463
2027	1,106,523
2028	821,445
Total	$7,240,601

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

At March 31, 2025, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At March 31, 2025, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $3 million for the quarter ended March 31, 2025. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029 and August 2029 for 9.00% Notes and 9.25% Notes, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter ended March 31, 2025, the Company consolidated approximately $934 million unpaid principal balance of seasoned reperforming residential mortgage loans. During the quarter ended March 31, 2024, the Company did not securitize any residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$224,670	$229,343
Loans held for investment, at fair value	9,832,227	9,671,731
Accrued interest receivable	49,962	50,305
Other assets	23,435	18,715
Total Assets:	$10,130,294	$9,970,094

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$69,990	$71,247
Securitized debt at fair value, collateralized by Loans held for investment	6,895,501	6,671,471
Accrued interest payable	23,340	21,803
Other liabilities	1,541	1,984
Total Liabilities:	$6,990,372	$6,766,505
(1) March 31, 2025 and December 31, 2024 balances includes allowance for credit losses of $11 million and $10 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	March 31, 2025	March 31, 2024	December 31, 2024
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$144,402	$146,917	$142,921
Interest expense, Non-recourse liabilities of VIEs	69,651	73,123	70,083
Net interest income	$74,751	$73,794	$72,837

Increase (decrease) in provision for credit losses	$1,147	$(951)	$(1,904)

Servicing fees	$6,170	$6,865	$26,964

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

The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2025, ranged from less than $1 million to $21 million with an aggregate amount of $835 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2024, ranged from less than $1 million to $21 million, with an aggregate amount of $835 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $820 million and $830 million and at March 31, 2025 and December 31, 2024, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Derivative Instruments

In connection with the Company’s interest rate risk strategy, the Company may economically hedge a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, U.S. Treasury futures, Swap futures and Interest rate caps. Swaps are used to lock in a fixed rate related to a portion of the Company's current and anticipated payments on secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company’s swaptions are not centrally cleared. U.S. Treasury futures are derivatives that track the prices of generic benchmark U.S. Treasury securities with identical maturity and are traded on an active exchange. It is generally the Company’s policy to close out any U.S. Treasury futures positions prior to delivering the underlying security. U.S. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. Swap futures are exchange-traded contracts that mirror the economics of an interest rate swap, where one party pays a fixed rate and the other pays a floating rate based on the SOFR. Swap futures are marked-to-market daily, with prices published by the CME Group. Interest rate caps are used to protect against undesirable movement in a floating interest rate related to a portion of the Company’s current and anticipated payments on secured financing arrangements. Interest rate caps act as a hedge against rising floating interest rates, with the Company purchasing Interest rate caps for a set term and defined strike rate relative to a market reference rate such as SOFR.

The Company’s derivatives are recorded as either assets or liabilities on the Consolidated Statements of Financial Condition and measured at fair value. These derivative financial instrument contracts are not designated as hedges for GAAP; therefore, all changes in fair value are recognized in earnings. The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net the counterparty.

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

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2025 was 3.53% and the weighted average receive rate was 4.41%. At March 31, 2025, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The Company had no swap terminations during the quarters ended March 31, 2025 and 2024.

During the quarter ended March 31, 2025, the Company exercised its one swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate. During the quarter ended March 31, 2024, the Company exercised its two swaption contracts with $1.0 billion notional and entered into two one-year swaps with $1.0 billion notional with a weighted average 3.46% fixed pay rate.

During the year ended December 31, 2024, the Company exercised its three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the quarter ended March 31, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand. The Company did not have any Treasury futures contract positions or activity during the quarter ended March 31, 2024. The Company was short 1,000 two-year U.S. Treasury futures contract at December 31, 2024.

During the quarter ended March 31, 2025, the Company entered into short positions on Swap future contracts. The Company is short 400 10-year SOFR Swap future contracts, 900 two-year SOFR Swap future contracts and 250 five-year SOFR Swap future contracts. The net par equivalent pay fixed rate on the Company's Swap futures at March 31, 2025 was 3.84% and the weighted average receive rate was 4.41%. At March 31, 2024 Company held no Swap future contracts.

During the quarter ended March 31, 2025, the Company entered into an Interest rate cap. The Company paid $7 million for a two year Interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At March 31, 2024, the Company held no Interest rate caps.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 15 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2025 and December 31, 2024.

		March 31, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$2,000,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Swap futures	155,000	Derivatives, at fair value	—	Derivatives, at fair value	(240)
Swaptions	—	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	—	Derivatives, at fair value	—	Derivatives, at fair value	—
Interest Rate Cap	$1,000,000	Derivatives, at fair value	—	Derivatives, at fair value	—
Total	$3,155,000		$—		$(240)

		December 31, 2024
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,500,000	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	500,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
U.S. Treasury futures	200,000	Derivatives, at fair value, net	117	Derivatives, at fair value, net	—
Total	$2,200,000		$117		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended March 31, 2025 and 2024 is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2025	March 31, 2024
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$(3,870)	$3,679
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	—	—
Interest Rate Swaps	Periodic interest on derivatives, net	4,088	5,476
Swap futures	Net unrealized gains (losses) on derivatives	(240)	—
Swap futures	Net realized gains (losses) on derivatives	—	—
Swap futures	Periodic interest on derivatives, net	47	—
Treasury futures	Net unrealized gains (losses) on derivatives	(117)	—
Treasury futures	Net realized gains (losses) on derivatives	82	—
Swaptions	Net unrealized gains (losses) on derivatives	—	1,510
Swaptions	Net realized gains (losses) on derivatives	—	—
Interest Rate Cap	Net unrealized gains (losses) on derivatives	(2,242)	—
Interest Rate Cap	Net realized gains (losses) on derivatives	—	—
Total		$(2,252)	$10,665

When the Company enters into derivative contracts, they are typically subject to International Swaps and Derivatives Association Master Agreements or other similar agreements which may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the NYSE. Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value.

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2025 and 2024.

The Company declared dividends to Series B preferred stockholders of $8 million, or $0.65 per preferred share, during the quarter ended March 31, 2025. The Company declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarter ended March 31, 2024.

The Company declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share, during the quarters ended March 31, 2025 and 2024.

The Company declared dividends to Series D preferred stockholders of $5 million, or $0.62 per preferred share, during the quarter ended March 31, 2025. The Company declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarter ended March 31, 2024.

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

Common Stock

In January 2024, the Company's Board of Directors updated the authorization of the Company’s share repurchase program (the “Share Repurchase Program”) to include the Company's preferred stock and increased the authorization by $33 million back up to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any of its common stock during the quarters ended March 31, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of March 31, 2025.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters ended March 31, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of March 31, 2025.

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

During the quarter ended March 31, 2025, the Company declared dividends to common shareholders of $30 million or $0.37 per share. During the quarter ended March 31, 2024, the Company declared dividends to common shareholders of $27 million or $0.33 per share.

Earnings per Share (EPS)

EPS for the quarters ended March 31, 2025 and 2024 are computed as follows:

	For the Quarters Ended
	March 31, 2025	March 31, 2024
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$145,940	$111,016
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$145,940	$111,016

Denominator:
Weighted average basic shares	81,350,497	81,239,381
Effect of dilutive securities	1,043,721	478,834
Weighted average dilutive shares	82,394,218	81,718,214

Net income (loss) per average share attributable to common stockholders - Basic	$1.79	$1.37
Net income (loss) per average share attributable to common stockholders - Diluted	$1.77	$1.36

There were no anti-dilutive shares as of quarters ended March 31, 2025 and 2024.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2025 and 2024:

	March 31, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(1,679)	(1,679)
Amounts reclassified from AOCI	—	—
Net current period OCI	(1,679)	(1,679)
Balance as of March 31, 2025	$157,770	$157,770

	March 31, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(221)	(221)
Amounts reclassified from AOCI	—	—
Net current period OCI	(221)	(221)
Balance as of March 31, 2024	$185,447	$185,447

There were no amounts reclassified from AOCI during the quarters ended March 31, 2025 and 2024.

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

As of March 31, 2025, approximately 6 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company approved irrevocably terminating the Executive Officer Plan and suspending new deferral elections under the Director Plan. The Executive Officer Plan will be liquidated on November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date will be paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At March 31, 2025 and December 31, 2024, there are approximately 154 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At March 31, 2025 and December 31, 2024, there are approximately 233 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2025 and 2024, the Company granted RSU awards to senior management and employees. These RSU awards are designed to reward senior management and employees of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. The Company granted 304 thousand RSU awards during the three months ended March 31, 2025 with a grant date fair value of $4 million for the 2025 performance year. The Company granted 179 thousand RSU awards during the three months ended March 31, 2024 with a grant date fair value of $3 million for the 2024 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the three months ended March 31, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the three months ended March 31, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the three months ended March 31, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the three months ended March 31, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock-based compensation expense of $4 million for the three months ended March 31, 2025. The Company recognized stock-based compensation expense of $3 million for the three months ended March 31, 2024.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $23,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the three months ended March 31, 2025 and 2024 was $239 thousand and $150 thousand, respectively.

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

The Company recorded current income tax expense of $1.8 million and $8 thousand for the quarters ended March 31, 2025 and March 31, 2024, respectively.

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,994,191)	$—	$(2,994,191)	$4,222,227	$10,604	$1,238,640
Interest rate swaps - Gross Assets	3,276	(3,276)	—	—	—	—
Interest rate swaps - Gross Liabilities	—	—	—	—	(17,255)	(17,255)
Swap futures - Gross Assets	—	—	—	—	1,568	1,568
Swap futures - Gross Liabilities	(240)	—	(240)	—	—	(240)
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	—	—	—	—	—	—
Interest rate cap - Gross Assets	5,242	(5,242)	—	—	(438)	(438)
Interest rate cap - Gross Liabilities	—	—	—	—	—	—
Total	$(2,985,913)	$(8,518)	$(2,994,431)	$4,222,227	$(5,521)	$1,222,275
(1) Included in other assets

	December 31, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,824,371)	$—	$(2,824,371)	$4,086,097	$17,340	$1,279,066
Interest Rate Swaps - Gross Assets	3,754	(3,754)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	—	—	—	—	(13,486)	(13,486)
Treasury Futures - Gross Assets	117	—	117	—	—	117
Treasury Futures - Gross Liabilities	—	—	—	—	1,098	1,098
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	3,391	(3,391)	—	—	(399)	(399)
Total	$(2,817,109)	$(7,145)	$(2,824,254)	$4,086,097	$4,554	$1,266,396
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

17. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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
•changes in our industry, the general economy or geopolitical conditions (such as the recent tensions in international trade);
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

Executive Summary

We are a publicly traded REIT that is primarily engaged in the business of investing for itself and for unrelated third parties through its investment management and advisory services in a diversified portfolio of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose and investor loans, including RTLs, and other real estate-related assets such as Agency CMBS. Our investments may be direct or indirect, including through one or more limited partnerships managed by a registered investment advisor. We may make other similar investments as well as invest in entities that originate or service mortgage loans. The MBS and other real estate-related securities we purchase may include investment-grade, non-investment grade, and non-rated classes. We use leverage to increase potential returns from our investments. Our principal business objective is to provide attractive risk-adjusted returns through the generation of distributable income and through asset performance linked to mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We currently focus our investment activities primarily on acquiring residential mortgage loans. In addition, we acquire and own Non-Agency RMBS and Agency MBS. At March 31, 2025, based on the fair value of our interest earning assets, approximately 87% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 5% of our investment portfolio was Agency MBS. At December 31, 2024, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 4% of our investment portfolio was Agency MBS.

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

Our investment strategy is intended to take advantage of opportunities in the current interest rate and credit environment. We adjust our strategy in response to changing market conditions by shifting our asset allocations across various asset classes as interest rate and credit cycles change over time. We believe that our strategy will enhance our ability to pay dividends on our common shares throughout changing market cycles. We expect to take into consideration the long-term trends in the value of our assets and liabilities in assessing our investment strategy.

In the first quarter of 2025, U.S. investors attempted to acclimate to the new administration’s policy shifts aimed at immigration reform, restructuring trade partnerships, and reducing federal government inefficiencies. Volatility fluctuated within a moderate range during the quarter as markets sought to interpret the administration’s messaging, with equity and fixed income volatility rising between the last part of February through early March, only to retreat going into quarter end.

With this backdrop, we continue to approach portfolio management in a disciplined manner and are expecting to operate in an uncertain environment defined in part by higher interest rates and increased rate volatility for the foreseeable future. As a result, we took a number of actions during the quarter that put us in a well-balanced position. In summary, as noted above we,

◦Increased our liquidity by executing on our re-lever strategy, including through two resecuritizations CIM 2025-R1 and CIM 2025-NR1, and raising approximately $187 million in cash with a weighted average cost of 5.84%.
◦Executed on a new $288 million securitization, CIM 2025-I1.
◦Invested $149 million in Agency Pass-throughs, while expanding our Agency security liquidity bucket.
◦Generated $9 million revenue from investment management and advisory services.
◦Successfully executed on the re-financing of two maturing non-MTM financing facilities totaling $587 million.
◦Added a 2-year $1 billion SOFR Interest rate cap, converted a $500 million notional swaption into a swap, and added $155 million Swap futures.

Market Conditions and our Strategy

Interest Rates

During the first quarter, the market began to adjust expectations with respect to the potential for increased inflation and slowing economic growth due to the administration’s stated policy initiatives (e.g. tariffs and trade) and actions (e.g. federal government staff reductions and illegal immigrant deportation activity). As of March 2025, the Consumer Price Index ("CPI") rose by 2.4% year-over-year, with a 0.1% month-over-month decline, indicating a cooling trend. Core CPI, excluding food and energy, increased by 2.8%, marking the smallest rise since March 2021. Since quarter end, the implementation of extensive tariffs has raised concerns about a potential stagflationary environment. Many economists have increased the estimated risk of a recession to be 45%, with expectations of reduced GDP growth and heightened inflation. The Federal Reserve maintained its target range between 4.25% and 4.5% during its March meeting, citing persistent inflation above the 2% target and heightened uncertainty due to new tariffs and global economic conditions.

The yields on two-year and ten-year U.S. Treasury notes each declined by thirty six basis points during the quarter reflecting investor concerns about potential economic slowdown. Since April 2, interest rate volatility increased alongside the ten-year U.S. Treasury which has traded in a 50 basis point range, highlighting concerns with respect to the effects of policy execution.

Credit Spreads

Spreads on most credit products were wider throughout the first quarter. In Securitized Products spreads, the credit curve flattened, with yield hungry buyers providing substantial demand for mezzanine bonds which outperformed relative to their more senior parts of the capital structure.

Residential credit performance continued to remain strong in the first quarter of 2025, driven by robust fundamentals given by low defaults, rising home prices and record levels of homeowners’ equity. Mortgage loan yields tightened across Non-QM and jumbo products during the quarter between 25 and 50 basis points. Securitized product spreads, however, were wider across securitizations backed by Non-QM and RPL collateral. Non-investment grade corporate bond spreads and yields were also wider during the quarter, while investment grade yields were tighter by approximately 18 basis points in the quarter.

Housing Market

The spread between 30-year fixed mortgage rates and 10-year U.S. Treasury yields experienced notable fluctuations influenced by economic uncertainty and policy changes. The spread narrowed by fifteen basis points to 256 basis points over the 10-year Treasury in the first quarter. While mortgage rates decreased in early 2025, elevated credit spreads suggest that borrowing costs remained high compared to historical norms. Economic factors, including inflation concerns and policy uncertainties, contributed to this environment.

Home prices continued to rise modestly, with national year-over-year growth reported at approximately 3.9% as of February 2025.Despite modest price growth, elevated mortgage rates and high absolute levels of home prices continued to present affordability headwinds for would be homebuyers. In 97% of U.S. counties, median-priced homes were less affordable compared to historical averages. High mortgage rates and economic uncertainties led to cautious buyer behavior. Pending home sales in February dropped 3.6% year-over-year, indicating a slowdown in market activity.

The U.S. continued to face a significant housing shortage, estimated at 4.5 million homes. Tariffs on imported building materials may increase construction costs, adding to the already high cost of a new home. This, coupled with labor shortages and regulatory hurdles, continued to constrain new housing development so far this year.

Q1 2025 Business Highlights

Liquidity Enhancement Activity during the 1st quarter 2025

During the first quarter of 2025, we continued to seek to optimize our liabilities through securitization, enabling us to have long-term non-MTM financing on our residential mortgage loans. During the quarter, we exited a maturing $104 million non-MTM secured facility and separately entered into a new non-MTM secured facility with a principal amount of $167 million that will mature in 18 months in January 2027. The interest rate on the new facility was 412.5 basis points lower than the maturing facility.

In addition, we extended a maturing $407 million non-MTM secured facility by an additional 24 months to February 2027. The old facility had a spread of 375 basis points over SOFR with a cap rate of 8.75%. The new facility has two separate terms: (i) an approximately $283 million financing facility with a fixed rate of 8.15%, and (ii) an approximately $136 million floating-rate facility at a rate of SOFR +425 basis points.

As a normal discipline of our business operation, we routinely evaluate the potential economic and portfolio benefits of exercising our redemption rights with respect to our sponsored securitizations.

We have discussed on previous earnings calls the potential to effectively alter borrowing costs and/or organically raise liquidity by tactically exercising these call rights. Through this strategy, this quarter we redeemed securities in seven outstanding CIM securitizations and sponsored two new CIM securitizations as further detailed below. The net result of these transactions enabled the company to organically generate in excess of $187 million in capital for new investments, while moderately lowering our cost of financing by 17 basis points from a weighted average cost of 6.21% from the seven terminated securitizations to a 6.04% weighted average cost on the two new securitizations. Below we describe these transactions in more detail.

On March 25, 2025, we sponsored two securitizations of residential mortgage loans with an aggregate principal balance of $646 million. The mortgage loans for both securitizations were sourced from the redemption of prior Chimera-sponsored securitizations, including CIM 2021-NR1, CIM 2021-NR2, CIM 2021-NR3, CIM 2021-NR4, CIM 2022-NR1, CIM 2023-NR1, and CIM 2023-NR2.

CIM 2025-R1 was a $392 million securitization of residential mortgage loans. The loans had a weighted average coupon of 5.74%, with weighted average FICO scores of 636, and LTV ratio of 50.80%. Securities issued by CIM 2025-R1, with an aggregate balance of approximately $333 million, were sold in a private placement to institutional investors. These senior securities represented approximately 85% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $59 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans on the earlier of (i) March 25, 2027, or (ii) when the aggregate principal amount of the offered notes is less than, or equal to, 10% of the aggregate principal amount of the offered notes as of March 25, 2025. The weighted average cost of debt on securities sold was 5.74%. Our subsidiary, PAS, is the asset manager for the securitization.

CIM 2025-NR1 was a $254 million securitization of residential mortgage loans. The loans had a weighted average coupon of 5.67%, with weighted average FICO scores of 597, and LTV ratio of 61.61%. Securities issued by CIM 2025-NR1, with an aggregate balance of approximately $184 million, were sold in a private placement to institutional investors. These senior securities represented approximately 72.50% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $70 million. We also retained an option to call the securitized mortgage loans, at the direction of the majority class B1 certificate holder, beginning on March 25, 2026. The weighted average cost of debt on securities sold was 6.59%. PAS is the asset manager for the securitization.

Secured Financing Activity during the quarter ended March 31, 2025

Our secured financing costs decreased by 26 basis points during the quarter, and our secured financing agreements (recourse liabilities) increased by a net $170 million. As of March 31, 2025, we had no outstanding warehouse financing exposure (recourse liabilities) backed by RPLs.

Securitization Activity during the quarter ended March 31, 2025

On January 31, 2025 we sponsored CIM 2025-I1, a $288 million securitization of residential mortgage investor loans. The loans had a weighted average coupon of 7.9%, with weighted average FICO scores of 748, and LTV ratio of 64%. Securities issued by CIM 2025-I1, with an aggregate balance of approximately $276 million, were sold in a private placement to institutional investors. These senior securities represented approximately 95.8% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $12 million and certain interest-only securities. We also retained an option to call the securitized mortgage loans on the earlier of (i) February 25, 2028, or (ii) when their unpaid principal balance is less than or equal to 30% of the unpaid principal balance of the securitized mortgage loans as of the cut-off date. The weighted average cost of debt on securities sold was 5.8%. The securitization is rated by Fitch and Morningstar DBRS. PAS is the asset manager for the securitization.

Asset purchases during the quarter ended March 31, 2025

Agency-issued pass-through securities – During the quarter, we purchased approximately $149 million of Pass-throughs, thereby expanding our liquidity securities bucket. These investments have added portfolio value and enable us to maintain liquidity while we seek to make future investments in residential loans and credit securities and pursue other strategic objectives.

We currently target low-to-mid teen levered returns on the Pass-throughs, and expect the levered return on this investment to exceed our cost of capital and be accretive to our earnings.

Loans - We committed to purchase $32 million of residential transition loans during the first quarter, which we anticipate will settle in the second quarter. We will utilize leverage through our warehouse facilities on these loans and expect to achieve a mid-to-high teen levered return. In addition, $100 million of RTL loans settled during the quarter, which were originally purchased in 2024 with a weighted average purchase yield of 8.68%.

Hedging transactions during the quarter ended March 31, 2025

We continue to maintain our strategy in 2025 to use interest rate hedges to help mitigate the impact of higher interest rates on our future financing costs and protect against the impact of higher interest rates eroding our earnings and dividend paying ability. Our hedging strategies are dynamic. We focused on limiting the impact of higher interest rates, while maintaining optionality for our portfolio to benefit from potential lower interest rates in the future. Over the quarter, we converted $500 million of swaptions to a pay-fixed 1-year swap with a weighted average coupon of 3.45%. In addition, $500 million of pay fixed 3.45% swaps matured.

In addition, we executed on a total of $155 million pay fixed Eris Swap futures at a weighted average par equivalent pay fixed rate of 3.84%. In addition to providing interest rate protection, these Swap futures also provide a liquidity cushion with lower margin requirements relative to cleared interest rate swaps. We also entered into a $1 billion two-year Interest rate cap with a 3.95% strike, thereby providing protection against further rate movements as existing interest rate swaps mature.

As of March 31, 2025, we maintained open interest rate hedge positions in: (i) a $500 million 3.43% pay-fixed interest rate swap maturing in April 2025, (ii) a $500 million 3.49% pay-fixed interest rate swap maturing in April 2025, (iii) a $500 million 3.76% pay-fixed interest rate swap maturing in June 2025, (iv) a $500 million 3.45% pay-fixed interest rate swap maturing in January 2026, (v) a $90 million 3.90% par rate equivalent pay-fixed 2-year Eris swap futures maturing in March 2027, (vi) a $25 million 3.71% par rate equivalent pay-fixed 5-year Eris swap futures maturing in March 2030, (vii) a $40 million 3.78% par rate equivalent pay-fixed 10-year Eris swap futures maturing in March 2035. We also have a long position in a 2-year $1 billion Interest rate cap with a strike rate of 3.95% that we executed in January 2025.

Considering the velocity and magnitude of interest rate movements, we maintain a hedging program to manage the interest rate risk for the time differential between loan purchase commitment and the closing of loans into securitization. We use a combination of various U.S. Treasury futures contracts to hedge our exposure to future financing costs. Our hedging techniques attempt to mitigate the interest rate risk but do not capture the impact of credit spread risk. As part of our ongoing securitization execution hedging strategy, we entered into $200 million of short 2-year treasury futures contracts during the fourth quarter of 2024 to hedge the securitization execution. The treasury futures contracts were terminated during the first quarter of 2025 upon closing of the CIM 2025-I1 transaction.

Palisades advisory fees

Through the Palisades Acquisition, we have started earning investment management and advisory fees. In addition, PAS was hired to provide asset management services for three securitizations issued by Chimera during the quarter and we continue to provide services to unaffiliated investors and private credit funds. Palisades’ fee-based income (both transaction and advisory fees) contributed $9 million in revenue during the quarter, while adding a new client service mandate and anticipating to add additional clients in 2025.

Operating expenses

Compensation, general, administrative, and servicing expenses were higher marginally quarter-over-quarter, when excluding imputed compensation expenses related to the Palisades Acquisition. General and administrative expenses were higher marginally when accounting for the increased costs related to the Palisades platform this quarter. Our transaction expenses were higher during the quarter as a result of costs related to securitization transactions. Lastly, the change in compensation expense for the quarter was primarily driven by the effects of the $10 million initial imputed compensation charge relating to the Palisades Acquisition during the quarter ended December 31, 2024. The first quarter balance included an increase in compensation and salary expenses related to full quarter charges related to the Palisades Acquisition headcount additions. The first quarter includes long term equity award expense acceleration due to retirement eligible employees. Please see “ – Results of Operations – Compensation, General, Administrative, and Servicing expenses” for additional quarterly information.

Strategy Outlook

As we plan for the remainder of the year, we expect continued market uncertainty and the resulting volatility. Given our liquidity position, we believe we are well positioned to take advantage of accretive investment opportunities that will arise from this volatility.

While we intend to continue to look for opportunities to acquire and securitize mortgage loans, we expect to also grow our Agency RMBS portfolio. In addition to supporting our regulatory compliance, we believe that a larger Agency RMBS portfolio will provide portfolio diversity, more stable dividends, and a source of liquidity for opportunistic asset and business acquisitions and provide protection in periods of high market volatility. We also intend to look at opportunities to acquire MSRs, which we believe will help hedge our loan portfolio, as well as provide a diverse source of income for our dividends. We continue to evaluate business acquisitions and their overall potential synergies and benefits in conjunction with, and relative to, new investment opportunities available in the open market and through organic growth.

We declared a $0.37 dividend per common share in the first quarter of 2025. Our economic return (as measured by the change in book value per common share plus common stock dividend) was 9.20% for the first quarter of 2025.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024.

Net Income (Loss)
(dollars in thousands, except share and per share data)
	For the Quarters Ended
	March 31, 2025	December 31, 2024	March 31, 2024	QoQ Change	YoY Change
Net interest income:
Interest income (1)	$190,616	$192,364	$186,574	$(1,748)	$4,042
Interest expense (2)	121,397	126,540	121,468	(5,143)	(71)
Net interest income	69,219	65,824	65,106	3,395	4,113

Increase (decrease) in provision for credit losses	3,387	4,448	1,347	(1,061)	2,040

Other income (losses):
Net unrealized gains (losses) on derivatives	(6,469)	276	5,189	(6,745)	(11,658)
Realized gains (losses) on derivatives	82	641	—	(559)	82
Periodic interest on derivatives, net	4,135	4,542	5,476	(407)	(1,341)
Net gains (losses) on derivatives	(2,252)	5,459	10,665	(7,711)	(12,917)
Investment management and advisory fees	8,936	2,710	—	6,226	8,936
Net unrealized gains (losses) on financial instruments at fair value	128,895	(181,197)	76,765	310,092	52,130
Net realized gains (losses) on sales of investments	—	(1,468)	(3,750)	1,468	3,750
Gains (losses) on extinguishment of debt	2,122	—	—	2,122	2,122
Other investment gains (losses)	(417)	2,490	4,686	(2,907)	(5,103)
Total other income (losses)	137,284	(172,005)	88,366	309,289	48,918

Other expenses:
Compensation and benefits	13,085	17,936	9,213	(4,851)	3,872
General and administrative expenses	6,907	5,597	5,720	1,310	1,185
Servicing and asset manager fees	7,431	7,328	7,663	103	(232)
Amortization of intangibles and depreciation expenses	951	321	—	630	951
Transaction expenses	5,688	4,707	67	981	5,621
Total other expenses	34,062	35,890	22,663	(1,828)	11,399
Income (loss) before income taxes	169,052	(146,520)	129,462	315,572	39,590
Income taxes	1,755	(6)	8	1,761	1,747
Net income (loss)	$167,297	$(146,514)	$129,454	$313,811	$37,843

Dividends on preferred stock	21,357	21,761	18,438	(404)	2,919

Net income (loss) available to common shareholders	$145,940	$(168,275)	$111,016	$314,215	$34,924
			—
Net income (loss) per share available to common shareholders:
Basic	$1.79	$(2.07)	$1.37	$3.86	$0.42
Diluted	$1.77	$(2.07)	$1.36	$3.81	$0.41

Weighted average number of common shares outstanding:
Basic	81,350,497	81,266,223	81,239,381	84,274	111,116
Diluted	82,394,218	81,266,223	81,718,214	1,127,995	676,004

Dividends declared per share of common stock	$0.37	$0.37	$0.33	$—	$0.04
(1) Includes interest income of consolidated VIEs of $144,402, $142,921, and $146,917 for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.
(2) Includes interest expense of consolidated VIEs of $69,651, $70,083, and $73,123 for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

See accompanying notes to consolidated financial statements.

Results of Operations for the quarters Ended March 31, 2025, December 31, 2024, and March 31, 2024.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities.

Quarter ended March 31, 2025 compared to the Quarter ended December 31, 2024

For the quarter ended March 31, 2025, our net income available to common shareholders was $146 million, or $1.79 per average basic common share, as compared to a net loss available to common shareholders of $168 million, or $2.07 per average basic common share for the quarter ended December 31, 2024. As discussed earlier, the yields on two-year and ten-year U.S. Treasury Notes declined and residential credit spreads remained relatively flat during the quarter ended March 31, 2025, which resulted in market pricing gains on our investment portfolio and increased the net income available to common shareholders. During the quarter ended March 31, 2025, we had unrealized gains on financial instruments at fair value of $129 million, net interest income of $69 million, and investment and asset management fees of $9 million, offset in part by operating expenses of $34 million and preferred stock dividend of $21 million.

The increase in net income available to common shareholders for the quarter ended March 31, 2025, as compared to the quarter ended December 31, 2024, was primarily driven by an increase in unrealized gains on financial instruments at fair value of $310 million, and an increase in net interest income of $3 million, offset in part by an increase in net losses on derivatives of $8 million.

Quarter ended March 31, 2025 compared to the Quarter ended March 31, 2024

For the quarter ended March 31, 2025, our net income available to common shareholders was $146 million, or $1.79 per average basic common share, compared to a net income of $111 million, or $1.37 per average basic common share for the quarter ended March 31, 2024. The increase in net income available to common shareholders for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024 was primarily driven by an increase in net unrealized gains on financial instruments at fair value of $52 million, and an increase in investment management and advisory fees of $9 million. This increase was offset in part by a decrease on net gains on derivatives of $13 million, an increase in transaction expense of $6 million due to higher securitization activity, and an increase in compensation expense of $4 million, due to the Palisades Acquisition during the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024.

Interest Income

Quarter ended March 31, 2025 compared to the Quarter ended December 31, 2024

Interest income decreased slightly by $1 million or 0.5%, to $191 million for the quarter ended March 31, 2025, as compared to $192 million for the quarter ended December 31, 2024. This slight decrease in our interest income during the quarter ended March 31, 2025 was primarily due to a slight decline in our average asset earning balances as compared to the quarter ended December 31, 2024.

Quarter ended March 31, 2025 compared to the Quarter ended March 31, 2024

Interest income increased by $4 million, or 2.2%, to $191 million for the quarter ended March 31, 2025 as compared to $187 million, for the quarter ended March 31, 2024. This increase was primarily driven by our Agency CMO and Agency Pass-through purchases during the period. During the quarter ended March 31, 2025, the interest income on our Agency RMBS portfolio increased by $7 million driven by these purchases as compared to the quarter ended March 31, 2024.

Interest Expense

Quarter ended March 31, 2025 compared to the Quarter ended December 31, 2024

Interest expense decreased by $5 million, or 4.1%, to $121 million for the quarter ended March 31, 2025, as compared to $127 million for the quarter ended December 31, 2024. This decrease was primarily driven by a reduction in our secured financing agreements collateralized by Agency RMBS balance of $150 million and lower borrowing costs driven by a lower federal funds rate. During the quarter ended March 31, 2025, the interest expense on secured financing agreements collateralized by Agency RMBS decreased by $3 million due to lower balances, and the interest expense on secured financing agreements collateralized by Non-Agency RMBS and Loans held for investments decreased by $1 million and $1 million, respectively, due to lower rates as compared to the quarter ended December 31, 2024.

Quarter ended March 31, 2025 compared to the Quarter ended March 31, 2024

Interest expense remained relatively unchanged at $121 million for the quarters ended March 31, 2025 and 2024, respectively. As we rebalanced our investment portfolio, we reduced our average secured financing agreements collateralized by Agency CMBS and Non-Agency RMBS, which combined with lower financing costs due to Fed rate cuts, decreased our interest expense on secured financing agreements collateralized by Non-Agency RMBS, Agency CMBS and Loans held for investments by $3 million during the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024. Our average securitized debt balances decreased by $571 million, which decreased our interest expense on Securitized debt by $4 million during the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024. These decreases were primarily offset by an increase in interest expense on our secured financing agreements collateralized by Agency RMBS by $5 million, driven by higher borrowings to finance our Agency CMO and Agency Pass-through purchases, and an interest expense on our Long term debt of $3 million during the quarter ended March 31, 2025 as compared to the quarter ended March 31, 2024.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest cost of derivatives and excludes interest earned on cash. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our derivatives, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps and Swap futures are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate derivatives with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest cost of interest rate swaps and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Economic Net Interest Income
For the Quarter Ended March 31, 2025	$190,616	$121,397	$(4,135)	$117,262	$69,219	$4,135	$(1,050)	$72,304
For the Quarter Ended December 31, 2024	$192,364	$126,540	$(4,542)	$121,997	$65,824	$4,542	$(1,169)	$69,197
For the Quarter Ended September 30, 2024	$195,295	$128,844	$(6,789)	$122,054	$66,451	$6,789	$(1,729)	$71,511
For the Quarter Ended June 30, 2024	$186,717	$119,422	$(6,971)	$112,451	$67,295	$6,971	$(1,872)	$72,394
For the Quarter Ended March 31, 2024	$186,574	$121,468	$(5,476)	$115,992	$65,106	$5,476	$(2,581)	$68,001
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following tables shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarters Ended
	March 31, 2025			December 31, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$627,478	$7,158	5.6%	$682,811	$10,505	6.1%
Agency CMBS	41,607	548	5.3%	41,906	507	4.8%
Non-Agency RMBS	987,344	28,269	11.5%	1,000,496	29,508	11.8%
Loans held for investment	11,091,882	153,591	5.5%	11,107,918	150,674	5.4%
Total	$12,748,311	$189,566	5.9%	$12,833,131	$191,194	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$487,288	$4,730	4.6%	$637,645	$7,438	5.0%
Agency CMBS	29,972	338	4.5%	29,194	366	5.0%
Non-Agency RMBS	647,628	9,569	5.9%	657,762	10,537	6.4%
Loans held for investment	1,828,760	27,450	6.0%	1,745,522	27,973	6.4%
Securitized debt	7,636,038	71,701	3.8%	7,670,967	72,209	3.8%
Long term debt (3)	139,750	3,474	9.9%	139,750	3,474	9.9%
Total	$10,769,436	$117,262	4.4%	$10,880,840	$121,997	4.5%

Economic net interest income/net interest rate spread		$72,304	1.5%		$69,197	1.5%

Net interest-earning assets/net interest margin	$1,978,875		2.3%	$1,952,291		2.2%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.18

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

	For the Quarters Ended
	March 31, 2025			March 31, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$627,478	$7,158	5.6%	$19,363	$325	6.7%
Agency CMBS	41,607	548	5.3%	60,345	715	4.7%
Non-Agency RMBS	987,344	28,269	11.5%	961,903	28,935	12.0%
Loans held for investment	11,091,882	153,591	5.5%	11,643,716	154,018	5.3%
Total	$12,748,311	$189,566	5.9%	$12,685,327	$183,993	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$487,288	$4,730	4.6%	$—	$—	—%
Agency CMBS	29,972	338	4.5%	44,632	661	5.9%
Non-Agency RMBS	647,628	9,569	5.9%	681,101	11,736	6.9%
Loans held for investment	1,828,760	27,450	6.0%	1,696,221	28,106	6.6%
Securitized debt	7,636,038	71,701	3.8%	8,207,251	75,489	3.7%
Long term debt (3)	139,750	3,474	9.9%	—	—	—%
Total	$10,769,436	$117,262	4.4%	$10,629,205	$115,992	4.4%

Economic net interest income/net interest rate spread		$72,304	1.5%		$68,001	1.4%

Net interest-earning assets/net interest margin	$1,978,875		2.3%	$2,056,122		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.18			1.19

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

Economic Net Interest Income and the Average Earning Assets

Quarter ended March 31, 2025 compared to the Quarter ended December 31, 2024

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $3 million to $72 million for the quarter ended March 31, 2025 from $69 million for the quarter ended December 31, 2024. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, remained steady at 1.50% for the quarter ended March 31, 2025, as compared to the quarter ended December 31, 2024. Our Average net interest-earning assets remained relatively unchanged at $2.0 billion for the quarters ended March 31, 2025, and December 31, 2024 . Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, remained unchanged at 1.18 for the quarter ended March 31, 2025, as compared to the quarter ended December 31, 2024.

Quarter ended March 31, 2025 compared to the Quarter ended March 31, 2024

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $4 million to $72 million for the quarter ended March 31, 2025 from $68 million for the quarter ended March 31, 2024. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, increased by 20 basis points for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024. Our Average net interest-earning assets decreased by $77 million to $2.0 billion for the quarter ended March 31, 2025, compared to $2.1 billion for the same period of 2024. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 10 basis points for the quarter ended March 31, 2025, as compared to the quarters ended March 31, 2024. The increase in our net interest spread was primarily driven by higher interest income in our Agency RMBS portfolio due to Agency CMO and Agency Pass-through purchases.

Economic Interest Expense and the Cost of Funds

The borrowing rate at which we are able to finance our assets using secured financing agreements is typically correlated to SOFR and the term of the financing. The borrowing rate on the majority of our securitized debt is fixed and correlated to the term of the financing. The table below shows our average borrowed funds, Economic interest expense, average cost of funds (inclusive of periodic interest on swaps and Swap futures), average one-month SOFR, average three-month SOFR and average one-month SOFR relative to average three-month SOFR.

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2025	$10,769,436	$117,262	4.40%	4.31%	4.30%	0.01%
For the Quarter Ended December 31, 2024	$10,880,840	$121,997	4.48%	4.59%	4.50%	0.09%
For the Quarter Ended September 30, 2024	$10,904,969	$122,054	4.48%	5.29%	5.24%	0.05%
For the Quarter Ended June 30, 2024	$10,741,156	$112,451	4.24%	5.33%	5.33%	0.00%
For the Quarter Ended March 31, 2024	$10,629,205	$115,992	4.37%	5.33%	5.32%	0.01%

Average interest-bearing liabilities increased by $140 million for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024. Economic interest expense decreased by $1 million for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024, primarily due to Fed rate cuts.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended March 31, 2025, we recorded an increase in provision for credit losses of $3 million, as compared to an increase in provision of credit losses of $4 million for the quarter ended December 31, 2024. For the quarter ended March 31, 2025, we recorded an increase in provision for credit losses of $3 million, as compared to an increase in provision of credit losses of $1 million for the quarter ended March 31, 2024. The changes in provision for credit losses for the quarter ended March 31, 2025 as compared to the quarter ended December 31, 2024 and March 31, 2024, are primarily due to a deterioration in cashflows on certain investments.

Net Gains (Losses) on Derivatives

We use derivatives to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps and Swap futures during the period as well as sales, terminations and settlements of our swaps, swaptions and U.S. Treasury futures.

The table below shows a summary of our net gains (losses) on derivative instruments, for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively.

	For the Quarters ended
	March 31, 2025	December 31, 2024	March 31, 2024
	(dollars in thousands)
Periodic interest on derivatives, net	$4,135	$23,780	$5,476
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	—	(17,317)	—
Swap futures	—	—	—
Treasury futures	82	(4,223)	—
Swaptions	—	—	—
Interest Rate Cap	—	—	—
Total realized gains (losses) on derivative instruments, net	82	(21,540)	—
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	(3,870)	4,224	3,679
Swap futures	(240)	—	—
Treasury futures	(117)	117	—
Swaptions	—	(1,378)	1,510
Interest Rate Cap	(2,242)	—	—
Total unrealized gains (losses) on derivative instruments, net:	(6,469)	2,963	5,189
Total gains (losses) on derivative instruments, net	$(2,252)	$5,203	$10,665

During the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, we recognized total net losses on derivatives of $2 million, total net gains on derivatives of $5 million and total net gains on derivatives of $11 million, respectively. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swaps at March 31, 2025 was 3.53% and the weighted average receive rate was 4.41%. At March 31, 2025, the weighted average maturity on our interest rate swaps was less than one year.

The weighted average pay rate on our interest rate swap at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on our interest rate swap was less than one year.

We had no swap terminations during the quarters ended March 31, 2025 and 2024.

During the year ended December 31, 2024, we exercised our three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the quarter ended March 31, 2025, we exercised our one swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate. During the quarter ended March 31, 2024, we exercised our two swaption contracts with $1.0 billion notional and entered into two one-year swaps with $1.0 billion notional with a weighted average 3.46% fixed pay rate.

During the quarter ended March 31, 2025, we covered our open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand. We did not have any Treasury futures contract positions or activity during the quarter ended March 31, 2024. We were short 1,000 two-year U.S. Treasury futures contract at December 31, 2024.

During the quarter ended March 31, 2025, we entered into short positions on Swap future contracts. We are short 400 10year SOFR Swap future contracts, 900 two-year SOFR Swap future contracts and 250 five-year SOFR Swap future contracts. The net par equivalent pay fixed rate on our Swap futures at March 31, 2025 was 3.84% and the weighted average receive rate was 4.41%. At March 31, 2024 we held no Swap future contracts.

During the quarter ended March 31, 2025, we entered into an Interest rate cap. We paid $7 million for a two-year Interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At March 31, 2024, we held no Interest rate cap.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $9 million and $3 million for the quarters ended March 31, 2025 and December 31, 2024.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter ended March 31, 2025, the yields on two-year and ten-year U.S. Treasury Notes declined and residential credit spreads remained relatively flat, which resulted in market pricing gains on our investment portfolio. We recorded Net unrealized gains on financial instruments at fair value of $129 million and $77 million for the quarters ended March 31, 2025 and March 31, 2024, respectively. We had net unrealized losses on financial instruments at fair value of $181 million for the quarter ended December 31, 2024.

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

We did not have any sales during the quarter ended March 31, 2025. We rebalanced a portion of our investment portfolio and sold Agency CMO assets during the quarter ended December 31, 2024, which resulted in a net realized losses of $1 million. We had net realized losses of $4 million during the quarter ended March 31, 2024 primarily driven by our sales of Agency CMBS investments as a part of our portfolio optimization efforts.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024.

Securitized Debt Collateralized by Loans Held for Investment

We acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million during the quarter ended March 31, 2025. This transaction resulted in net gain on extinguishment of debt of $2 million.We did not acquire any securitized debt collateralized by Loans held for investment during the quarters ended March 31, 2024 and December 31, 2024.

Long Term Debt Expense

During the second quarter of 2024, we issued $65 million aggregate principal amount of 9.00% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $63 million of proceeds.

During the third quarter of 2024, we issued $75 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 9.25% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $72 million of proceeds.

At March 31, 2025, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At March 31, 2025, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $3 million for the quarter ended March 31, 2025.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2025	$25,680	0.78%	3.97%
For the Quarter Ended December 31, 2024	$28,240	0.84%	4.29%
For the Quarter Ended September 30, 2024	$15,130	0.45%	2.25%
For the Quarter Ended June 30, 2024	$13,287	0.41%	2.01%
For the Quarter Ended March 31, 2024	$15,000	0.47%	2.31%

The Compensation and benefits costs were approximately $13 million, $18 million and $9 million for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively. The decrease in Compensation and benefits costs for the quarter ended March 31, 2025 compared to the quarter ended December 31, 2024, was primarily driven by the effects of the imputed compensation charge relating to the Palisades Acquisition during the quarter ended December 31, 2024. The increase in Compensation and benefits costs for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, was driven by higher overall compensation expense related to the Palisades Acquisition.

The general and administrative expenses were approximately $7 million, $6 million, and $6 million for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024, respectively, and remained relatively unchanged. The G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, rent and independent investment consulting expenses.

During the quarters ended March 31, 2025 and March 31, 2024, we incurred transaction expenses of $6 million and $67 thousand, respectively, in relation to securitizations. During the quarter ended December 31, 2024, we incurred transaction expenses pertaining to the Palisades Acquisition of $5 million.

Servicing and Asset Manager Fee Expense

The servicing fees and asset manager expenses were $7 million, $7 million, and $8 million for the quarters ended March 31, 2025, December 31, 2024, and March 31, 2024 respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. The servicing fees generally range from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Amortization of intangibles and depreciation expenses

We recognized intangible assets related to investment management agreements and developed technology acquired in the transaction. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the Palisades Acquisition during the fourth quarter of 2024. During the quarters ended March 31, 2025 and December 31, 2024, we recognized amortization of intangible assets and depreciation expense of $951 thousand and $321 thousand.

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

We view Earnings available for distribution as one measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our Board of Directors uses to determine the amount, if any, of dividends on our common stock. Other metrics that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include, among others, REIT taxable income, dividend yield, book value, cash generated from the portfolio, reinvestment opportunities and other cash needs. To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income (subject to certain adjustments) annually. Earnings available for distribution, however, is different than REIT taxable income, and the determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income is not based on Earnings available for distribution. Therefore, Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay. We believe Earnings available for distribution helps us and investors evaluate our financial performance period over period without the impact of certain non-recurring transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for or superior to net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating Earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to Earnings available for distribution and related per average diluted common share amounts. Earnings available for distribution is presented on an adjusted dilutive shares basis.

	For the Quarters Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$145,940	$(168,275)	$113,672	$33,913	$111,016
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	(128,895)	181,197	(104,012)	(11,231)	(76,765)
Net realized (gains) losses on sales of investments	—	1,468	—	—	3,750
(Gains) losses on extinguishment of debt	(2,122)	—	—	—	—
Increase (decrease) in provision for credit losses	3,387	4,448	358	3,684	1,347
Net unrealized (gains) losses on derivatives	6,469	(276)	14,457	(11,955)	(5,189)
Realized (gains) losses on derivatives	(82)	(641)	4,864	17,317	—
Transaction expenses	5,688	4,707	2,317	—	67
Stock Compensation expense for retirement eligible awards	1,432	(307)	(424)	(419)	1,024
Amortization of intangibles and depreciation expenses (2)	951	321	—	—	—
Non-cash imputed compensation related to business acquisition	341	10,296	—	—	—
Other investment (gains) losses	417	(2,490)	(1,366)	(1,001)	(4,686)
Earnings available for distribution	$33,526	$30,448	$29,866	$30,308	$30,564

GAAP net income (loss) per diluted common share	$1.77	$(2.07)	$1.39	$0.41	$1.36
Earnings available for distribution per adjusted diluted common share	$0.41	$0.37	$0.36	$0.37	$0.37

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

	For the Quarters Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Weighted average diluted shares - GAAP	82,394,218	81,266,223	81,855,872	82,281,890	81,718,214
Potentially dilutive shares (1)	—	1,263,734	—	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	82,394,218	82,529,957	81,855,872	82,281,890	81,718,214
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended December 31, 2024.

Our Earnings available for distribution for the quarter ended March 31, 2025 were $34 million, or $0.41 per average diluted common share, and increased by $4 million, compared to $30 million, or $0.37 per average diluted common share for the quarter ended December 31, 2024. This increase in earnings available for distribution was primarily driven by lower interest expense on our Agency RMBS secured financings and an increase in investment management and advisory fees related to our advisory business.

Our Earnings available for distribution for the quarter ended March 31, 2025 were $34 million, or $0.41 per average diluted common share, and increased by $3 million, compared to $31 million, or $0.37 per average diluted common share for the quarter ended March 31, 2024. This increase in Earnings available for distribution was primarily driven by higher interest income driven by Agency CMO and Agency Pass-through purchases and an increase in investment management and advisory fees related to our advisory business.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2025	25.89%	11.19%	8.10%
For the Quarter Ended December 31, 2024	(22.27)%	10.52%	7.16%
For the Quarter Ended September 30, 2024	20.30%	10.64%	6.79%
For the Quarter Ended June 30, 2024	8.57%	11.06%	7.08%
For the Quarter Ended March 31, 2024	19.90%	10.45%	7.31%
Return on average equity increased to 25.89% for the quarter ended March 31, 2025, as compared to (22.27)% for the quarter ended December 31, 2024. Economic net interest income as a percentage of average equity increased by 67 basis points for the quarter ended March 31, 2025 as compared to the quarter ended December 31, 2024. Earnings available for distribution as a percentage of average common equity increased slightly by 94 basis points for the quarter ended March 31, 2025 as compared to the quarter ended December 31, 2024.

Financial Condition

Portfolio Review

During the quarter ended March 31, 2025, we focused our efforts on taking advantage of the opportunity to acquire higher yielding assets while maintaining low leverage and ample liquidity. During the quarter ended March 31, 2025, on an aggregate basis, we purchased $553 million of investments and received $378 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Interest earning assets at period-end (1)	$12,700,015	$12,780,065
Interest bearing liabilities at period-end	$10,397,198	$10,014,759
GAAP Leverage at period-end	3.9:1	4.0:1
GAAP Leverage at period-end (recourse)	1.2:1	1.2:1
(1) Excludes cash and cash equivalents.

	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	7.9%	7.9%	8.3%	8.3%
Senior	3.7%	3.7%	4.7%	4.8%
Subordinated	3.0%	3.0%	3.0%	2.9%
Interest-only	1.2%	1.2%	0.6%	0.6%
Agency RMBS	4.9%	3.7%	4.8%	3.7%
Pass-through	1.2%	—%	1.2%	—%
CMO	3.5%	3.6%	3.5%	3.6%
Interest-only	0.2%	0.1%	0.1%	0.1%
Agency CMBS	0.4%	0.4%	0.4%	0.4%
Project loans	0.3%	0.3%	0.3%	0.3%
Interest-only	0.1%	0.1%	0.1%	0.1%
Loans held for investment	86.8%	88.0%	86.5%	87.6%
Fixed-rate percentage of portfolio	82.5%	87.9%	81.9%	87.3%
Adjustable-rate percentage of portfolio	17.5%	12.1%	18.1%	12.7%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio at March 31, 2025 and December 31, 2024. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency MBS
Senior	$994,386	$44.77	$60.45	5.7%	18.1%	4.6%	4.6%	2.2%	1.6%	19.1%	1.9%
Subordinated	$643,316	$59.47	$58.69	4.5%	8.1%	6.8%	7.3%	0.7%	0.9%	27.8%	7.2%
Interest-only	$2,589,059	$5.85	$3.13	0.7%	4.3%	5.2%	5.5%	1.3%	1.0%	34.3%	—%
Agency RMBS
Pass-through	$149,420	$100.54	$100.05	5.5%	5.4%	3.3%	3.0%	N/A	N/A	N/A	N/A
CMO	$451,023	$99.96	$99.65	5.5%	5.6%	10.1%	12.9%	N/A	N/A	N/A	N/A
Interest-only	$379,113	$5.08	$4.18	0.8%	7.6%	7.2%	8.4%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$40,875	$101.52	$85.63	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$294,363	$2.00	$2.22	0.6%	9.4%	5.1%	1.8%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	$9,751,275	$97.88	$97.28	5.4%	5.6%	5.9%	6.3%	0.4%	0.4%	26.8%	8.5%
Prime Loans	$414,628	$90.88	$93.71	4.3%	5.9%	3.1%	4.5%	—%	—%	37.8%	—%
Investor Loans	$833,924	$102.49	$101.19	6.9%	6.6%	10.5%	10.2%	0.2%	0.2%	6.3%	14.9%
Business Purpose Loans	$292,399	$100.65	$99.80	8.8%	7.2%	36.3%	17.6%	1.9%	0.6%	7.6%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency MBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%	4.5%	4.9%	1.1%	1.5%	14.7%	1.9%
Subordinated	$648,977	$59.18	$57.99	4.5%	8.0%	7.4%	7.0%	1.1%	0.8%	29.7%	6.8%
Interest-only	$2,644,741	$5.81	$2.77	0.7%	6.6%	5.0%	5.3%	0.8%	0.8%	39.5%	—%
Agency RMBS
CMO	$464,640	$99.97	$99.36	5.8%	5.8%	15.7%	—%	N/A	N/A	N/A	N/A
Interest-only	$380,311	$5.15	$4.41	0.6%	6.9%	9.4%	9.0%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$40,882	$101.51	$84.07	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$449,437	$1.36	$1.43	0.5%	8.9%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	$10,322,156	$98.05	$96.14	5.5%	5.6%	6.7%	6.2%	0.7%	0.7%	25.1%	8.3%
Prime Loans	$420,446	$90.75	$92.50	4.3%	5.9%	6.0%	4.1%	—%	—%	37.8%	—%
Investor Loans	$573,748	$102.04	$98.64	6.5%	6.4%	12.6%	9.8%	—%	—%	—%	14.7%
Business Purpose Loans	$343,071	$100.74	$100.01	6.8%	8.9%	27.8%	14.3%	1.2%	0.2%	4.5%	6.8%
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Balance, beginning of period	$117,203	$123,953	$125,881	$130,624	$139,737
Accretion of discount	(7,705)	(8,855)	(10,949)	(11,142)	(8,179)
Purchases	—	—	2,834	919	1,848
Sales	—	—	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	1,363	2,105	6,187	5,480	(2,782)
Balance, end of period	$110,861	$117,203	$123,953	$125,881	$130,624

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

Current Period

We held cash and cash equivalents of approximately $253 million and $84 million at March 31, 2025 and December 31, 2024, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $169 million from December 31, 2024 to March 31, 2025.

Our operating activities provided net cash of approximately $49 million and $57 million for the quarters ended March 31, 2025 and 2024, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $63 million and $68 million during the quarters ended March 31, 2025 and 2024, respectively.

Our investing activities used cash of $175 million and provided cash of $248 million for the quarters ended March 31, 2025 and 2024, respectively. During the quarter ended March 31, 2025, we used cash to purchase $150 million Agency MBS, $403 million Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $378 million, collectively. During the quarter ended March 31, 2024, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $325 million, collectively and from the sale of our Agency MBS of $35 million. This cash received was offset in part by cash used on investment purchases of $78 million of Loans held for investment and $34 million of Non-Agency RMBS.

Our financing activities provided cash of $296 million and used cash of $358 million for the quarters ended March 31, 2025 and 2024, respectively. During the quarter ended March 31, 2025, we received cash from net proceeds on our secured financing agreements of $164 million, and proceeds received from our secured debt borrowings of $780 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $597 million, and payment of common and preferred dividends of $52 million. During the quarter ended March 31, 2024, we primarily used cash for repayment of principal on our securitized debt of $273 million, net payments on our secured financing agreements of $40 million, and payment of common and preferred dividends of $45 million.

Our recourse leverage was 1.2:1 at March 31, 2025 and at December 31, 2024, and remained relatively low. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of March 31, 2025 and December 31, 2024, we had $444 million and $526 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At March 31, 2025 and December 31, 2024, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	March 31, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	—	NA	$—	—	NA
1 to 29 days	704,233	5.21%	4.46% - 7.20%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	469,914	6.23%	5.04% - 6.80%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	219,973	5.29%	4.72% - 5.65%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	70,769	5.25%	5.25% - 5.25%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	156,424	5.75%	5.24% - 6.54%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	469,938	6.70%	5.61% - 7.47%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	582,209	8.31%	8.15% - 8.57%	—	N/A	N/A
2 to 3 years	332,346	5.01%	5.01% - 6.09%	337,245	5.02%	5.02% - 5.02%
Total	$3,005,806	6.22%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $1 million of deferred financing costs as of March 31, 2025.

Average remaining maturity of Secured financing agreements secured by:
	March 31, 2025	December 31, 2024
Agency RMBS	26 Days	16 Days
Agency CMBS	7 Days	8 Days
Non-Agency RMBS and Loans held for investment	356 Days	237 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At March 31, 2025, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 5.0%, Agency CMBS was 5.5%, and Non-Agency RMBS and Loans held for investment was 25.6%. At December 31, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5%, and Non-Agency RMBS and Loans held for investment was 26.0%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of March 31, 2025, we have entered into $915 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of March 31, 2025 we have $504 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At March 31, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.5%, Agency CMBS was 4.5% and Non-Agency MBS and Loans held for investment was 6.6%.
At December 31, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.8%, Agency CMBS was 4.8% and Non-Agency MBS and Loans held for investment was 6.8%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2025 and December 31, 2024 was $332 million and $337 million, respectively. The fair value of collateral pledged was $383 million and $383 million as of March 31, 2025 and December 31, 2024, respectively. We carry this secured financing instrument at fair value of $321 million and $319 million as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At March 31, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At March 31, 2025, the maturity on the secured financing agreements at fair value was two years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End March 31, 2025	$2,925,366	$2,994,191
Quarter End December 31, 2024	$3,019,337	$2,824,371
Quarter End September 30, 2024	$2,986,995	$3,228,748
Quarter End June 30, 2024	$2,561,042	$2,699,299
Quarter End March 31, 2024	$2,421,953	$2,384,678

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2025 and December 31, 2024, the carrying value of our total interest-bearing debt was approximately $10.4 billion and $10 billion, respectively, which represented a leverage ratio of approximately 3.9:1 and 4.0:1, respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2025, we had secured financing agreements with 15 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of March 31, 2025 and December 31, 2024, we had $4.2 billion and $4.1 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, Swap futures, swaptions, U.S. Treasury futures and Interest rate caps. The average remaining maturities on our interest rate swaps at March 31, 2025 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our Swap futures at March 31, 2025 are between two and ten years. The Swap futures are exchange traded instrument. Similar to our interest rate swaps we post collateral when we are in a net loss position. The Interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the Interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at March 31, 2025:

March 31, 2025

Country	Number of Counterparties	Secured Financing Agreement	Interest Rate Swaps at Fair Value	Exposure (1)
(dollars in thousands)
United States	9	$1,463,946	$3,276	$512,676
Japan	2	1,082,271	—	542,336
Canada	2	390,615	—	137,842
Spain	1	41,428	—	2,528
South Korea	1	$27,546	$—	$1,380
Total	15	$3,005,806	$3,276	$1,196,762
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At March 31, 2025, we had amounts at risk with Nomura of 19% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 373 days. The amount at risk with Nomura was $502 million. At December 31, 2024, we had amounts at risk with Nomura of 20% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

At March 31, 2025, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Stockholders’ Equity

In January 2024, our Board of Directors updated the authorization of our share repurchase program (the “Share Repurchase Program”) to include our preferred stock and increased the authorization by $33 million back up to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any of our common stock during the quarters ended March 31, 2025 and 2024.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters ended March 31, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of March 31, 2025.

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

We declared dividends to common shareholders of $30 million, or $0.37 per share, and $27 million, or $0.33 per share, during the quarters ended March 31, 2025 and March 31, 2024, respectively.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarters ended March 31, 2025 and 2024.

We declared dividends to Series B preferred stockholders of $8 million, or $0.65 per preferred share, during the quarter ended March 31, 2025. We declared dividends to Series B preferred stockholders of $7 million, or $0.50 per preferred share, during the quarter ended March 31, 2024.

We declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share, during the quarters ended March 31, 2025 and 2024.

We declared dividends to Series D preferred stockholders of $5 million, or $0.62 per preferred share, during the quarter ended March 31, 2025. We declared dividends to Series D preferred stockholders of $4 million, or $0.50 per preferred share, during the quarter ended March 31, 2024.

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

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 7 million shares of our common stock for the grant of awards under the Plan (adjusted on a retroactive basis to reflect our 1-for-3-reverse stock split effected on May 21, 2024). The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of March 31, 2025, approximately 6 million shares were available for future grants under the Plan.

Grants of Restricted Stock Units (“RSUs”)

During the quarters ended March 31, 2025 and 2024, we granted RSU awards to senior management. These RSU awards are designed to reward senior management and employees of the Company for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 304 thousand RSU awards during the three months ended March 31, 2025 with a grant date fair value of $4 million for the 2025 performance year. We granted 179 thousand RSU awards during the three months ended March 31, 2024 with a grant date fair value of $3 million for the 2024 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with our future performance. The PSU awards granted during the three months ended March 31, 2025 and 2024, include a three-year performance period ending on December 31, 2026 and December 31,

2025, respectively. For the PSU awards granted during the quarter ended March 31, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the three months ended March 31, 2025,we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the three months ended March 31, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

At March 31, 2025 and December 31, 2024, there were approximately 1 million unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at March 31, 2025 and December 31, 2024. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,091,251	$914,555	$—	$—	$3,005,806
Securitized debt, collateralized by Non-Agency RMBS	—	—	—	13	13
Securitized debt at fair value, collateralized by Loans held for investment	1,276,348	2,127,097	1,991,391	2,371,815	7,766,651
Interest expense on MBS secured financing agreements (1)	24,770	5,492	—	—	30,262
Interest expense on securitized debt (1)	268,908	414,935	283,427	370,571	1,337,842
Total	$3,661,278	$3,462,079	$2,274,818	$2,742,398	$12,140,574
(1) Interest is based on variable rates in effect as of March 31, 2025.

December 31, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,504,915	$337,245	$—	$—	$2,842,160
Securitized debt, collateralized by Non-Agency RMBS	—	13	—	13	26
Securitized debt at fair value, collateralized by Loans held for investment	1,288,028	2,091,147	1,937,868	2,253,020	7,570,063
Interest expense on MBS secured financing agreements (1)	29,737	1,364	—	—	31,101
Interest expense on securitized debt (1)	255,162	394,250	257,323	292,081	1,198,816
Total	$4,077,842	$2,824,019	$2,195,191	$2,545,114	$11,642,166
(1) Interest is based on variable rates in effect as of December 31, 2024.

Not included in the table above are the unfunded construction loan commitments of $5 million as of March 31, 2025 and December 31, 2024. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended March 31, 2025, we did not make any additional funding toward the commitment, and the total funding remained at $56 million, leaving an unfunded commitment of $19 million.

Capital Expenditure Requirements

At March 31, 2025 and December 31, 2024, we had no material commitments for capital expenditures.

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

Additionally, refer to Item 1A, "Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information on risks we face.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Balance, beginning of period	$85,305	$81,368	$78,366	$98,035	$95,366
Realized losses	(1,811)	(1,182)	534	(1,940)	(345)
Accretion	2,906	2,820	2,926	3,140	2,978
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	—	48	—	(2)	—
Increase/(decrease)	2,665	2,251	(458)	(20,867)	36
Balance, end of period	$89,065	$85,305	$81,368	$78,366	$98,035

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Balance, beginning of period	$143,228	$181,895	$190,675	$213,050	$213,644
Realized losses	(3,583)	(6,180)	(6,226)	(8,149)	(8,078)
Accretion	1,087	2,584	2,703	2,964	2,961
Losses on purchases	—	—	—	—	—
Increase/(decrease)	(33,771)	(35,071)	(5,257)	(17,190)	4,523
Balance, end of period	$106,961	$143,228	$181,895	$190,675	$213,050

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

Interest Rate Cap Risk

We may also invest in adjustable-rate residential mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime Interest rate cap and floors, which limit the amount by which the security’s interest yield may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation by caps, while the interest-rate yields on our adjustable-rate residential mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income on our adjustable-rate mortgages or RMBS than we need in order to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would harm our financial condition, cash flows and results of operations.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2025 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2025 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	9.77%	6.23%
-50 Basis Points	4.78%	3.00%
Base Interest Rate	—	—
+50 Basis Points	(4.56)%	(2.82)%
+100 Basis Points	(9.23)%	(5.47)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2025. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

March 31, 2025
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,966,399	$4,583,922	$217,340	$5,958,624	$12,726,284
Cash equivalents	253,349	—	—	—	253,349
Total rate sensitive assets	$2,219,748	$4,583,922	$217,340	$5,958,624	$12,979,634

Rate sensitive liabilities	3,904,058	2,895,345	157,625	3,295,884	10,252,912
Interest rate sensitivity gap	$(1,684,310)	$1,688,577	$59,715	$2,662,740	$2,726,722

Cumulative rate sensitivity gap	$(1,684,310)	$4,267	$63,982	$2,726,722

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(13)%	—%	—%	21%

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

Please refer to Item 1C, “Cybersecurity” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information about our cybersecurity risk management, strategy and governance.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the first quarter of 2025.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2024. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2024, the Company's Board of Directors updated the authorization of the Company’s Share Repurchase Program to include the Company's preferred stock and increased the authorization by $33 million back up to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any of its common stock during the quarter ended March 31, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

10.1
Letter of Agreement and General Release, dated April 2, 2025, between Chimera Investment Corporation and Dan Sudhanshu Thakkar (filed as Exhibit 10.1 to the Company’s Report on Form 8-K filed on April 8, 2025 and incorporated herein by reference).

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
Date: May 8, 2025

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: May 8, 2025