Form 10-Q
period 2025-06-30
CHIMERA INVESTMENT CORP
filed 2025-08-06
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2025

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2025
Common Stock, $0.01 par value	81,072,943

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of June 30, 2025 (Unaudited) and December 31, 2024 (Derived from the audited consolidated financial statements as of December 31, 2024)	2
	Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2025 and 2024	3
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2025 and 2024	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2025 and 2024	5
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	73
ITEM 4	CONTROLS AND PROCEDURES	79

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	79
ITEM 1A.	RISK FACTORS	79
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	79
ITEM 5.	OTHER INFORMATION	80
ITEM 6.	EXHIBITS	81
	SIGNATURES	83

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	June 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$250,223	$83,998
Non-Agency RMBS, at fair value (net of allowance for credit losses of $36 million and $28 million, respectively)	1,010,995	1,064,169
Agency MBS, at fair value	2,675,280	519,218
Loans held for investment, at fair value	10,640,298	11,196,678
Accrued interest receivable	74,611	81,386
Other assets	211,822	170,924
Derivatives, at fair value	—	117
Total assets (1)	$14,863,229	$13,116,490
Liabilities:
Secured financing agreements ($5.9 billion and $4.1 billion pledged as collateral, respectively, and includes $314 million and $319 million at fair value, respectively)	$4,563,063	$2,824,371
Securitized debt, collateralized by Non-Agency RMBS ($220 million and $229 million pledged as collateral, respectively)	68,278	71,247
Securitized debt at fair value, collateralized by Loans held for investment ($10.1 billion and $10.2 billion pledged as collateral, respectively)	6,970,800	6,984,495
Long term debt	135,211	134,646
Payable for investments purchased	387,909	454,730
Accrued interest payable	40,777	41,472
Dividends payable	34,650	34,265
Accounts payable and other liabilities	37,709	45,075
Derivatives, at fair value, net	301	—
Total liabilities (1)	$12,238,698	$10,590,301
Commitments and Contingencies (See Note 16)
Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 81,029,455 and 80,922,221 shares issued and outstanding, respectively	810	809
Additional paid-in-capital	4,397,084	4,390,516
Accumulated other comprehensive income	152,435	159,449
Cumulative earnings	4,543,858	4,341,111
Cumulative distributions to stockholders	(6,470,028)	(6,366,068)
Total stockholders' equity	$2,624,531	$2,526,189
Total liabilities and stockholders' equity	$14,863,229	$13,116,490
(1) The Company's consolidated statements of financial condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2025, and December 31, 2024, total assets of consolidated VIEs were $9,877,153 and $9,970,094, respectively, and total liabilities of consolidated VIEs were $7,358,139 and $6,766,505, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net interest income:
Interest income (1)	$201,297	$186,717	$391,914	$373,291
Interest expense (2)	135,287	119,422	256,684	240,889
Net interest income	66,010	67,295	135,230	132,402

Increase (decrease) in provision for credit losses	4,409	3,684	7,796	5,032

Other income (losses):
Net unrealized gains (losses) on derivatives	(2,554)	11,955	(9,024)	17,144
Realized gains (losses) on derivatives	(17,954)	(17,317)	(17,872)	(17,317)
Periodic interest on derivatives, net	5,067	6,971	9,202	12,448
Net gains (losses) on derivatives	(15,441)	1,609	(17,694)	12,275
Investment management and advisory fees	8,810	—	17,745	—
Net unrealized gains (losses) on financial instruments at fair value	6,971	11,231	135,866	87,995
Net realized gains (losses) on sales of investments	(1,915)	—	(1,915)	(3,750)
Gains (losses) on extinguishment of debt	—	—	2,122	—
Other investment gains (losses)	2,953	1,001	2,536	5,687
Total other income (losses)	1,378	13,841	138,660	102,207

Other expenses:
Compensation and benefits	11,660	7,011	24,745	16,226
General and administrative expenses	6,815	6,276	13,721	11,993
Servicing and asset manager fees	7,306	7,470	14,737	15,134
Amortization of intangibles and depreciation expenses	949	—	1,902	—
Transaction expenses	390	—	6,077	67
Total other expenses	27,120	20,757	61,182	43,420
Income before income taxes	35,859	56,695	204,912	186,157
Income tax expense	409	31	2,165	39
Net income	$35,450	$56,664	$202,747	$186,118

Dividends on preferred stock	21,426	22,751	42,783	41,188

Net income available to common shareholders	$14,024	$33,913	$159,964	$144,930

Net income per share available to common shareholders:
Basic	$0.17	$0.42	$1.97	$1.78
Diluted	$0.17	$0.41	$1.94	$1.76

Weighted average number of common shares outstanding:
Basic	81,408,087	81,334,509	81,386,680	81,326,944
Diluted	82,600,108	82,281,890	82,564,708	82,301,992
(1) Includes interest income of consolidated VIEs of $141,818 and $144,027 for the quarters ended June 30, 2025, and 2024, respectively, and $286,220 and $290,943 for the six months ended June 30, 2025 and 2024, respectively. See Note 9 for further discussion.
(2) Includes interest expense of consolidated VIEs of $73,038 and $69,692 for the quarters ended June 30, 2025, and 2024, respectively, and $142,690 and $142,815 for the six months ended June 30, 2025 and 2024, respectively. See Note 9 for further discussion.

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Comprehensive income (loss):
Net income	$35,450	$56,664	$202,747	$186,118
Other comprehensive income:
Unrealized gains (losses) on available-for-sale securities, net	(5,335)	(11,345)	(7,014)	(11,566)
Reclassification adjustment for net realized losses (gains) included in net income	—	—	—	—
Other comprehensive loss	$(5,335)	$(11,345)	$(7,014)	$(11,566)
Comprehensive income before preferred stock dividends	$30,115	$45,319	$195,733	$174,552
Dividends on preferred stock	$21,426	$22,751	$42,783	$41,188
Comprehensive income available to common stock shareholders	$8,689	$22,568	$152,950	$133,364

See accompanying notes to consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2025	$58	$130	$104	$80	$810	$4,394,600	$157,770	$4,508,408	$(6,417,896)	$2,644,064
Net income (loss)	—	—	—	—	—	—	—	35,450	—	35,450
Other comprehensive income (loss)	—	—	—	—	—	—	(5,335)	—	—	(5,335)
Stock based compensation	—	—	—	—	—	2,143	—	—	—	2,143
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(30,706)	(30,706)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,426)	(21,426)
Balance, June 30, 2025	$58	$130	$104	$80	$810	$4,397,084	$152,435	$4,543,858	$(6,470,028)	$2,624,531

For the Quarter Ended June 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2024	$58	$130	$104	$80	$805	$4,373,112	$185,447	$4,294,500	$(6,208,650)	$2,645,586
Net income (loss)	—	—	—	—	—	—	—	56,664	—	56,664
Other comprehensive income (loss)	—	—	—	—	—	—	(11,345)	—	—	(11,345)
Stock based compensation	—	—	—	—	—	2,426	—	—	—	2,426
Common dividends declared	—	—	—	—	—	—	—	—	(29,312)	(29,312)
Preferred dividends declared	—	—	—	—	—	—	—	—	(22,751)	(22,751)
Balance, June 30, 2024	$58	$130	$104	$80	$805	$4,375,538	$174,102	$4,351,164	$(6,260,713)	$2,641,268

For the Six Months Ended June 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income (loss)	—	—	—	—	—	—	—	202,747	—	202,747
Other comprehensive income (loss)	—	—	—	—	—	—	(7,014)	—	—	(7,014)
Stock based compensation	—	—	—	—	1	5,886	—	—	—	5,887
Non-cash contribution from related party	—	—	—	—	—	682	—	—	—	682
Common dividends declared	—	—	—	—	—	—	—	—	(61,177)	(61,177)
Preferred dividends declared	—	—	—	—	—	—	—	—	(42,783)	(42,783)
Balance, June 30, 2025	$58	$130	$104	$80	$810	$4,397,084	$152,435	$4,543,858	$(6,470,028)	$2,624,531

For the Six Months Ended June 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income (loss)	—	—	—	—	—	—	—	186,118	—	186,118
Other comprehensive income (loss)	—	—	—	—	—	—	(11,566)	—	—	(11,566)
Stock based compensation	—	—	—	—	1	5,408	—	—	—	5,409
Common dividends declared	—	—	—	—	—	—	—	—	(56,424)	(56,424)
Preferred dividends declared	—	—	—	—	—	—	—	—	(41,188)	(41,188)
Balance, June 30, 2024	$58	$130	$104	$80	$805	$4,375,538	$174,102	$4,351,164	$(6,260,713)	$2,641,268

See accompanying notes to financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2025	June 30, 2024
Cash Flows From Operating Activities:
Net income (Loss)	$202,747	$186,118
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) Amortization of investment discounts/premiums, net	522	16,905
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	7,372	6,168
Net unrealized losses (gains) on derivatives	9,024	(17,144)
Proceeds (payments) for derivative settlements	—	14,517
Margin (paid) received on derivatives	(79,889)	(17,939)
Net unrealized losses (gains) on financial instruments at fair value	(135,866)	(87,995)
Net realized losses (gains) on sales of investments	1,915	3,750
Other investment (gains) losses	(2,536)	(5,687)
Net increase (decrease) in provision for credit losses	7,796	5,032
Amortization of intangibles and depreciation expenses	1,902	—
(Gain) loss on extinguishment of debt	(2,122)	—
Equity-based compensation expense	5,886	5,408
Non-cash imputed compensation related to business acquisition	682	—
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	6,775	6,706
Decrease (increase) in other assets	26,861	5,611
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	(9,301)	4,092
Increase (decrease) in accrued interest payable, net	(398)	764
Net cash provided by operating activities	$41,370	$126,306
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,921,957)	$(442,726)
Sales	127,677	34,672
Principal payments	42,859	4,742
Non-Agency RMBS portfolio:
Purchases	—	(48,948)
Sales	12,234	—
Principal payments	53,256	37,476
Loans held for investment:
Purchases	(436,482)	(80,036)
Sales	—	—
Principal payments	744,254	629,612
Net cash provided by (used in) investing activities	$(1,378,159)	$134,792
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$21,680,562	$13,462,509
Payments on secured financing agreements	(19,950,820)	(13,186,915)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	780,166	—
Payments on securitized debt borrowings, collateralized by Loans held for investment	(903,304)	(567,438)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(15)	(93)
Net proceeds from issuance of unsecured debt	—	62,367
Common dividends paid	(60,792)	(54,033)
Preferred dividends paid	(42,783)	(36,875)

Net cash provided by (used in) financing activities	$1,503,014	$(320,478)
Net increase (decrease) in cash and cash equivalents	166,225	(59,380)
Cash and cash equivalents at beginning of period	83,998	221,684
Cash and cash equivalents at end of period	$250,223	$162,304

Supplemental disclosure of cash flow information:
Interest received	$399,211	$396,902
Interest paid	$250,007	$233,956
Non-cash investing activities:
Payable for investments purchased	$387,909	$464,038
Net change in unrealized gain (loss) on available-for sale securities	$(7,014)	$(11,566)

Non-cash financing activities:
Dividends declared, not yet paid	$34,650	$61,256

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

The Company is an internally managed REIT that is primarily engaged in the business of investing for its own account and on behalf of third-party clients through its investment management and advisory services activities. The Company invests, directly or indirectly, generally on a levered basis in diversified portfolios of mortgage assets, residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, MSRs, business purpose loans and investor loans, including RTLs, and other real estate-related assets. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q: Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans; RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans; Pass-through refers to Agency-issued pass-through RMBS collateralized primarily by pools of fixed-rate single-family mortgage loans; CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans; Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency; RTLs refer to residential transition loans; ABS refers to asset-backed securities; Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively; Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS; Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency; IO refers to Interest-only securities.

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

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $45 thousand in asset manager fees for the six months ended June 30, 2025.

On June 11, 2025, the Company entered into an agreement to acquire HomeXpress Mortgage Corp. (“HomeXpress”). HomeXpress is a leading originator of consumer non-QM, investor business purpose, and other non-Agency mortgage loan products, as well as an originator of Agency mortgage loans with a nationwide presence across 46 states and D.C.
The Company expects to close the transaction during the fourth quarter of 2025, subject to the satisfaction of customary closing conditions.

The Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and six months ended June 30, 2025, the Company did not make any additional fundings toward the commitment, and the total funding remained at $56 million, leaving an unfunded commitment of $19 million. The Company's investment in this fund is accounted for as an equity method investment in Other assets on the Consolidated Statement of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statement of Operations. The Company paid $118 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the six months ended June 30, 2025. There were no mortgage asset servicing oversight fees to Kah Capital Management during the quarter ended June 30, 2025. The Company paid $133 thousand and $271 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and six months ended June 30, 2024. These fees are reported within Other Expenses on the Consolidated Statement of Operations.

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

(d) Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2025 or December 31, 2024.

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

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS, to include residential and residential interest-only MBS, Pass-through securities, residential collateralized mortgage obligations, or CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of June 30, 2025 and December 31, 2024.

June 30, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$968,383	$26,304	$(538,040)	$456,647	$(33,527)	$574,300	$155,539	$(4,359)	$151,180
Subordinated	613,051	3,025	(254,663)	361,413	(2,667)	354,258	20,733	(25,221)	(4,488)
Interest-only	2,535,660	149,944	—	149,944	—	82,437	13,987	(81,494)	(67,507)
Agency RMBS
Pass-through	2,334,802	568	(98,868)	2,236,502	—	2,256,507	20,383	(378)	20,005
CMO	362,333	—	(114)	362,219	—	361,214	—	(1,005)	(1,005)
Interest-only	375,663	19,003	—	19,003	—	15,880	798	(3,921)	(3,123)
Agency CMBS
Project loans	39,719	605	—	40,324	—	35,715	—	(4,609)	(4,609)
Interest-only	289,334	5,617	—	5,617	—	5,964	1,228	(881)	347
Total	$7,518,945	$205,066	$(891,685)	$3,631,669	$(36,194)	$3,686,275	$212,668	$(121,868)	$90,800

December 31, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,010,128	$21,356	$(550,352)	$481,132	$(25,472)	$614,493	$164,600	$(5,767)	$158,833
Subordinated	648,977	3,234	(265,211)	387,000	(2,925)	376,341	20,167	(27,901)	(7,734)
Interest-only	2,644,741	153,571	—	153,571	—	73,335	13,164	(93,400)	(80,236)
Agency RMBS
CMO	464,640	5	(123)	464,522	—	461,656	106	(2,972)	(2,866)
Interest-only	380,311	19,594	—	19,594	—	16,784	1,410	(4,220)	(2,810)
Agency CMBS
Project loans	40,882	620	—	41,502	—	34,370	—	(7,132)	(7,132)
Interest-only	449,437	6,134	—	6,134	—	6,408	949	(675)	274
Total	$5,639,116	$204,514	$(815,686)	$1,553,455	$(28,397)	$1,583,387	$200,396	$(142,067)	$58,329

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2025 and December 31, 2024. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	June 30, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$30,023	$(698)	7	$20,297	$(3,661)	5	$50,321	$(4,359)	12
Subordinated	21,646	(1,334)	5	168,357	(23,887)	29	190,003	(25,221)	34
Interest-only	5,127	(227)	6	44,143	(81,267)	126	49,270	(81,494)	132
Agency RMBS
Pass-through	131,306	(378)	5	—	—	—	131,306	(378)	5
CMO	361,216	(1,005)	6	—	—	—	361,216	(1,005)	6
Interest-only	5,307	(115)	2	4,056	(3,806)	6	9,362	(3,921)	8
Agency CMBS
Project loans	4,517	(536)	2	31,198	(4,073)	31	35,715	(4,609)	33
Interest-only	—	—	—	1,583	(881)	3	1,583	(881)	3
Total	$559,142	$(4,293)	33	$269,634	$(117,575)	200	$828,776	$(121,868)	233

	December 31, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$65,051	$(757)	13	$35,492	$(5,010)	6	$100,544	$(5,767)	19
Subordinated	27,799	(1,135)	7	167,742	(26,766)	29	195,541	(27,901)	36
Interest-only	6,061	(1,118)	12	35,734	(92,282)	124	41,795	(93,400)	136
Agency RMBS
CMO	399,502	(2,972)	7	—	—	—	399,502	(2,972)	7
Interest-only	1,614	(69)	1	8,269	(4,151)	7	9,882	(4,220)	8
Agency CMBS
Project loans	5,234	(901)	4	29,136	(6,231)	32	34,370	(7,132)	36
Interest-only	1,775	(83)	1	2,039	(592)	3	3,814	(675)	4
Total	$507,036	$(7,035)	45	$278,412	$(135,032)	201	$785,448	$(142,067)	246

At June 30, 2025, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2025.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $13 million and $15 million, at June 30, 2025 and December 31, 2024, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and six months ended June 30, 2025 and June 30, 2024 are presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$31,785	$19,907	$28,397	$18,560

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	144	882	337	1,589
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	—	—	—	—
Increase/(decrease) on securities with an allowance in the prior period	4,539	2,803	8,019	3,249
Write-offs charged against the allowance	(284)	—	(589)	(302)
Recoveries of amounts previously written off	10	—	30	496
Ending allowance for credit losses	$36,194	$23,592	$36,194	$23,592

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$143,969	6.9%	1.7%	32.4%
Subordinated	$57,976	6.2%	0.4%	44.6%

	December 31, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$130,669	7.5%	1.8%	32.6%
Subordinated	$58,914	6.2%	0.3%	44.5%

The increase in the allowance for credit losses for the quarter and six months ended June 30, 2025, is primarily due to a deterioration in cashflows on certain investments, compared to the same period of 2024. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at June 30, 2025 and December 31, 2024.

	June 30, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$155,539	$—	$155,539	$(4,359)	$—	$(4,359)
Subordinated	9,950	10,783	20,733	(8,695)	(16,526)	(25,221)
Interest-only	—	13,987	13,987	—	(81,494)	(81,494)
Agency RMBS
Pass-through	—	20,383	20,383	—	(378)	(378)
CMO	—	—	—	—	(1,005)	(1,005)
Interest-only	—	798	798	—	(3,921)	(3,921)
Agency CMBS
Project loans	—	—	—	—	(4,609)	(4,609)
Interest-only	—	1,228	1,228	—	(881)	(881)
Total	$165,489	$47,179	$212,668	$(13,054)	$(108,813)	$(121,868)

	December 31, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$164,600	$—	$164,600	$(4,483)	$(1,285)	$(5,767)
Subordinated	9,774	10,393	20,167	(10,442)	(17,459)	(27,901)
Interest-only	—	13,164	13,164	—	(93,400)	(93,400)
Agency RMBS
CMO	—	106	106	—	(2,972)	(2,972)
Interest-only	—	1,410	1,410	—	(4,220)	(4,220)
Agency CMBS
Project loans	—	—	—	—	(7,132)	(7,132)
Interest-only	—	949	949	—	(675)	(675)
Total	$174,374	$26,022	$200,396	$(14,925)	$(127,142)	$(142,067)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$968,383	$43.69	$59.30	5.7%	18.7%
Subordinated	613,051	58.52	57.79	4.4%	7.9%
Interest-only	2,535,660	5.91	3.25	0.7%	4.4%
Agency RMBS
Pass-through	2,334,802	95.79	96.65	4.7%	5.4%
CMO	362,333	99.97	99.69	5.5%	5.6%
Interest-only	375,663	5.06	4.23	0.8%	6.6%
Agency CMBS
Project loans	39,719	101.52	89.92	3.4%	3.3%
Interest-only	289,334	1.94	2.06	0.6%	9.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%
Subordinated	648,977	59.18	57.99	4.5%	8.0%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%
Interest-only	380,311	5.15	4.41	0.7%	6.9%
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%
Interest-only	449,437	1.36	1.43	0.5%	8.9%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2025 and December 31, 2024 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers current yield, forward yield, steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, loan age, margin, and volatility.

	June 30, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$13,190	$79,311	$207,299	$274,500	$574,300
Subordinated	5,385	72,930	135,214	140,729	354,258
Interest-only	168	30,381	49,362	2,526	82,437
Agency RMBS
Pass-through	—	—	1,899,118	357,389	2,256,507
CMO	—	—	361,214	—	361,214
Interest-only	3,643	12,237	—	—	15,880
Agency CMBS
Project loans	32,820	—	—	2,895	35,715
Interest-only	4	3,040	2,920	—	5,964
Total fair value	$55,210	$197,899	$2,655,127	$778,039	$3,686,275
Amortized cost
Non-Agency RMBS
Senior	$12,670	$78,756	$167,653	$197,568	$456,647
Subordinated	2,001	68,144	137,438	153,830	361,413
Interest-only	14,229	67,422	64,929	3,363	149,944
Agency RMBS
Pass-through	—	—	1,881,863	354,638	2,236,502
CMO	—	—	362,219	—	362,219
Interest-only	3,737	15,266	—	—	19,003
Agency CMBS
Project loans	37,057	—	—	3,267	40,324
Interest-only	189	3,570	1,857	—	5,617
Total amortized cost	$69,885	$233,158	$2,615,961	$712,666	$3,631,669

	December 31, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,171	$66,384	$251,104	$280,834	$614,493
Subordinated	494	81,838	132,286	161,723	376,341
Interest-only	171	25,717	44,751	2,696	73,335
Agency RMBS
CMO	—	—	62,156	399,500	461,656
Interest-only	4,708	12,076	—	—	16,784
Agency CMBS
Project loans	—	—	—	34,370	34,370
Interest-only	17	6,391	—	—	6,408
Total fair value	$21,561	$192,406	$490,297	$879,123	$1,583,387
Amortized cost
Non-Agency RMBS
Senior	$13,760	$60,686	$204,530	$202,156	$481,132
Subordinated	784	77,210	135,147	173,859	387,000
Interest-only	18,060	61,959	68,306	5,246	153,571
Agency RMBS
CMO	—	—	62,050	402,472	464,522
Interest-only	6,101	13,493	—	—	19,594
Agency CMBS
Project loans	—	—	—	41,502	41,502
Interest-only	189	5,945	—	—	6,134
Total amortized cost	$38,895	$219,293	$470,032	$825,235	$1,553,455

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at June 30, 2025 and December 31, 2024. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

June 30, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.4%	1.5%	2.1%	1.2%	3.1%	0.6%	11.8%

December 31, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	4.3%	1.5%	2.5%	1.4%	2.9%	0.6%	13.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
Weighted average maturity (years)		17.0		17.5
Weighted average amortized loan to value (1)		55.3%		56.1%
Weighted average FICO (2)		706		706
Weighted average loan balance (in thousands)		$243		$247
Weighted average percentage owner-occupied		67.8%		67.6%
Weighted average percentage single family residence		60.3%		60.3%
Weighted average current credit enhancement		1.2%		1.3%
Weighted average geographic concentration of top four states	CA	34.7%	CA	32.9%
	NY	12.3%	NY	11.8%
	FL	7.4%	FL	7.6%
	TX	5.0%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.

(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2025 and December 31, 2024.

Origination Year	June 30, 2025	December 31, 2024
2003 and prior	1.0%	0.9%
2004	0.7%	0.7%
2005	6.6%	7.0%
2006	40.9%	39.0%
2007	30.2%	29.4%
2008 and later	20.6%	23.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarter and six months ended June 30, 2025 and 2024 are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$12,234	$—	12,234	—
Agency RMBS	125,892	—	125,892	—
Agency CMBS	—	—	—	34,672
Gross realized losses:
Non-Agency RMBS	(1,095)	—	(1,095)	—
Agency RMBS	(820)	—	(820)
Agency CMBS	—	—	—	(3,750)
Net realized gain (loss)	$(1,915)	$—	$(1,915)	$(3,750)

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
At June 30, 2025 and December 31, 2024, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $10.7 billion and $11.4 billion as of June 30, 2025 and December 31, 2024, respectively. The total unpaid principal balance of the Company's Loans held for investment was $10.9 billion and $11.7 billion as of June 30, 2025 and December 31, 2024, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2025 and December 31, 2024:

	For the Six Months Ended	For the Year Ended
	June 30, 2025	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$11,196,678	$11,397,046
Purchases	44,510	1,062,699
Principal paydowns	(744,254)	(1,309,843)
Sales and settlements	(52,334)	(116,652)
Net periodic accretion (amortization)	(13,372)	(39,236)
Change in fair value	209,070	202,664
Balance, end of period	$10,640,298	$11,196,678

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the six months ended June 30, 2025 and the year ended December 31, 2024, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	June 30, 2025	December 31, 2024
2002 and prior	4.7%	5.0%
2003	4.3%	4.4%
2004	7.9%	8.2%
2005	13.7%	14.1%
2006	17.6%	18.0%
2007	20.6%	20.9%
2008	6.7%	6.8%
2009	1.6%	1.7%
2010 and later	22.9%	20.9%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Number of loans		99,614		103,571
Weighted average maturity (years)		20.5		20.4
Weighted average loan to value (1)		77.6%		78.4%
Weighted average FICO		669		667
Weighted average loan balance (in thousands)		$109		$108
Weighted average percentage owner occupied		82.9%		85.0%
Weighted average percentage single family residence		76.8%		77.4%
Weighted average geographic concentration of top five states	CA	15.7%	CA	15.5%
	NY	8.8%	FL	8.8%
	FL	8.8%	NY	8.7%
	NJ	4.3%	PA	4.3%
	PA	4.3%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at June 30, 2025 and December 31, 2024, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
June 30, 2025	$631,229	$187,545	$231,381	$187,324	$291,174	$31,080	$1,559,733	$10,889,146
% of Unpaid Principal Balance	5.8%	1.7%	2.1%	1.7%	2.7%	0.3%	14.3%

December 31, 2024	$733,298	$233,982	$294,078	$177,592	$300,575	$36,811	$1,776,336	$11,659,420
% of Unpaid Principal Balance	6.3%	2.0%	2.5%	1.5%	2.6%	0.3%	15.2%

The fair value of residential mortgage loans 90 days or more past due was $546 million and $595 million as of June 30, 2025 and December 31, 2024, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At June 30, 2025, two investment holdings with internally developed fair values of $6 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $1 million higher than the third-party prices provided of $5 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at June 30, 2025 in excess of the thresholds for the period. At December 31, 2024, six investment holdings with internally developed fair values of $37 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $6 million higher than the third-party prices provided of $31 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the thresholds for the period.

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

At June 30, 2025, one loan pool with an internally developed fair value of $201 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $16 million higher than the third-party price provided of $185 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at June 30, 2025 in excess of the threshold for the period. At December 31, 2024, four loan pools with internally developed fair values of $440 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $28 million higher on a net basis than the third-party prices provided of $412 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $208 million and $338 million as of June 30, 2025 and December 31, 2024, respectively.

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

At June 30, 2025, there were no securitized debt collateralized by Loans held for investment positions with differences between internally developed fair values and third-party prices in excess of the thresholds for the period. At December 31, 2024, two securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3.2 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $355 thousand higher on a net basis than the third-party prices provided of $2.9 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of June 30, 2025 and December 31, 2024, respectively:

	June 30, 2025		December 31, 2024
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$—	$14,163	$13,036
Subordinated	448,893	251,246	483,136	274,435
Interest-only	2,535,660	82,437	2,644,741	73,335
Agency RMBS
Pass-through	2,334,802	2,256,507	—	—
CMO	362,333	361,215	464,640	461,658
Interest-only	375,663	15,880	380,311	16,784
Agency CMBS
Project loans	39,719	35,715	40,882	34,370
Interest-only	289,334	5,964	449,437	6,408
Loans held for investment, at fair value	10,889,146	10,640,298	11,659,420	11,196,678
Liabilities (1):
Secured Financing Agreements, at fair value	321,856	313,526	337,245	319,456
Securitized debt at fair value, collateralized by Loans held for investment	7,460,570	6,970,800	7,570,721	6,984,495
(1) The Company recorded $1 million unrealized loss for contingent earn-out liability as of June 30, 2025. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statement of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statement of Operations for the quarter and six months ended June 30, 2025 and 2024:

	For the Quarters Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$1,057	$(210)	$1,284	$(13)
Subordinated	40	4,419	1,323	7,723
Interest-only	2,895	(3,633)	12,730	(12,288)
Agency RMBS
Pass-through	20,736	—	20,005	—
CMO	394	(689)	1,861	(689)
Interest-only	294	199	(310)	(209)
Agency CMBS
Project loans	1,884	38	2,523	3,112
Interest-only	(296)	98	73	(357)
Loans held for investment, at fair value	57,139	43,921	209,070	117,947
Liabilities: (1)
Secured Financing Agreements, at fair value	(3,285)	1,386	(9,459)	8,410
Securitized debt at fair value, collateralized by Loans held for investment	(73,557)	(34,298)	(101,804)	(35,641)
(1) The Company recorded $330 thousand and $1 million unrealized losses for contingent earn-out liability during the quarters and six months ended June 30, 2025. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statement of Financial Condition.

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2025 and December 31, 2024 are presented below.

	June 30, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,010,995	$—	$1,010,995
Agency MBS, at fair value	—	2,675,280	—	—	2,675,280
Loans held for investment, at fair value	—	208,313	10,431,985	—	10,640,298
Derivatives, at fair value	—	5,689	—	(5,689)	—

Liabilities:
Secured Financing Agreement, at fair value	—	313,526	—	—	313,526
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,970,800	—	6,970,800
Derivatives, at fair value	301	8,748	—	(8,748)	301

	December 31, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,064,169	$—	$1,064,169
Agency MBS, at fair value	—	519,218	—	—	519,218
Loans held for investment, at fair value	—	337,833	10,858,845	—	11,196,678
Derivatives, at fair value	117	7,146	—	(7,146)	117

Liabilities:
Secured Financing Agreement, at fair value	—	319,456	—	—	319,456
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,984,495	—	6,984,495
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2025 and December 31, 2024.

Fair Value Level 3 Rollforward - Assets
	For the Six Months Ended		For the Year Ended
	June 30, 2025		December 31, 2024
	(dollars in thousands)
	Non-Agency RMBS	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,064,169	$10,858,845	$1,043,806	$11,125,052
Transfers into Level 3	—	—	—	—
Transfers out of Level 3	—	—	—	—
Purchases of assets	808	(21,428)	97,646	759,900
Principal payments	(53,264)	(606,614)	(74,091)	(1,184,167)
Sales and Settlements	(12,234)	3,599	—	(3,441)
Net accretion (amortization)	12,084	(11,496)	34,267	(39,490)
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(7,796)	—	(9,869)	—
Realized gains (losses) on sales and settlements	(1,095)	—	—	—
Net unrealized gains (losses) included in income	15,336	209,078	(1,391)	200,991
Gains (losses) included in other comprehensive income	—	—	—	—
Total unrealized gains (losses) for the period	(7,013)	—	(26,199)	—
Ending balance Level 3	$1,010,995	$10,431,985	$1,064,169	$10,858,845

Fair Value Level 3 Rollforward - Liabilities
	For the Six Months Ended	For the Year Ended
	June 30, 2025	December 31, 2024
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$6,984,495	$7,601,881
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	—
Issuance of debt	780,166	340,096
Principal payments	(591,470)	(1,170,579)
Sales and Settlements	(316,078)	—
Net (accretion) amortization	9,762	17,039
(Gains) losses included in net income
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	2,122	—
Net unrealized (gains) losses included in income	101,803	196,058
(Gains) losses included in other comprehensive income	—	—
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$6,970,800	$6,984,495

There were no transfers in or out from Level 3 during the quarter ended June 30, 2025 and the year ended December 31, 2024, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2025 and December 31, 2024 follows. The weighted average discount rates are based on fair value.

	June 30, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-15%	6.4%	6%-18%	6.6%	0%-15%	1.2%	26%-57%	29.4%
Subordinated	0%-15%	8.3%	6%-28%	8.8%	0%-3%	0.7%	20%-50%	32.3%
Interest-only	9%-100%	10.7%	6%-20%	6.8%	0%-8%	0.8%	0%-87%	28.0%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% -10%	6.6%	6% -20%	6.6%	0% -13%	1.2%	25% -86%	30.0%
Subordinated	0% -15%	8.5%	6% -20%	8.1%	0% -3%	0.7%	25% -50%	33.1%
Interest-only	9% -100%	11.8%	6% -25%	7.0%	0% -7%	0.9%	0% -83%	29.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of June 30, 2025 and December 31, 2024 follows:

	June 30, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	5.8%	6%-20%	8.0%	0%-4%	0.5%	20%-50%	34.3%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.0%	6%-15%	7.5%	0%-5%	0.6%	20%-55%	35.5%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of June 30, 2025 and December 31, 2024, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of June 30, 2025 and December 31, 2024 follows:

	June 30, 2025	December 31, 2024
Factor:
Coupon
Base Rate	5.7%	6.2%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	667	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	78%	78%

Loan Characteristics:
Occupancy
Owner Occupied	84%	86%
Investor	11%	9%
Secondary	5%	5%
Property Type
Single family	77%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	20%	19%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

	June 30, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$66,430	$66,430
Secured financing agreements	2	4,249,537	4,283,659
Securitized debt, collateralized by Non-Agency RMBS	3	68,278	47,928
Long term debt	2	135,211	140,784
(1) Included in other assets on the Consolidated Statements of Financial Condition

	December 31, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$63,947	$63,947
Secured financing agreements	2	2,504,915	2,534,652
Securitized debt, collateralized by Non-Agency RMBS	3	71,247	49,022
Long term debt	2	134,646	140,563
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

At June 30, 2025 and December 31, 2024, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At June 30, 2025 and December 31, 2024, the Company has $924 million and $853 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At June 30, 2025 and December 31, 2024, the Company has $498 million and $512 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At June 30, 2025 and December 31, 2024, the Company pledged $1 million and $17 million, respectively, of margin cash collateral to the Company's secured financing agreement counterparties. At June 30, 2025, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 4.5%, Agency CMBS was 5.4% and Non-Agency RMBS and Loans held for investment was 25.7%. At December 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 26.0%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of June 30, 2025.

At June 30, 2025, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 19% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 330 days. The amount at risk with Nomura was $489 million. At December 31, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 20% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of June 30, 2025 and December 31, 2024 were:

	June 30, 2025	December 31, 2024
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$2,110,460	$402,644
Agency CMBS (in thousands)	30,500	29,123
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,430,433	2,410,393
Total:	$4,571,393	$2,842,160

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$2,231,258	$423,768
Agency CMBS (in thousands)	30,814	29,146
Non-Agency RMBS and Loans held for investment (in thousands)	3,594,590	3,633,183
Total:	$5,856,662	$4,086,097

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$925,925	$540,735
Agency CMBS (in thousands)	30,234	35,555
Non-Agency RMBS and Loans held for investment (in thousands)	2,476,815	2,370,931
Total:	$3,432,974	$2,947,221

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	4.49%	4.83%
Agency CMBS	4.48%	4.77%
Non-Agency RMBS and Loans held for investment	6.58%	6.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	15 Days	16 Days
Agency CMBS	8 Days	8 Days
Non-Agency RMBS and Loans held for investment	317 Days	237 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	32 Days	43 Days
Agency CMBS	32 Days	33 Days
Non-Agency RMBS and Loans held for investment	344 Days	267 Days
(1) The values for secured financing agreements in the table above is net of $1 million of deferred financing costs as of June 30, 2025.

At June 30, 2025 and December 31, 2024, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	June 30, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	2,334,912	4.68%	4.47% - 7.18%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	376,179	6.21%	5.08% - 6.83%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	296,139	5.35%	4.72% - 6.54%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	286,563	7.26%	5.50% - 7.47%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	133,902	5.86%	5.07% - 6.51%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	220,180	5.96%	5.62% - 6.57%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	601,662	8.28%	7.75% - 8.57%	—	N/A	N/A
2 to 3 years	321,856	5.00%	5.00% - 6.14%	337,245	5.02%	5.02% - 5.02%
Total	$4,571,393	5.60%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $1 million of deferred financing costs as of June 30, 2025.

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2025 and December 31, 2024 was $322 million and $337 million, respectively. The fair value of collateral pledged was $374 million and $383 million as of June 30, 2025 and December 31, 2024, respectively. The Company carries this secured financing instrument at fair value of $314 million and $319 million as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At June 30, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At June 30, 2025, the maturity on the secured financing agreements at fair value was two years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At June 30, 2025 and December 31, 2024, the debt carried a weighted average coupon of 6.7%. As of June 30, 2025, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and the six months ended June 30, 2025 and 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$—	$—
One to Three Years	—	13
Three to Five Years	—	—
Greater Than Five Years	2	13
Total	$2	$26

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.5 billion and $7.6 billion, respectively. At June 30, 2025 and December 31, 2024, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.6% and 3.5%, respectively. As of June 30, 2025, the maturities of the debt range between the years 2038 and 2099.

During the six months ended June 30, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million. This transaction resulted in net gain on extinguishment of debt of $2 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the six months ended June 30, 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at June 30, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$1,272,191	$1,288,028
One to Three Years	2,095,590	2,091,147
Three to Five Years	1,934,672	1,937,868
Greater Than Five Years	2,157,496	2,253,020
Total	$7,459,949	$7,570,063

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of June 30, 2025, excluding any debt issued by the Company where the Company only has a clean-up call.

June 30, 2025
(dollars in thousands)
Year	Principal
Currently callable	$4,447,948
2026	636,289
2027	1,077,223
2028	789,248
Total	$6,950,708

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

At June 30, 2025, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At June 30, 2025, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $3 million and $7 million for the quarter and six months ended June 30, 2025, respectively. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029 and August 2029 for 9.00% Notes and 9.25% Notes, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the six months ended June 30, 2025, the Company consolidated approximately $934 million unpaid principal balance of seasoned reperforming residential mortgage loans. As of June 30, 2024, the Company did not securitize any residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$219,971	$229,343
Loans held for investment, at fair value	9,587,787	9,671,731
Accrued interest receivable	51,338	50,305
Other assets	18,057	18,715
Total Assets:	$9,877,153	$9,970,094

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$68,278	$71,247
Securitized debt at fair value, collateralized by Loans held for investment	7,264,425	6,671,471
Accrued interest payable	23,883	21,803
Other liabilities	1,553	1,984
Total Liabilities:	$7,358,139	$6,766,505
(1) June 30, 2025 and December 31, 2024 balances includes allowance for credit losses of $13 million and $10 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$141,818	$144,027
Interest expense, Non-recourse liabilities of VIEs	73,038	69,692
Net interest income	$68,780	$74,335

Increase (decrease) in provision for credit losses	$1,903	$1,784

Servicing fees	$5,957	$6,567

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$286,220	$290,943
Interest expense, Non-recourse liabilities of VIEs	142,690	142,815
Net interest income	$143,530	$148,128

Increase (decrease) in provision for credit losses	$3,050	$2,734

Servicing fees	$12,127	$12,827

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

The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2025, ranged from less than $1 million to $21 million with an aggregate amount of $791 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2024, ranged from less than $1 million to $21 million, with an aggregate amount of $835 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $775 million and $830 million and at June 30, 2025 and December 31, 2024, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

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

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2025 was 3.61% and the weighted average receive rate was 4.14%. At June 30, 2025, the weighted average maturity on the Company’s interest rate swaps was less than 6 years. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The Company had net realized losses of $3 million related to swap terminations during the quarter ended June 30, 2025. The Company had realized losses of $9 million related to the maturity of three swaps during the quarter and six months ended June 30, 2025. The Company had a realized loss of $17 million related to the maturity of one swap during the quarter and six months ended June 30, 2024.

During the quarter ended June 30, 2025, the Company had net realized losses of $6 million related to the sale of 29 swaption contracts. During the six months ended June 30, 2025, the Company exercised a swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate.

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

During the quarter and six months ended June 30, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand. During the quarter and six months ended June 30, 2024, the

Company entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively.

During the quarter ended June 30, 2025, the Company had a realized loss of $390 thousand on the sale of 400 10-year SOFR, Swap future contracts, 400 two-year SOFR swap future contracts and 250 five-year SOFR swap future contracts. During the quarter and six months ended June 30, 2025, the Company is short 500 two-year SOFR Swap future contracts. The net par equivalent pay fixed on the Company's Swap futures at June 30, 2025 was 4.05% and the weighted average receive rate was 4.45%. At June 30, 2024, the Company held no Swap future contracts.

During the six months ended June 30, 2025, the Company entered into an Interest rate cap. The Company paid $7 million for a two year Interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At June 30, 2024, the Company held no Interest rate caps.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 15 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2025 and December 31, 2024.

		June 30, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$2,534,000	Derivatives, at fair value	$—	Derivatives, at fair value	$—
Swap futures	50,000	Derivatives, at fair value	—	Derivatives, at fair value	(301)
Swaptions	—	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	—	Derivatives, at fair value	—	Derivatives, at fair value	—
Interest Rate Cap	$1,000,000	Derivatives, at fair value	—	Derivatives, at fair value	—
Total	$3,584,000		$—		$(301)

		December 31, 2024
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest Rate Swaps	$1,500,000	Derivatives, at fair value, net	$—	Derivatives, at fair value, net	$—
Swaptions	500,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
U.S. Treasury futures	200,000	Derivatives, at fair value, net	117	Derivatives, at fair value, net	—
Total	$2,200,000		$117		$—

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarter and six months ended June 30, 2025 and 2024 is presented below.

		Net gains (losses) on derivatives For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2025	June 30, 2024
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$(26)	$15,801
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(11,941)	(17,317)
Interest Rate Swaps	Periodic interest on derivatives, net	3,756	6,971
Swap futures	Net unrealized gains (losses) on derivatives	(400)	—
Swap futures	Net realized gains (losses) on derivatives	(390)	—
Swap futures	Periodic interest on derivatives, net	293	—
Treasury futures	Net unrealized gains (losses) on derivatives	—	(2,605)
Treasury futures	Net realized gains (losses) on derivatives	—	—
Swaptions	Net unrealized gains (losses) on derivatives	—	(1,241)
Swaptions	Net realized gains (losses) on derivatives	(5,623)	—
Interest Rate Cap	Net unrealized gains (losses) on derivatives	(2,128)	—
Interest Rate Cap	Net realized gains (losses) on derivatives	—	—
Interest Rate Cap	Periodic interest on derivatives, net	1,018	—
Total		$(15,441)	$1,609

		Net gains (losses) on derivatives for the Six Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2025	June 30, 2024
		(dollars in thousands)
Interest Rate Swaps	Net unrealized gains (losses) on interest rate swaps	$(3,896)	$19,480
Interest Rate Swaps	Net realized gains (losses) on interest rate swaps	(11,941)	(17,317)
Interest Rate Swaps	Periodic interest on derivatives, net	7,844	12,448
Swap futures	Net unrealized gains (losses) on derivatives	(641)	—
Swap futures	Net realized gains (losses) on derivatives	(390)	—
Swap futures	Periodic interest on derivatives, net	340	—
Treasury futures	Net unrealized gains (losses) on derivatives	(117)	(2,605)
Treasury futures	Net realized gains (losses) on derivatives	82	—
Swaptions	Net unrealized gains (losses) on derivatives	—	269
Swaptions	Net realized gains (losses) on derivatives	(5,623)	—
Interest Rate Cap	Net unrealized gains (losses) on derivatives	(4,370)	—
Interest Rate Cap	Net realized gains (losses) on derivatives	—	—
Interest Rate Cap	Periodic interest on derivatives, net	1,018	—
Total		$(17,694)	$12,275

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

11. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarters and six months ended June 30, 2025. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2024, respectively.

The Company declared dividends to Series B preferred stockholders of $8 million and $17 million, or $0.65 and $1.30 per preferred share, during the quarter and six months ended June 30, 2025. The Company declared dividends to Series B preferred stockholders of $9 million and $16 million or $0.71 and $1.21 per preferred share, during the quarter and six months ended June 30, 2024.

The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarters and six months ended June 30, 2025. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2024.

The Company declared dividends to Series D preferred stockholders of $5 million and $10 million, $0.63 or $1.26 per preferred share, during the quarter and six months ended June 30, 2025. The Company declared dividends to Series D preferred stockholders of $6 million and $10 million, or $0.70 and $1.20 per preferred share, during the quarter and six months ended June 30, 2024, respectively.

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

The Company did not repurchase any of its common stock during the quarters ended June 30, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of June 30, 2025.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters ended June 30, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of June 30, 2025.

During the quarter and six months ended June 30, 2025, the Company declared dividends to common shareholders of $31 million or $0.37 per share and $61 million or $0.74 per share, respectively. During the quarter and six months ended June 30, 2024, the Company declared dividends to common shareholders of $29 million and $56 million, or $0.35 and $0.68 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters ended June 30, 2025 and 2024 are computed as follows:

	For the Quarters Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$14,024	$33,913
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$14,024	$33,913

Denominator:
Weighted average basic shares	81,408,087	81,334,509
Effect of dilutive securities	1,192,021	947,381
Weighted average dilutive shares	82,600,108	82,281,890

Net income (loss) per average share attributable to common stockholders - Basic	$0.17	$0.42
Net income (loss) per average share attributable to common stockholders - Diluted	$0.17	$0.41

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$159,964	$144,930
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$159,964	$144,930

Denominator:
Weighted average basic shares	81,386,680	81,326,944
Effect of dilutive securities	1,178,028	975,048
Weighted average dilutive shares	82,564,708	82,301,992

Net income (loss) per average share attributable to common stockholders - Basic	$1.97	$1.78
Net income (loss) per average share attributable to common stockholders - Diluted	$1.94	$1.76

There were no anti-dilutive shares as of quarter and six months ended June 30, 2025 and 2024.

12. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2025 and 2024:

	June 30, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(7,014)	(7,014)
Amounts reclassified from AOCI	—	—
Net current period OCI	(7,014)	(7,014)
Balance as of June 30, 2025	$152,435	$152,435

	June 30, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(11,566)	(11,566)
Amounts reclassified from AOCI	—	—
Net current period OCI	(11,566)	(11,566)
Balance as of June 30, 2024	$174,102	$174,102

There were no amounts reclassified from AOCI during the six months ended June 30, 2025 and 2024.

13. Equity Compensation, Employment Agreements and other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved the Chimera Investment Corporation 2023 Equity Incentive Plan (the “Plan”). It authorized the issuance of up to 6,666,667 shares of our common stock for the grant of awards under the Plan. The Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the Plan.

As of June 30, 2025, approximately 4 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company approved irrevocably terminating the Executive Officer Plan and suspending new deferral elections under the Director Plan. The Executive Officer Plan will be liquidated on November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date will be paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At June 30, 2025 and December 31, 2024, there are approximately 162 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At June 30, 2025 and December 31, 2024, there are approximately 281 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarters and six months ended June 30, 2025 and 2024, the Company granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. The Company granted 58 thousand and 362 thousand RSU awards during the quarter and six months ended June 30, 2025 with a grant date fair value of $1 million and $5 million for the 2025 performance year. The Company granted 61 thousand and 240 thousand RSU awards during the quarter and six months ended June 30, 2024 with a grant date fair value of $1 million and $4 million, for the 2024 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the six months ended June 30, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the six months ended June 30, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the six months ended June 30, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the six months ended June 30, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock-based compensation expense of $2 million and $6 million for the quarter and six months ended June 30, 2025. The Company recognized stock-based compensation expense of $2 million and $5 million for the quarter and six months ended June 30, 2024.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $23,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarter and six months ended June 30, 2025 was $237 thousand and $476 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarter and six months ended June 30, 2024 was $133 thousand and $283 thousand, respectively.

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

The Company recorded current income tax expense of $409 thousand and $2 million for the quarter and six months ended June 30, 2025, respectively. The Company recorded current income tax expense of $31 thousand and $39 thousand for the quarter and six months ended June 30, 2024, respectively.

The Company’s effective tax rate differs from the U.S. federal corporate statutory tax rate of 21 percent primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

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

The Company's secured financing agreements transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated statements of financial condition as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(4,563,063)	$—	$(4,563,063)	$5,856,662	$693	$1,294,292
Interest rate swaps - Gross Assets	2,575	(2,575)	—	—	56,514	56,514
Interest rate swaps - Gross Liabilities	(8,748)	8,748	—	—	—	—
Swap futures - Gross Assets	—	—	—	—	520	520
Swap futures - Gross Liabilities	(301)	—	(301)	—	—	(301)
Interest rate cap - Gross Assets	3,114	(3,114)	—	—	—	—
Interest rate cap - Gross Liabilities	—	—	—	—	(136)	(136)
Other Derivative Assets
Total	$(4,566,423)	$3,059	$(4,563,364)	$5,856,662	$57,591	$1,350,889
(1) Included in other assets

	December 31, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,824,371)	$—	$(2,824,371)	$4,086,097	$17,340	$1,279,066
Interest Rate Swaps - Gross Assets	3,754	(3,754)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	—	—	—	—	(13,486)	(13,486)
Treasury Futures - Gross Assets	117	—	117	—	—	117
Treasury Futures - Gross Liabilities	—	—	—	—	1,098	1,098
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	3,391	(3,391)	—	—	(399)	(399)
Total	$(2,817,109)	$(7,145)	$(2,824,254)	$4,086,097	$4,554	$1,266,396
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

17. Subsequent Events

On July 31, 2025, the Company entered into purchase agreements to acquire base and excess servicing compensation rights, also known as mortgage servicing rights (MSRs), associated with a portfolio of mortgage loans from a licensed, Government-sponsored enterprise (GSE)-approved residential mortgage loan servicer.

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
•our ability to successfully integrate and realize the anticipated benefits of any acquisitions, including the HomeXpress Acquisition (as defined below) and the Palisades Acquisition;
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
•our ability to make distributions to our stockholders in the future; and

•delays and/or unforeseen events that could cause the HomeXpress Acquisition (as defined below) to be delayed or not consummated

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

Executive Summary

We are a publicly traded REIT whose principal business objective is to provide attractive risk-adjusted returns and distributable income through investment performance linked to mortgage credit fundamentals. We are primarily engaged in the business of investing for our own account and on behalf of third-party clients through our investment management and advisory services activities. We invest, directly or indirectly, generally on a levered basis in diversified portfolios of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, MSRs, business purpose and investor loans, including RTLs, and other real estate-related assets.

As of June 30, 2025, based on the fair value of our interest earning assets, approximately 74% of our investment portfolio was allocated to residential mortgage loans, 19% to Agency RMBS, and 7% to Non-Agency RMBS. For comparison, at December 31, 2024, approximately 88% of our investment portfolio was residential mortgage loans, 8% of our investment portfolio was Non-Agency RMBS, and 4% of our investment portfolio was Agency MBS.

We finance our investments using a variety of sources, including securitizations, warehouse facilities, repurchase agreements and other capital market activities which are used for liquidity management as well as to enhance our potential return on equity. We manage interest rate risk using hedging instruments such as interest rate swaps, swaptions, caps, options, and U.S. Treasury futures.

Our investment strategy is intended to be durable across a variety of economic, rate, and credit environments. We continue to approach portfolio management in a disciplined manner and are expecting to operate in an uncertain environment defined in part by elevated interest rates and periods of heightened rate volatility. Consistent with that approach, we were patient with respect to investing the proceeds from resecuritizations closed at the end of the first quarter. As we entered April, volatility was elevated and markets were volatile and as such, we tactically deployed into the wider spread environment with over 85% of our second quarter investments in Agency RMBS settling on May 13, 2025 or later.

In addition, we took a number of strategic actions during the quarter designed to continue expanding our platform capabilities and repositioning the investment portfolio, including:

◦entered into a definitive agreement to acquire HomeXpress Mortgage Corp (“HomeXpress”), which is a leading national non-QM mortgage lender, and which transaction is expected to close in 2025 and is projected to be accretive to our earnings in 2026;
◦invested $2.3 billion ($402 million will settle in the third quarter) in Agency RMBS Pass-throughs;
◦added $1.9 billion in swaps with varying tenors as part of the hedging framework associated with the Agency RMBS portfolio;
◦generated $9 million in revenue attributable to investment management and third-party advisory services; and
◦subsequent to quarter end, closed on the acquisition of $6.5 billion of Fannie Mae mortgage servicing rights through an excess servicing strip partnership.

Market Conditions and our Strategy

Interest Rates

Early in the second quarter of 2025, the U.S. administration imposed a series of tariffs on select countries, impacting global trade and prompting concerns with respect to growth and inflation. Geopolitical tensions in the Middle East and the ongoing conflict between Russia and Ukraine contributed toward market volatility. However, by the midpoint of the quarter, while overall uncertainty still remained, trade tensions began to ease and signs of de-escalation in geopolitical conflicts helped stabilize markets.

Inflation remained contained, the labor market showed resilience, and the Federal Reserve held rates steady while emphasizing a data dependent policy stance. Treasury yields sold off through May and rallied going into quarter end. Corporate credit spreads were tighter with non-agency RMBS spreads ending the quarter slightly wider. Equity markets achieved new heights and liquidity markets remained constructive.

Despite the improved market sentiment, risks remained elevated with the consensus forecasts assigning a 35% to 40% probability of a recession. The Consumer Price Index rose 2.4% year-over-year in June 2025, unchanged from the levels recorded in April and May, while unemployment inched higher and wage growth moderated. With this backdrop, the data did not provide the catalysts necessary for the Federal Reserve to adjust its interest rate policy, which resulted in the target rate being maintained between 4.25% and 4.50% at both the April and June FOMC meetings.

Interest rates rose throughout much of the second quarter before falling near quarter-end. Front-end yields declined while the back end of the curve remained steady, indicating that markets have started to adjust for potential rate cuts while leaving longer term rates subject to expectations surrounding U.S. growth, inflation, fiscal responsibility, and supply-demand dynamics in U.S. government debt markets. The yield on two-year Treasury notes fell by 16 basis points to 3.72%, while the yield on ten-year Treasury notes rose by 2 basis points to 4.23%. Meanwhile, interest rate volatility spiked in early April amid tariff fears, before reversing course and finishing the quarter lower overall.

Credit Spreads

Credit markets reflected a stable-to-positive risk sentiment in the second quarter. Nominal MBS spreads remained flat to slightly wider as volatility subsided and demand stabilized. Corporate spreads tightened by 16 basis points for investment grade and 67 basis points for high yield. In securitized products, the credit curve remained flat to modestly wider, supported by steady collateral performance and demand across the spectrum of investors.

Residential credit fundamentals remained solid, with low defaults, rising home prices, and historically high homeowner equity continuing to support strong performance and investor demand.

Housing Market

Mortgage rates increased modestly in the second quarter, with the Freddie Mac 30-year survey rate increasing from 6.65% to 6.77%. The spread between 30-year mortgage rates and the ten-year Treasury yield widened to 254 basis points by quarter end, up from 244 basis points at the end of the first quarter. Economic factors, including inflation concerns and policy uncertainties, continue to contribute to the current mortgage rate environment.

The S&P CoreLogic Case-Shiller U.S. National Home Price Index increased 1.9% through April 2025, following a 4.0% gain in 2024. The NAR’s Housing Affordability Index improved modestly in the first quarter reading as income levels rose more than mortgage and housing costs. Existing home sales in the U.S. saw a slight increase in May 2025, rising 0.8% to a seasonally adjusted annual rate of 4.03 million, according to the National Association of Realtors. However, this pace is still sluggish compared to historical averages and remains lower than the previous year. Further, the Mortgage Bankers Association’s Refinance Index ended the quarter slightly up, with prepayment speeds still significantly below historical norms attributable in part to more than 5% of current homeowners estimated to hold mortgages with interest rates below 5%, or more than 160 basis points below current rates.

The U.S. continued to face a significant housing shortage, estimated at 4.5 million homes, as development has not kept pace with demand, particularly in high growth geographies. Contributing to this shortfall are factors including higher construction costs and the threat that these costs could rise further under an increased tariff regime along with the effect of immigration policy on labor costs. In addition, increasingly burdensome permitting and zoning regulations further contribute to fewer affordable new homes and delays in delivering new homes to the market.

Q2 2025 Business Highlights

Strategic Acquisition of HomeXpress Mortgage Corp

On June 11, 2025, we entered into a Stock Purchase Agreement (as amended on August 5, 2025 and as may be further amended from time to time, the “Stock Purchase Agreement”) to acquire HomeXpress Mortgage Corp, a Delaware corporation (“HomeXpress”) (the “HomeXpress Acquisition”) from the Sellers as defined in the Stock Purchase Agreement. We have assigned the Stock Purchase Agreement to our wholly-owned subsidiary, Chimera Funding TRS LLC, a Delaware limited liability company (“Funding TRS”). Accordingly, following the closing (the “Closing”) of the HomeXpress Acquisition, HomeXpress will become our indirect wholly-owned subsidiary operating under Funding TRS. As consideration for the HomeXpress Acquisition, we will pay to the Sellers a purchase price consisting of (i) cash in an amount that equals the adjusted book value of Holdco and its subsidiaries, including HomeXpress, as of the Closing, subject to certain adjustments in accordance with the terms of the Stock Purchase Agreement, plus (ii) a premium consisting of (a) $120 million in cash and (b) 2,077,151 shares of our common stock. Closing is expected to occur in the fourth quarter of 2025, subject to the satisfaction of closing conditions as specified in the Stock Purchase Agreement.

The HomeXpress Acquisition is strategically important as we seek to reposition our portfolio and business capabilities, and we believe the HomeXpress Acquisition will benefit us and our investors in multiple ways, including, but not limited to, offering us direct exposure to non-QM loans and further diversifying our source of earnings.

Secured Financing Activity

During the second quarter of 2025, our secured financing costs declined by 61 basis points, and our secured financing agreements (recourse liabilities) increased by a net $1.6 billion reflecting the deployment of leverage to support the Agency RMBS portfolio allocation strategy. As of June 30, 2025, we had no outstanding warehouse financing exposure (recourse liabilities) backed by RPLs.

Investment Activity

Agency RMBS Pass-throughs. Predominantly during the middle and latter half of the quarter, we purchased approximately $2.3 billion of Agency RMBS Pass-throughs, taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. These investments have added portfolio value and enable us to maintain liquidity which we can access for future investments or other strategic objectives, including business acquisitions.

We currently target return on equity from this Agency RMBS allocation in the 12% to 15% range, and in any case, expect the levered return to exceed our cost of capital and be accretive to our earnings.

RTL Loans. We settled $27 million of business purpose residential transition loans during the second quarter that we committed to purchase in first quarter, funded with warehouse facilities and targeting mid-to-high teen levered returns. These loans were purchased with a weighted average asset yield of 8.46%.

Asset Sales. During the quarter, we sold one Non-Agency RMBS for $13 million along with Agency CMO securities for $73 million. In addition, we also sold previously purchased Agency RMBS Pass-through securities of $53 million and reallocated the capital to our current portfolio strategy. We received a total of $138 million in net proceeds from this sale and a total of $98 million after paying the financing on these positions. These sales resulted in a net realized loss of $2 million during the quarter, not including any net realized interest income. Proceeds from the sales were largely re-invested in Agency RMBS that increased our liquidity allocation.

Hedging transactions during the quarter ended June 30, 2025

Residential Credit Portfolio. We continued to maintain our strategy of using interest rate derivatives to mitigate the impact of interest rates on our future financing costs and protect against the potential for higher interest rates eroding our earnings and dividend paying ability. Our hedging strategy in our credit portfolio seeks to limit the impact of higher interest rates, while maintaining optionality in the event interest rates decline in the future. During the quarter, three pay-fixed swaps matured, including (i) a $500 million 3.43% pay-fixed interest rate swap in April 2025, (ii) a $500 million 3.49% pay-fixed interest rate swap in April 2025, and (iii) a $500 million 3.76% pay-fixed interest rate swap in June 2025.

As of June 30, 2025, we maintained open interest rate hedge positions attributable to the residential credit portfolio that included: (i) a $500 million 3.45% pay-fixed interest rate swap maturing in January 2026, (ii) a $1 billion interest rate cap with a strike rate of 3.95% maturing in February 2027, and (iii) $50 million 4.00% par rate equivalent pay-fixed two-year Eris swap futures maturing in March 2027.

Agency RMBS Portfolio. Interest rate swaps and swaptions are valuable tools for managing the interest rate and prepayment risks associated with levered Agency RMBS. By strategically using these derivatives, we seek to mitigate these risks, stabilize cash flows, and potentially enhance the overall risk-adjusted returns of the Agency RMBS portfolio. During the quarter, we executed a variety of interest rate derivative transactions across a range of tenors, including $1.9 billion in pay-fixed interest rate swaps and $2.5 billion in swaptions. We also closed out interest rate swaptions with a range of maturities and underlying swap tenors representing notional balances of $2.1 billion that resulted in net realized loss of $6 million.

Loan Acquisitions. Considering the velocity and magnitude of interest rate movements, we maintain a hedging program to manage the interest rate risk for the time differential between loan purchase commitment and the closing of loans into securitization. We use a combination of various U.S. Treasury futures contracts to hedge our exposure to future financing costs. Our hedging techniques attempt to mitigate the interest rate risk but do not capture the impact of credit spread risk. We did not have any loan commitments or related futures hedges as of the end of the quarter.

Investment and third-party asset management and advisory fees

Palisades generated third-party investment, asset management and advisory fees in the amount of $9 million during the quarter and $18 million for the first half of the year. We continue to see interest from investors in residential asset management and advisory services that offer a solution for investors that want exposure to residential loans but may lack the infrastructure to manage the complexities of the strategy. We added a new mandate during the quarter and anticipate onboarding additional clients throughout 2025.

Operating expenses

Compensation, general and administrative, and servicing expenses were marginally lower during the second quarter as compared to the previous quarter. Compensation expenses were lower this quarter as the first quarter included fully accelerated long-term stock incentive awards for retirement-eligible employees. General and administrative expenses and servicing fees remained flat this quarter compared to last. Our transaction expenses were lower by $5 million this quarter as first quarter expenses were comparatively elevated due to the number of securitization transactions closed.

Strategy Outlook

We expect the second half of the year in many ways to be a continuation of the first half, defined in part by policy uncertainty, tariff announcements, geopolitical risks, and U.S. fiscal concerns. We anticipate markets will continue to vacillate around labor, growth, and inflation data alongside ongoing speculation with respect to the pace of monetary policy easing. Against this backdrop, we are committed to maintaining flexibility, exploring opportunities to expand our platform capabilities, and strategically repositioning our investment portfolio.

The announced acquisition of HomeXpress is an important component of our long-term business strategy; we believe that the HomeXpress Acquisition will further diversify our sources of revenue, give us the ability to manufacture investable assets for our portfolio, provide the ability to cross sell and bundle assets and services solutions for third parties, and create opportunities to strategically retain and reinvest profits.

The repositioning of our investment portfolio is an ongoing initiative that will take time to fully implement, as we adjust our strategy in response to changing market conditions by shifting our asset allocations across various asset classes as interest rate and credit cycles change over time. We are committed to diversifying the portfolio and finding ways to produce liquidity both organically and through our access to capital markets. We intend to maintain sufficient liquidity and optionality to capitalize on market opportunities aligned with our portfolio and business growth objectives.

In addition to supporting our regulatory compliance, we believe that our Agency RMBS allocation provides portfolio diversity, stable cash flows and dividend paying ability, protection in periods of high market volatility, and a source of liquidity for opportunistic asset and business acquisitions. We also intend to continue evaluating opportunities to acquire MSRs, which we believe will help balance the duration risk in our securitized loan portfolio, as well as diversify our sources of earnings to pay our dividends.

We declared a $0.37 dividend per common share in the second quarter of 2025. Our economic return (as measured by the change in book value per common share plus common stock dividend) was 0.5% for the second quarter of 2025.
Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended June 30, 2025 and March 31, 2025, and the six months ended June 30, 2025 and June 30, 2024.

Net Income (Loss)
(dollars in thousands, except share and per share data)
	For the Quarters Ended			For the Six Months Ended
	June 30, 2025	March 31, 2025	QoQ Change	June 30, 2025	June 30, 2024	YoY Change
Net interest income:
Interest income (1)	$201,297	$190,616	$10,681	$391,914	$373,291	$18,623
Interest expense (2)	135,287	121,397	13,890	256,684	240,889	15,795
Net interest income	66,010	69,219	(3,209)	135,230	132,402	2,828

Increase (decrease) in provision for credit losses	4,409	3,387	1,022	7,796	5,032	2,764

Other income (losses):
Net unrealized gains (losses) on derivatives	(2,554)	(6,469)	3,915	(9,024)	17,144	(26,168)
Realized gains (losses) on derivatives	(17,954)	82	(18,036)	(17,872)	(17,317)	(555)
Periodic interest on derivatives, net	5,067	4,135	932	9,202	12,448	(3,246)
Net gains (losses) on derivatives	(15,441)	(2,252)	(13,189)	(17,694)	12,275	(29,969)
Investment management and advisory fees	8,810	8,936	(126)	17,745	—	17,745
Net unrealized gains (losses) on financial instruments at fair value	6,971	128,895	(121,924)	135,866	87,995	47,871
Net realized gains (losses) on sales of investments	(1,915)	—	(1,915)	(1,915)	(3,750)	1,835
Gains (losses) on extinguishment of debt	—	2,122	(2,122)	2,122	—	2,122
Other investment gains (losses)	2,953	(417)	3,370	2,536	5,687	(3,151)
Total other income (losses)	1,378	137,284	(135,906)	138,660	102,207	36,453

Other expenses:
Compensation and benefits	11,660	13,085	(1,425)	24,745	16,226	8,519
General and administrative expenses	6,815	6,907	(92)	13,721	11,993	1,726
Servicing and asset manager fees	7,306	7,431	(125)	14,737	15,134	(397)
Amortization of intangibles and depreciation expenses	949	951	(2)	1,902	—	1,902
Transaction expenses	390	5,688	(5,298)	6,077	67	6,010
Total other expenses	27,120	34,062	(6,942)	61,182	43,420	17,762
Income (loss) before income taxes	35,859	169,052	(133,193)	204,912	186,157	18,755
Income taxes	409	1,755	(1,346)	2,165	39	2,126
Net income (loss)	$35,450	$167,297	$(131,847)	$202,747	$186,118	$16,629

Dividends on preferred stock	21,426	21,357	69	42,783	41,188	1,595

Net income (loss) available to common shareholders	$14,024	$145,940	$(131,916)	$159,964	$144,930	$15,034

Net income (loss) per share available to common shareholders:
Basic	$0.17	$1.79	$(1.62)	$1.97	$1.78	$0.19
Diluted	$0.17	$1.77	$(1.60)	$1.94	$1.76	$0.17

Weighted average number of common shares outstanding:
Basic	81,408,087	81,350,497	57,590	81,386,680	81,326,944	59,736
Diluted	82,600,108	82,394,218	205,890	82,564,708	82,301,992	262,716

Dividends declared per share of common stock	$0.37	$0.37	$—	$0.74	$0.68	$0.06
(1) Includes interest income of consolidated VIEs of $141,818 and $144,402 for the quarters ended June 30, 2025 and March 31, 2025, respectively, and $286,220 and $290,943 for the six months ended June 30, 2025 and 2024, respectively.
(2) Includes interest expense of consolidated VIEs of $73,038, and $69,651 for the quarters ended June 30, 2025 and March 31, 2025, respectively, and $142,690 and $142,815 for the six months ended June 30, 2025 and 2024, respectively.

Results of Operations for the quarters Ended June 30, 2025 and March 31, 2025, and for the six months ended June 30, 2024 and June 30, 2024.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities, and investment and asset management fees earned through our investment management and advisory business.

Quarter ended June 30, 2025 compared to the quarter ended March 31, 2025

For the quarter ended June 30, 2025, our net income available to common shareholders was $14 million, or $0.17 per average basic common share, as compared to a net income available to common shareholders of $146 million, or $1.79 per average basic common share for the quarter ended March 31, 2025. The decrease in net income available to common shareholders for the quarter ended June 30, 2025, as compared to the quarter ended March 31, 2025, was primarily driven by a decrease in unrealized gains on financial instruments at fair value of $122 million and an increase in net loss on derivatives of $13 million, partially offset by an increase in other investments gains of $3 million. During the quarter ended June 30, 2025, we had unrealized gains on financial instruments at fair value of $7 million, net interest income of $66 million, and investment management and advisory fees of $9 million, offset in part by operating expenses of $27 million and preferred stock dividend of $21 million.

As discussed earlier, during the second quarter of 2025, the yield on two-year U.S Treasury Notes fell by sixteen basis points, while the yield on ten-year U.S. Treasury Notes and residential credit spreads remained relatively flat resulting in lower market pricing gains on our investment as compared to the first quarter of 2025.

Six Months Ended June 30, 2025 compared to the six months ended June 30, 2024

For the six months ended June 30, 2025, our net income available to common shareholders was $160 million, or $1.97 per average basic common share, compared to a net income of $145 million, or $1.78 per average basic common share for the six months ended June 30, 2024. The increase in net income available to common shareholders for the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024 was primarily driven by an increase in net unrealized gains on financial instruments at fair value of $48 million and an increase in investment management and advisory fees of $18 million. This increase was offset in part by a decrease on net gains on derivatives of $30 million, an increase in transaction expense of $6 million due to higher securitization activity, and an increase in compensation expense of $9 million due to an increase in overall employee headcount and additional compensation expense related to the Palisades Acquisition during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Interest Income

Quarter ended June 30, 2025 compared to the quarter ended March 31, 2025

Interest income increased by approximately $10 million or 5.1%, to $201 million for the quarter ended June 30, 2025, as compared to $191 million for the quarter ended March 31, 2025. The increase in our interest income during the quarter ended June 30, 2025 was primarily driven by our Agency RMBS purchases as we took advantage of relative value opportunities and increased our liquid security allocation, as compared to the previous quarter. During the quarter ended June 30, 2025, the interest income on our Agency RMBS portfolio increased by $12 million as compared to the quarter ended March 31, 2025 driven by our Agency Pass-through purchases, which was partially offset by a decrease of $3 million on our Loans held for investment portfolio due to lower loan balances.

Six Months Ended June 30, 2025 compared to the six months ended June 30, 2024

Interest income increased by $19 million, or 5.0%, to $392 million for the six months ended June 30, 2025 as compared to $373 million, for the six months ended June 30, 2024. This increase was primarily driven by our Agency CMO and Agency Pass-through purchases during the period. During the six months ended June 30, 2025, the interest income on our Agency RMBS portfolio increased by $24 million driven by these purchases as compared to the six months ended June 30, 2024. The increase in interest income is offset by a decreases in income on our Non-agency RMBS and Loans held for investment portfolios of $3 million and $1 million, respectively, due to declining asset balances.

Interest Expense

Quarter ended June 30, 2025 compared to the quarter ended March 31, 2025

Interest expense increased by $14 million, or 11.4%, to $135 million for the quarter ended June 30, 2025, as compared to $121 million for the quarter ended March 31, 2025. This increase was primarily driven by an increase in our borrowings under secured financing agreements collateralized by Agency RMBS balance of $807 million to finance the Agency RMBS purchases during the quarter. During the quarter ended June 30, 2025, the interest expense on secured financing agreements collateralized by Agency RMBS increased by $8 million due to higher balances. Additionally, the interest expense on Securitized debt, collateralized by Loans held for investments and secured financing agreements collateralized by Loans held for investments increased by $3 million and $2 million, respectively, due to higher financing rates during the quarter ended June 30, 2025, as compared to the quarter ended March 31, 2025.

Six Months Ended June 30, 2025 compared to the six months ended June 30, 2024

Interest expense increased by $16 million, or 6.6%, to $257 million for the six months ended June 30, 2025, as compared to $241 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in interest expense on our secured financing agreements collateralized by Agency RMBS of $15 million, driven by higher borrowings to finance our Agency CMO and Agency Pass-through purchases during the six months ended June 30, 2025, as compared to the prior period. Additionally, the interest expense on our Long Term Debt increased to $7 million during the six months ended June 30, 2025 as compared to $1 million for the six months ended June 30, 2024, driven by our additional unsecured long term debt issuance.

These increases were offset by a decrease in our average securitized debt balance of $486 million, which decreased our interest expense on Securitized debt by $1 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. As we rebalanced our investment portfolio, we reduced our average secured financing agreements collateralized by Agency CMBS and Non-Agency RMBS, which combined with lower financing costs, decreased our interest expense on secured financing agreements collateralized by Agency CMBS and Non-Agency RMBS by $5 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest cost of derivatives and excludes interest earned on cash. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our derivatives, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps and Swap futures are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate derivatives with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest on derivatives and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Economic Net Interest Income
For the Quarter Ended June 30, 2025	$201,297	$135,287	$(5,067)	$130,220	$66,010	$5,067	$(2,002)	$69,075
For the Quarter Ended March 31, 2025	$190,616	$121,397	$(4,135)	$117,262	$69,219	$4,135	$(1,050)	$72,304
For the Quarter Ended December 31, 2024	$192,364	$126,540	$(4,542)	$121,997	$65,824	$4,542	$(1,169)	$69,197
For the Quarter Ended September 30, 2024	$195,295	$128,844	$(6,789)	$122,054	$66,451	$6,789	$(1,729)	$71,511
For the Quarter Ended June 30, 2024	$186,717	$119,422	$(6,971)	$112,451	$67,295	$6,971	$(1,872)	$72,394
(1) Primarily interest income on cash and cash equivalents.

Net Interest Rate Spread

The following tables shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarters Ended
	June 30, 2025			March 31, 2025
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$1,422,791	$19,649	5.5%	$627,478	$7,158	5.6%
Agency CMBS	41,709	1,264	12.1%	41,607	548	5.3%
Non-Agency RMBS	962,840	28,289	11.8%	987,344	28,269	11.5%
Loans held for investment	10,856,968	150,093	5.5%	11,091,882	153,591	5.5%
Total	$13,284,308	$199,295	6.0%	$12,748,311	$189,566	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$1,294,316	$12,428	4.6%	$487,288	$4,730	4.6%
Agency CMBS	30,572	346	4.5%	29,972	338	4.5%
Non-Agency RMBS	629,610	9,330	5.9%	647,628	9,569	5.9%
Loans held for investment	1,851,517	29,628	6.4%	1,828,760	27,450	6.0%
Securitized debt	7,555,801	75,014	4.0%	7,636,038	71,701	3.8%
Long term debt	139,750	3,474	9.9%	139,750	3,474	9.9%
Total	$11,501,566	$130,220	4.5%	$10,769,436	$117,262	4.4%

Economic net interest income/net interest rate spread		$69,075	1.5%		$72,304	1.5%

Net interest-earning assets/net interest margin	$1,782,742		2.1%	$1,978,875		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.18

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$1,445,971	$26,807	5.5%	$459,554	$3,044	6.3%
Agency CMBS	41,683	1,812	8.7%	56,059	1,313	4.7%
Non-Agency RMBS	974,489	56,558	11.6%	967,723	59,462	12.3%
Loans held for investment	10,965,678	303,685	5.5%	11,457,259	305,019	5.3%
Total	$13,427,821	$388,862	5.8%	$12,940,595	$368,838	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$1,306,879	$17,158	4.6%	$376,644	$1,858	5.6%
Agency CMBS	30,234	684	4.5%	41,028	1,162	5.7%
Non-Agency RMBS	638,508	18,899	5.9%	669,251	23,024	6.9%
Loans held for investment	1,838,307	57,079	6.2%	1,686,151	54,276	6.4%
Securitized debt	7,579,850	146,716	3.9%	8,066,197	147,432	3.7%
Long term debt	139,750	6,947	9.9%	65,000	691	9.8%
Total	$11,533,528	$247,483	4.3%	$10,904,271	$228,442	4.2%

Economic net interest income/net interest rate spread		$141,379	1.5%		$140,396	1.6%

Net interest-earning assets/net interest margin	$1,894,293		2.1%	$2,036,324		2.2%

Ratio of interest-earning assets to interest bearing liabilities	1.16			1.19

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

Economic Net Interest Income and the Average Earning Assets

Quarter ended June 30, 2025 compared to the quarter ended March 31, 2025

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $3 million to $69 million for the quarter ended June 30, 2025 from $72 million for the quarter ended March 31, 2025. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, remained unchanged at 1.5% for the quarter ended June 30, 2025, as compared to the quarter ended March 31, 2025.

Our Average net interest-earning assets decreased by $196 million to $1.8 billion for the quarter ended June 30, 2025, compared to $2.0 billion for the quarter ended March 31, 2025. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points to 2.1% for the quarter ended June 30, 2025, as compared to 2.3% for the quarter ended March 31, 2025.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $1 million to $141 million for the six months ended June 30, 2025 from $140 million for the six months ended June 30, 2024. The net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 10 basis points to 2.1% for the six months ended June 30, 2025, as compared to 2.2% for the six months ended June 30, 2024.

Our Average net interest-earning assets decreased by $142 million to $1.9 billion for the six months ended June 30, 2025, compared to $2.0 billion for the same period of 2024. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 10 basis points for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2025	$11,501,566	$130,220	4.50%	4.32%	4.30%	0.02%
For the Quarter Ended March 31, 2025	$10,769,436	$117,262	4.40%	4.31%	4.30%	0.01%
For the Quarter Ended December 31, 2024	$10,880,840	$121,997	4.48%	4.59%	4.50%	0.09%
For the Quarter Ended September 30, 2024	$10,904,969	$122,054	4.48%	5.29%	5.24%	0.05%
For the Quarter Ended June 30, 2024	$10,741,156	$112,451	4.24%	5.33%	5.33%	0.00%

Average interest-bearing liabilities increased by $732 million for the quarter ended June 30, 2025, as compared to the quarter ended March 31, 2025. Economic interest expense increased by $13 million for the quarter ended June 30, 2025, as compared to the quarter ended March 31, 2025, due to an increase in borrowings under our secured financing agreements to fund our Agency RMBS purchases.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended June 30, 2025, we recorded an increase in provision for credit losses of $4 million, as compared to an increase in provision of credit losses of $3 million for the quarter ended March 31, 2025. For the six months ended June 30, 2025, we recorded an increase in provision for credit losses of $8 million, as compared to an increase in provision of credit losses of $5 million for the six months ended June 30, 2024. The changes in provision for credit losses for the quarter and six months ended June 30, 2025, as compared to the quarter and six months ended March 31, 2025 and June 30, 2024, are primarily due to a deterioration in cashflows on certain investments.

Net Gains (Losses) on Derivatives

We use derivatives to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our interest rate swaps, swap futures, and swaptions during the period as well as sales, terminations and settlements of our swaps, swaptions, interest rate cap and U.S. Treasury futures.

The tables below show a summary of our net gains (losses) on derivative instruments, for the quarters ended June 30, 2025 and March 31, 2025, and six months ended June 30, 2025 and June 30, 2024, respectively.

	For the Quarters Ended
	June 30, 2025	March 31, 2025
	(dollars in thousands)
Periodic interest on derivatives, net	$5,067	$4,135
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	(11,941)	—
Swap futures	(390)	—
Treasury futures	—	82
Swaptions	(5,623)	—
Interest Rate Cap	—	—
Total realized gains (losses) on derivative instruments, net	(17,954)	82
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	(26)	(3,870)
Swap futures	(400)	(240)
Treasury futures	—	(117)
Swaptions	—	—
Interest Rate Cap	(2,128)	(2,242)
Total unrealized gains (losses) on derivative instruments, net:	(2,554)	(6,469)
Total gains (losses) on derivative instruments, net	$(15,441)	$(2,252)

	For the Six Months Ended
	June 30, 2025	June 30, 2024
	(dollars in thousands)
Periodic interest on derivatives, net	$9,202	$12,448
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	(11,941)	—
Swap futures	(390)	(17,317)
Treasury futures	82	—
Swaptions	(5,623)	—
Interest Rate Cap	—	—
Total realized gains (losses) on derivative instruments, net	(17,872)	(17,317)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	(3,896)	19,480
Swap futures	(641)	—
Treasury futures	(117)	(2,605)
Swaptions	—	269
Interest Rate Cap	(4,370)	—
Total unrealized gains (losses) on derivative instruments, net:	(9,024)	17,144
Total gains (losses) on derivative instruments, net	$(17,694)	$12,275

During the quarters ended June 30, 2025 and March 31, 2025, we recognized total net losses on derivatives of $15 million and $2 million, respectively. During the six months ended June 30, 2025 and June 30, 2024, we recognized total net losses on derivatives of $18 million and net gains on derivatives of $12 million, respectively.

Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swaps at June 30, 2025 was 3.61% and the weighted average receive rate was 4.14%. At June 30, 2025, the weighted average maturity on our interest rate swaps was less than 6 years. The weighted average pay rate on our interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on our interest rate swaps was less than one year.

We had a realized loss of $3 million related to the swap terminations during the quarter ended June 30, 2025. We had realized losses of $9 million related to the maturity of three swaps during the quarter and six months ended June 30, 2025. We had a realized loss of $17 million related to the maturity of one swap during the quarter and six months ended June 30, 2024.

During the quarter ended June 30, 2025, we had realized loss of $6 million on the sale of 29 swaption contracts. During the six months ended June 30, 2025, we exercised a swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate.

During the quarter ended June 30, 2024, we exercised one swaption contract with a $500 million notional, and entered into a one-year swap with $500 million notional and a weighted average fixed pay rate of 3.76%. During the six months ended June 30, 2024, we exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the quarter and six months ended June 30, 2025, we covered our open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand. During the quarter and six months ended June 30, 2024, we entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively.

During the quarter ended June 30, 2025, we had a realized loss of $390 thousand on the sale of 400 10-year SOFR, Swap future contracts, 400 two-year SOFR swap future contracts and 250 five-year SOFR swap future contracts. During the quarter and six months ended June 30, 2025, we are short 500 two-year SOFR Swap future contracts. The net par equivalent pay fixed on our Swap futures at June 30, 2025 was 4.05% and the weighted average receive rate was 4.45%. At June 30, 2024, we held no Swap future contracts.

During the six months ended June 30, 2025, we entered into an Interest rate cap. We paid $7 million for a two year Interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At June 30, 2024, we held no Interest rate caps.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $9 million for the quarters ended June 30, 2025 and March 31, 2025, respectively. We recognized investment management and advisory fees of $18 million during the six months ended June 30, 2025.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter June 30, 2025, the yield on two-year U.S. Treasury Notes fell by sixteen basis points, while the yield on ten-year U.S. Treasury Notes rose by two basis points and the residential credit spreads remained relatively unchanged resulting in market pricing that remained relatively flat to slightly up compared to prior quarter end. We recorded net unrealized gains on financial instruments at fair value of $7 million and $129 million for the quarters ended June 30, 2025 and March 31, 2025, respectively. We recorded net unrealized gains on financial instruments at fair value of $136 million and $88 million for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

During the quarter ended June 30, 2025, we rebalanced a portion of our investment portfolio and sold certain of our Agency CMO, Agency RMBS and Non-Agency RMBS assets, which resulted in a net realized loss of $2 million. Proceeds from these sales were largely re-invested in liquid Agency RMBS Pass-through securities. We had a net realized loss of $4 million during the six months ended June 30, 2024 which was primarily driven by our sales of Agency CMBS investments as a part of our portfolio optimization efforts.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended June 30, 2025 and March 31, 2025 and during the six months ended June 30, 2025 and June 30, 2024.

Securitized Debt Collateralized by Loans Held for Investment

We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended June 30, 2025 and during the quarter and six months ended June 30, 2024. We acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million during the six months ended June 30, 2025.

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

At June 30, 2025, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At June 30, 2025, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $3 million and $7 million for the quarter and six months ended June 30, 2025, respectively.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2025	$18,865	0.54%	2.86%
For the Quarter Ended March 31, 2025	$25,680	0.78%	3.97%
For the Quarter Ended December 31, 2024	$28,240	0.84%	4.29%
For the Quarter Ended September 30, 2024	$15,130	0.45%	2.25%
For the Quarter Ended June 30, 2024	$13,287	0.41%	2.01%

Compensation and benefits costs decreased slightly and were $12 million and $13 million for the quarters ended June 30, 2025 and March 31, 2025, respectively. Compensation and benefits costs were approximately $25 million and $16 million for the six months ended June 30, 2025 and June 30, 2024. The decrease in Compensation and benefits costs for the quarter ended June 30, 2025 compared to the quarter ended March 31, 2025, was primarily due to the first quarter expense including fully accelerated long-term stock incentive awards for the retirement eligible employees. The increase in Compensation and benefits costs for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was driven by higher overall compensation expense related to the increase in employee headcount and Palisades Acquisition.

The general and administrative expenses remained unchanged at $7 million for the quarters ended June 30, 2025 and March 31, 2025, respectively. G&A expenses were approximately $14 million and $12 million for the six months ended June 30, 2025 and June 30, 2024. G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, rent and independent investment consulting expenses.

During the quarter ended June 30, 2025, we incurred transaction expenses of $390 thousand in relation to the HomeXpress Acquisition. During the quarter ended March 31, 2025, we incurred transaction expenses of $6 million due to securitizations.

Servicing and Asset Manager Fee Expense

Servicing fees and asset manager expenses remained relatively unchanged at $7 million for the quarters ended June 30, 2025 and March 31, 2025, respectively. Servicing fees and asset manager expenses remained relatively unchanged at $15 million for the six months ended June 30, 2025 and June 30, 2024, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. Servicing fees generally ranged from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Amortization of intangibles and depreciation expenses

We recognized intangible assets related to investment management agreements and developed technology acquired in the transaction. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the Palisades Acquisition during the fourth quarter of 2024. During the quarters ended June 30, 2025 and March 31, 2025, we recognized amortization of intangible assets and depreciation expense of $949 thousand and $951 thousand. During the six months ended June 30, 2025, we recognized amortization of intangible assets and depreciation expense of $2 million.

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

We view Earnings available for distribution as one measure of our investment portfolio's ability to generate income for distribution to common stockholders. Earnings available for distribution is one of the metrics, but not the exclusive metric, that our Board of Directors uses to determine the amount, if any, of dividends on our common stock. Other metrics that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include, among others, REIT taxable income, dividend yield, book value, cash generated from the portfolio, reinvestment opportunities and other cash needs. To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income (subject to certain adjustments) annually. Earnings available for distribution, however, is different than REIT taxable income. For example, differences between Earnings available for distribution and REIT taxable income generally may result from whether the REIT uses mark-to-market accounting for GAAP purposes, accretion of market discount or OID and amortization of premium, and differences in the treatment of securitizations for GAAP and tax purposes, among other items. Further, REIT taxable income generally does not include earnings of our domestic TRSs unless such income is distributed from current or accumulated earnings and profits. The determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income is not based on Earnings available for distribution and Earnings available for distribution should not be considered as an indication of our REIT taxable income, a guaranty of our ability to pay dividends, or as a proxy for the amount of dividends we may pay. We believe Earnings available for distribution helps us and investors evaluate our financial performance period over period without the impact of certain non-recurring transactions. Therefore, Earnings available for distribution should not be viewed in isolation and is not a substitute for or superior to net income or net income per basic share computed in accordance with GAAP. In addition, our methodology for calculating Earnings available for distribution may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our Earnings available for distribution may not be comparable to the Earnings available for distribution reported by other REITs.

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to Earnings available for distribution and related per average diluted common share amounts. Earnings available for distribution is presented on an adjusted dilutive shares basis.

	For the Quarters Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(dollars in thousands, except per share data)
GAAP Net income (loss) available to common stockholders	$14,024	$145,940	$(168,275)	$113,672	$33,913
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	(6,971)	(128,895)	181,197	(104,012)	(11,231)
Net realized (gains) losses on sales of investments	1,915	—	1,468	—	—
(Gains) losses on extinguishment of debt	—	(2,122)	—	—	—
Increase (decrease) in provision for credit losses	4,409	3,387	4,448	358	3,684
Net unrealized (gains) losses on derivatives	2,554	6,469	(276)	14,457	(11,955)
Realized (gains) losses on derivatives	17,954	(82)	(641)	4,864	17,317
Transaction expenses	390	5,688	4,707	2,317	—
Stock Compensation expense for retirement eligible awards	(501)	1,432	(307)	(424)	(419)
Amortization of intangibles and depreciation expenses (2)	949	951	321	—	—
Non-cash imputed compensation related to business acquisition	341	341	10,296	—	—
Other investment (gains) losses	(2,953)	417	(2,490)	(1,366)	(1,001)
Earnings available for distribution	$32,111	$33,526	$30,448	$29,866	$30,308

GAAP net income (loss) per diluted common share	$0.17	$1.77	$(2.07)	$1.39	$0.41
Earnings available for distribution per adjusted diluted common share	$0.39	$0.41	$0.37	$0.36	$0.37
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

	For the Quarters Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Weighted average diluted shares - GAAP	82,600,108	82,394,218	81,266,223	81,855,872	82,281,890
Potentially dilutive shares (1)	—	—	1,263,734	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	82,600,108	82,394,218	82,529,957	81,855,872	82,281,890
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended December 31, 2024.

Earnings available for distribution for the quarter ended June 30, 2025 were $32 million, or $0.39 per average diluted common share, and decreased by $2 million, compared to $34 million, or $0.41 per average diluted common share for the quarter ended March 31, 2025. This decrease in Earnings available for distribution was primarily due to the timing of the Agency RMBS Pass-through investments which occurred during the middle of the quarter.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2025	5.38%	10.49%	7.54%
For the Quarter Ended March 31, 2025	25.89%	11.19%	8.10%
For the Quarter Ended December 31, 2024	(22.27)%	10.52%	7.16%
For the Quarter Ended September 30, 2024	20.30%	10.64%	6.79%
For the Quarter Ended June 30, 2024	8.57%	11.06%	7.08%
Return on average equity was 5.38% for the quarter ended June 30, 2025, as compared to 25.89% for the quarter ended March 31, 2025. This decrease was primarily driven by lower mark to market gains on our investment portfolio. Economic net interest income as a percentage of average equity decreased by 70 basis points for the quarter ended June 30, 2025 as compared to the quarter ended March 31, 2025. Earnings available for distribution as a percentage of average common equity decreased by 56 basis points for the quarter ended June 30, 2025, as compared to the quarter ended March 31, 2025, primarily driven by higher interest expense on secured financing agreements collateralized by Agency RMBS.

Financial Condition

Portfolio Review

During the six months ended June 30, 2025, we focused our efforts on taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. During the six months ended June 30, 2025, on an aggregate basis, we purchased $2.4 billion of investments and received $840 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Interest earning assets at period-end (1)	$14,326,573	$12,780,065
Interest bearing liabilities at period-end	$11,737,352	$10,014,759
GAAP Leverage at period-end	4.5:1	4.0:1
GAAP Leverage at period-end (recourse)	1.8:1	1.2:1
(1) Excludes cash and cash equivalents.

	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	6.8%	7.9%	7.1%	8.3%
Senior	3.2%	3.7%	4.0%	4.8%
Subordinated	2.5%	3.0%	2.5%	2.9%
Interest-only	1.1%	1.2%	0.6%	0.6%
Agency RMBS	18.2%	3.7%	18.3%	3.7%
Pass-through	15.6%	—%	15.7%	—%
CMO	2.5%	3.6%	2.5%	3.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	0.4%	0.4%	0.3%	0.4%
Project loans	0.3%	0.3%	0.2%	0.3%
Interest-only	0.1%	0.1%	0.1%	0.1%
Loans held for investment	74.6%	88.0%	74.3%	87.6%
Fixed-rate percentage of portfolio	85.7%	87.9%	85.1%	87.3%
Adjustable-rate percentage of portfolio	14.3%	12.1%	14.9%	12.7%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio at June 30, 2025 and December 31, 2024. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency MBS
Senior	$968,382	$43.69	$59.30	5.7%	18.7%	4.3%	4.6%	2.0%	1.7%	22.4%	1.4%
Subordinated	$613,051	$58.52	$57.79	4.4%	7.9%	8.5%	7.7%	0.4%	0.6%	29.3%	6.9%
Interest-only	$2,535,660	$5.91	$3.25	0.7%	4.4%	4.8%	5.2%	0.8%	0.9%	35.9%	—%
Agency RMBS
Pass-through	$2,334,802	$95.79	$96.65	4.7%	5.4%	5.7%	5.1%	N/A	N/A	N/A	N/A
CMO	$362,333	$99.97	$99.69	5.5%	5.6%	12.4%	10.5%	N/A	N/A	N/A	N/A
Interest-only	$375,663	$5.06	$4.23	0.8%	6.6%	9.2%	8.8%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$39,719	$101.52	$89.92	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$289,334	$1.94	$2.06	0.6%	9.4%	5.6%	3.1%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	$9,471,413	$97.78	$97.75	5.7%	5.6%	6.7%	6.5%	0.7%	0.4%	30.0%	8.8%
Prime Loans	$403,539	$90.84	$94.03	4.3%	5.9%	8.3%	5.7%	—%	—%	37.8%	—%
Investor Loans	$799,462	$102.53	$101.35	6.9%	6.5%	14.4%	14.2%	0.1%	0.1%	7.3%	15.3%
Business Purpose Loans	$214,732	$100.38	$99.21	8.7%	6.6%	52.9%	24.6%	0.2%	0.6%	10.6%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency MBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%	4.5%	4.9%	1.1%	1.5%	14.7%	1.9%
Subordinated	$648,977	$59.18	$57.99	4.5%	8.0%	7.4%	7.0%	1.1%	0.8%	29.7%	6.8%
Interest-only	$2,644,741	$5.81	$2.77	0.7%	6.6%	5.0%	5.3%	0.8%	0.8%	39.5%	—%
Agency RMBS
CMO	$464,640	$99.97	$99.36	5.8%	5.8%	15.7%	—%	N/A	N/A	N/A	N/A
Interest-only	$380,311	$5.15	$4.41	0.6%	6.9%	9.4%	9.0%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	$40,882	$101.51	$84.07	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	$449,437	$1.36	$1.43	0.5%	8.9%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	$10,322,156	$98.05	$96.14	5.5%	5.6%	6.7%	6.2%	0.7%	0.7%	25.1%	8.3%
Prime Loans	$420,446	$90.75	$92.50	4.3%	5.9%	6.0%	4.1%	—%	—%	37.8%	—%
Investor Loans	$573,748	$102.04	$98.64	6.5%	6.4%	12.6%	9.8%	—%	—%	—%	14.7%
Business Purpose Loans	$343,071	$100.74	$100.01	6.8%	8.9%	27.8%	14.3%	1.2%	0.2%	4.5%	6.8%
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Balance, beginning of period	$110,861	$117,203	$123,953	$125,881	$130,624
Accretion of discount	(8,253)	(7,705)	(8,855)	(10,949)	(11,142)
Purchases	—	—	—	2,834	919
Sales	188	—	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	5,616	1,363	2,105	6,187	5,480
Balance, end of period	$108,412	$110,861	$117,203	$123,953	$125,881

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

Current Period

We held cash and cash equivalents of approximately $250 million and $84 million at June 30, 2025 and December 31, 2024, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $166 million from December 31, 2024 to June 30, 2025.

Our operating activities provided net cash of approximately $41 million and $126 million for the six months ended June 30, 2025 and 2024, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $149 million and $163 million during the quarters ended June 30, 2025 and 2024, respectively.

Our investing activities used cash of $1.4 billion and provided cash of $135 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we used cash to purchase $1.9 billion of Agency MBS and $436 million of Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $840 million, collectively. During the six months ended June 30, 2024, we received cash for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $672 million and from sale of our Agency MBS of $35 million. This cash received was offset in part by cash used on investment purchases of $443 million of Agency MBS, $80 million of Loans held for investment, and $49 million of Non-Agency RMBS.

Our financing activities provided cash of $1.5 billion and used cash of $320 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, we received cash from net proceeds on our secured financing agreements of $1.7 billion, and proceeds received from our secured debt borrowings of $780 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $903 million, and payment of common and preferred dividends of $104 million. During the six months ended June 30, 2024, we primarily used cash for repayment of principal on our securitized debt of $568 million and payment of common and preferred dividends of $91 million. This cash used was offset in part by net proceeds provided by our secured financing agreements of $276 million and cash provided by the issuance of unsecured notes of $62 million.

Our recourse leverage increased at June 30, 2025 to 1.8:1 as compared to 1.2:1 at December 31, 2024. This increase was primarily driven by higher borrowings under secured financing agreements to finance our Agency RMBS purchases. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of June 30, 2025 and December 31, 2024, we had $311 million and $526 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At June 30, 2025 and December 31, 2024, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	June 30, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	—	N/A	$—	—	N/A
1 to 29 days	2,334,912	4.68%	4.47% - 7.18%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	376,179	6.21%	5.08% - 6.83%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	296,139	5.35%	4.72% - 6.54%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	286,563	7.26%	5.50% - 7.47%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	133,902	5.86%	5.07% - 6.51%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	220,180	5.96%	5.62% - 6.57%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	601,662	8.28%	7.75% - 8.57%	—	N/A	N/A
2 to 3 years	321,856	5.00%	5.00% - 6.14%	337,245	5.02%	5.02% - 5.02%
Total	$4,571,393	5.60%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $1 million of deferred financing costs as of June 30, 2025.

Average remaining maturity of Secured financing agreements secured by:
	June 30, 2025	December 31, 2024
Agency RMBS	15 Days	16 Days
Agency CMBS	8 Days	8 Days
Non-Agency RMBS and Loans held for investment	317 Days	237 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At June 30, 2025, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.5%, Agency CMBS was 5.4%, and Non-Agency RMBS and Loans held for investment was 25.7%. At December 31, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5%, and Non-Agency RMBS and Loans held for investment was 26.0%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of June 30, 2025, we have entered into $924 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of June 30, 2025 we have $498 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our Consolidated Financial Statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At June 30, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.5%, Agency CMBS was 4.5% and Non-Agency MBS and Loans held for investment was 6.6%. At December 31, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.8%, Agency CMBS was 4.8% and Non-Agency MBS and Loans held for investment was 6.8%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2025 and December 31, 2024 was $322 million and $337 million, respectively. The fair value of collateral pledged was $374 million and $383 million as of June 30, 2025 and December 31, 2024, respectively. We carry this secured financing instrument at fair value of $314 million and $319 million as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At June 30, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At June 30, 2025, the maturity on the secured financing agreements at fair value was two years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End June 30, 2025	$3,806,015	$4,563,063
Quarter End March 31, 2025	$2,925,366	$2,994,191
Quarter End December 31, 2024	$3,019,337	$2,824,371
Quarter End September 30, 2024	$2,986,995	$3,228,748
Quarter End June 30, 2024	$2,561,042	$2,699,299

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2025 and December 31, 2024, the carrying value of our total interest-bearing debt was approximately $11.7 billion and $9.9 billion, respectively, which represented a leverage ratio of approximately 4.5:1 and 4.0:1, respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2025, we had secured financing agreements with 17 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of June 30, 2025 and December 31, 2024, we had $5.9 billion and $4.1 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, Swap futures, swaptions, U.S. Treasury futures and Interest rate caps. The average remaining maturities on our interest rate swaps at June 30, 2025 was less than one year. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our Swap futures at June 30, 2025 is two years. The Swap futures are exchange traded instrument. Similar to our interest rate swaps we post collateral when we are in a net loss position. The Interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the Interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2025:

June 30, 2025

Country	Number of Counterparties	Secured Financing Agreement	Derivative Instruments at Fair Value	Exposure (1)
(dollars in thousands)
United States	10	$2,709,721	$1,876	$594,896
Japan	3	1,170,742	—	533,235
Canada	2	374,406	(5,236)	105,866
Spain	1	40,217	—	2,325
South Korea	1	$276,307	$—	$14,265
Total	17	$4,571,393	$(3,360)	$1,250,587
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At June 30, 2025, we had amounts at risk with Nomura of 19% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 330 days. The amount at risk with Nomura was $489 million. At December 31, 2024, we had amounts at risk with Nomura of 20% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

At June 30, 2025, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarters ended June 30, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of June 30, 2025.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters ended June 30, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of June 30, 2025.

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarters and six months ended June 30, 2025. We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2024, respectively.

We declared dividends to Series B preferred stockholders of $8 million and $17 million, or $0.65 and $1.30 per preferred share, during the quarter and six months ended June 30, 2025. We declared dividends to Series B preferred stockholders of $9 million and $16 million or $0.71 and $1.21 per preferred share, during the quarter and six months ended June 30, 2024.

We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarters and six months ended June 30, 2025. We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2024.

We declared dividends to Series D preferred stockholders of $5 million and $10 million, $0.63 or $1.26 per preferred share, during the quarter and six months ended June 30, 2025. We declared dividends to Series D preferred stockholders of $6 million and $10 million, or $0.70 and $1.20 per preferred share, during the quarter and six months ended June 30, 2024, respectively.

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

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26% per annum have automatically replaced, or will automatically replace, three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

As of June 30, 2025, approximately 4 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of our Board of Directors had previously approved a Stock Award Deferral Program (the "Deferral Program"). The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of our Board of Directors approved irrevocably terminating the Executive Officer Plan and suspending new deferral elections under the Director Plan. The Executive Officer Plan will be liquidated on November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date will be paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At June 30, 2025 and December 31, 2024, there are approximately 162 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At June 30, 2025 and December 31, 2024, there are approximately 281 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarters and six months ended June 30, 2025 and 2024, we granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward senior management, employees and directors of the Company for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 58 thousand and 362 thousand RSU awards during the quarter and six months ended June 30, 2025 with a grant date fair value of $1 million and $5 million for the 2025 performance year. We granted 61 thousand and 240 thousand RSU awards during the quarter and six months ended June 30, 2024 with a grant date fair value of $1 million and $4 million, for the 2024 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the six months ended June 30, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the six months ended June 30, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the six months ended June 30, 2025, we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the six months ended June 30, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

At June 30, 2025 and December 31, 2024, there were approximately $2 million and $1 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.
Contractual Obligations and Commitments
The following tables summarize our contractual obligations at June 30, 2025 and December 31, 2024. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$3,647,875	$923,518	$—	$—	$4,571,393
Securitized debt, collateralized by Non-Agency RMBS	—	—	—	2	2
Securitized debt at fair value, collateralized by Loans held for investment	1,272,191	2,095,590	1,934,672	2,157,496	7,459,949
Interest expense on MBS secured financing agreements (1)	29,895	5,478	—	—	35,373
Interest expense on securitized debt (1)	257,264	394,960	259,693	328,080	1,239,997
Total	$5,207,225	$3,419,546	$2,194,365	$2,485,578	$13,306,714
(1) Interest is based on variable rates in effect as of June 30, 2025.

December 31, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,504,915	$337,245	$—	$—	$2,842,160
Securitized debt, collateralized by Non-Agency RMBS	—	13	—	13	26
Securitized debt at fair value, collateralized by Loans held for investment	1,288,028	2,091,147	1,937,868	2,253,020	7,570,063
Interest expense on MBS secured financing agreements (1)	29,737	1,364	—	—	31,101
Interest expense on securitized debt (1)	255,162	394,250	257,323	292,081	1,198,816
Total	$4,077,842	$2,824,019	$2,195,191	$2,545,114	$11,642,166
(1) Interest is based on variable rates in effect as of December 31, 2024.

Not included in the tables above are the unfunded construction loan commitments of $3 million and $5 million as of June 30, 2025 and December 31, 2024. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and six months ended June 30, 2025, we did not make any additional funding toward the commitment, and the total funding remained at $56 million, leaving an unfunded commitment of $19 million.

Capital Expenditure Requirements

At June 30, 2025 and December 31, 2024, we had no material commitments for capital expenditures.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Balance, beginning of period	$89,065	$85,305	$81,368	$78,366	$98,035
Realized losses	(1,613)	(1,811)	(1,182)	534	(1,940)
Accretion	3,072	2,906	2,820	2,926	3,140
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	—	—	48	—	(2)
Increase/(decrease)	41	2,665	2,251	(458)	(20,867)
Balance, end of period	$90,565	$89,065	$85,305	$81,368	$78,366

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Balance, beginning of period	$106,961	$143,228	$181,895	$190,675	$213,050
Realized losses	(7,816)	(3,583)	(6,180)	(6,226)	(8,149)
Accretion	1,439	1,087	2,584	2,703	2,964
Losses on purchases	—	—	—	—	—
Increase/(decrease)	2,143	(33,771)	(35,071)	(5,257)	(17,190)
Balance, end of period	$102,727	$106,961	$143,228	$181,895	$190,675

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2025 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	June 30, 2025
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	8.75%	4.11%
-50 Basis Points	4.59%	2.08%
Base Interest Rate	—	—
+50 Basis Points	(4.62)%	(2.07)%
+100 Basis Points	(9.34)%	(4.03)%
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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2025. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

June 30, 2025
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,090,801	$5,858,437	$648,409	$6,749,413	$14,347,059
Cash equivalents	250,223	—	—	—	250,223
Total rate sensitive assets	$1,341,024	$5,858,437	$648,409	$6,749,413	$14,597,282

Rate sensitive liabilities	4,996,601	3,729,675	554,015	2,309,829	11,590,120
Interest rate sensitivity gap	$(3,655,577)	$2,128,762	$94,394	$4,439,584	$3,007,162

Cumulative rate sensitivity gap	$(3,655,577)	$(1,526,815)	$(1,432,421)	$3,007,163

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(25)%	(10)%	(10)%	21%

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management designed to assess and manage risk to achieve our strategic goals. The “First Layer of Defense” consists of assessing key risks indicators facing each respective business unit within the Company. Our risk management unit is an independent group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to understand, monitor, manage and escalate risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes Oxley. The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to the Audit Committee of the Board of Directors.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the second quarter of 2025.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the 2024 Form 10-K.

Completion of the HomeXpress Acquisition remains subject to conditions and we may fail to realize the expected benefits of the HomeXpress Acquisition.

The HomeXpress Acquisition is subject to various customary closing conditions. There is no assurance that these closing conditions will be satisfied in a timely manner or at all. If the HomeXpress Acquisition is not completed within the expected timeframe, such delay may materially and adversely affect the benefits that we may expect to achieve as a result of the HomeXpress Acquisition and could result in additional transaction costs or other effects associated with the uncertainty.

In addition, we may be required to devote significant attention and resources to successfully integrate HomeXpress’ operations into our existing business. This integration process may disrupt our business and, if ineffective, would limit the anticipated benefits of the HomeXpress Acquisition. Failure to achieve the anticipated benefits of the HomeXpress Acquisition could adversely affect our results of operations.

We have incurred, and may continue to incur, substantial expenses related to the HomeXpress Acquisition.

We have incurred substantial legal, accounting, financial advisory and other costs in connection with the HomeXpress Acquisition. We may incur significant additional costs in connection with the completion of the HomeXpress. There are a number of factors beyond our control that could affect the total amount or the timing of the transaction and integration expenses. Many of the expenses that will be incurred are, by their nature, difficult to estimate accurately at the present time.

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

The Company did not repurchase any of its common stock during the quarters and six months ended June 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Amendment to Stock Purchase Agreement

As previously disclosed on our Current Report on Form 8-K filed with the SEC on June 12, 2025 (as amended by the Form 8-K/A filed with the SEC on June 13, 2025), on June 11, 2025, we entered into a Stock Purchase Agreement (the “Original Stock Purchase Agreement”) to acquire (through our wholly-owned subsidiary Chimera Funding TRS, LLC), directly or indirectly, HomeXpress. As part of the consideration in respect thereof, we have agreed to issue 2,077,151 shares (the “Shares”) of our common stock to the Sellers (as defined in the Original Stock Purchase Agreement) upon the closing of the acquisition (the “Closing”). At the time, we expected to file with the SEC a registration statement on Form S-4 to cover the issuance of the common stock portion of the purchase price.

On August 5, 2025, we and the Sellers entered into a First Amendment (the “Amendment”) to the Original Stock Purchase Agreement (the Original Stock Purchase Agreement, as amended by the Amendment, is referred to herein as the “Stock Purchase Agreement”). The Amendment, among other things, removes our obligation to file a registration statement on Form S-4 to register the offer and sale of the Shares as contemplated in the Original Stock Purchase Agreement. Instead, the Shares will be issued in a private placement pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and we became obligated to enter into the Registration Rights Agreement described immediately below.

Registration Rights Agreement

In connection with the Amendment, on August 5, 2025, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Sellers, pursuant to which we granted the Sellers certain registration rights with respect to the Shares.

On the date of the Closing or as soon as reasonably practicable after the Closing, but in no event later than 10 calendar after the Closing, we have agreed to file a resale shelf registration statement on Form S-3 or an automatic shelf registration statement, or other forms as may be appropriate and available, registering the resale of all of the Shares held by the Sellers (the “Resale Shelf”). Following the initial effectiveness of the Resale Shelf, we are required to use our reasonable best efforts to maintain such effectiveness continuously until the date on which there are no longer any “Registrable Shares”, as defined in the Registration Rights Agreement.

The Registration Rights Agreement contains customary “blackout” and similar provisions, as well as customary provisions related to indemnification and contribution provisions.

The foregoing description of each of the Amendment and the Registration Rights Agreement does not purport to be complete and is qualified in its entirety by the terms of the Amendment and the Registration Rights Agreement, copies of which are filed as Exhibits 2.2 and 10.2, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Unregistered Sale of Equity Securities

The information set forth above under “Amendment to Stock Purchase Agreement” is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated June 11, 2025, by and among Chimera Investment Corporation and the Sellers and their Representatives, each as defined therein (filed as Exhibit 2.1 to the Company’s Report on Form 8-K/A filed on June 13, 2025 and incorporated herein by reference).

2.2	First Amendment to Stock Purchase Agreement, dated August 5, 2025, by and among Chimera Investment Corporation and the Sellers and their Representatives, each as defined therein.
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

10.2	Registration Rights Agreement, dated August 5, 2025, by and among Chimera Investment Corporation and the Holders as defined therein.
31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Phillip J. Kardis II
Phillip J. Kardis II
President and Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: August 6, 2025

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: August 6, 2025