Form 10-Q
period 2025-09-30
CHIMERA INVESTMENT CORP
filed 2025-11-06
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland		26-0630461
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification Number)
630 Fifth Avenue, Suite 2400
New York,	New York	10111
(Address of Principal Executive Offices)		(Zip Code)

(888) 895-6557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRD	New York Stock Exchange
9.000% Senior Notes due 2029	CIMN	New York Stock Exchange
9.250% Senior Notes due 2029	CIMO	New York Stock Exchange
8.875% Senior Notes due 2030	CIMP	New York Stock Exchange

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2025
Common Stock, $0.01 par value	83,151,407

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of September 30, 2025 (Unaudited) and December 31, 2024 (Derived from the audited consolidated financial statements as of December 31, 2024)	2
	Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2025 and 2024	3
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2025 and 2024	4
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2025 and 2024	5
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	47
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	73
ITEM 4	CONTROLS AND PROCEDURES	79

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	79
ITEM 1A.	RISK FACTORS	79
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	79
ITEM 5.	OTHER INFORMATION	80
ITEM 6.	EXHIBITS	81
	SIGNATURES	83

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
(Unaudited)
	September 30, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$491,475	$83,998
Non-Agency RMBS, at fair value (net of allowance for credit losses of $38 million and $28 million, respectively)	868,838	1,064,169
Agency MBS, at fair value	2,924,476	519,218
Loans held for investment, at fair value	10,317,799	11,196,678
Receivable for investments sold	189,591	—
Accrued interest receivable	72,232	81,386
Other assets	213,444	170,924
Interests in MSR financing receivables	35,528	—
Derivatives, at fair value	2,112	117
Total assets (1)	$15,115,495	$13,116,490
Liabilities:
Secured financing agreements ($6.1 billion and $4.1 billion pledged as collateral, respectively, and includes $310 million and $319 million at fair value, respectively)	$4,876,986	$2,824,371
Securitized debt, collateralized by Non-Agency RMBS ($216 million and $229 million pledged as collateral, respectively)	67,558	71,247
Securitized debt at fair value, collateralized by Loans held for investment ($9.8 billion and $10.2 billion pledged as collateral, respectively)	7,022,941	6,984,495
Long term debt	251,017	134,646
Payable for investments purchased	193,366	454,730
Accrued interest payable	38,029	41,472
Dividends payable	35,395	34,265
Accounts payable and other liabilities	53,605	45,075
Derivatives, at fair value, net	5,360	—
Total liabilities (1)	$12,544,257	$10,590,301
Commitments and Contingencies (See Note 17)
Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 81,072,943 and 80,922,221 shares issued and outstanding, respectively	811	809
Additional paid-in-capital	4,399,548	4,390,516
Accumulated other comprehensive income	149,432	159,449
Cumulative earnings	4,543,278	4,341,111
Cumulative distributions to stockholders	(6,522,203)	(6,366,068)
Total stockholders' equity	$2,571,238	$2,526,189
Total liabilities and stockholders' equity	$15,115,495	$13,116,490
(1) The Company's Consolidated Statements of Financial Condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2025, and December 31, 2024, total assets of consolidated VIEs were $9,655,438 and $9,970,094, respectively, and total liabilities of consolidated VIEs were $7,403,098 and $6,766,505, respectively. See Note 9 for further discussion.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net interest income:
Interest income (1)	$209,100	$195,295	$601,014	$568,586
Interest expense (2)	144,089	128,844	400,773	369,733
Net interest income	65,011	66,451	200,241	198,853

Increase (decrease) in provision for credit losses	2,587	358	10,383	5,389

Other income (losses):
Net unrealized gains (losses) on derivatives	(7,907)	(14,457)	(16,932)	2,687
Realized gains (losses) on derivatives	2,015	(4,864)	(15,857)	(22,181)
Periodic interest on derivatives, net	5,751	6,789	14,953	19,237
Net gains (losses) on derivatives	(141)	(12,532)	(17,836)	(257)
Investment management and advisory fees	8,509	—	26,254	—
Interest income from investment in MSR financing receivables (3)	500	—	500	—
Net unrealized gains (losses) on financial instruments at fair value	(36,995)	104,012	98,872	192,008
Net realized gains (losses) on sales of investments	1,991	—	76	(3,750)
Gains (losses) on extinguishment of debt	—	—	2,122	—
Other investment gains (losses)	1,945	1,366	4,481	7,053
Total other income (losses)	(24,191)	92,846	114,469	195,054

Other expenses:
Compensation and benefits	13,756	7,203	38,501	23,427
General and administrative expenses	6,936	5,610	20,658	17,605
Servicing and asset manager fees	6,991	7,334	21,726	22,470
Amortization of intangibles and depreciation expenses	948	—	2,850	—
Transaction expenses	9,931	2,317	16,009	2,384
Total other expenses	38,562	22,464	99,744	65,886
Income before income taxes	(329)	136,475	204,583	322,632
Income tax expense	251	16	2,416	55
Net (loss) income	$(580)	$136,459	$202,167	$322,577

Dividends on preferred stock	21,417	22,787	64,200	63,975

Net (loss) income available to common shareholders	$(21,997)	$113,672	$137,967	$258,602

Net (loss) income per share available to common shareholders:
Basic	$(0.27)	$1.41	$1.69	$3.20
Diluted	$(0.27)	$1.39	$1.67	$3.16

Weighted average number of common shares outstanding:
Basic	81,507,492	80,810,861	81,435,782	80,753,709
Diluted	81,507,492	81,855,872	82,696,006	81,716,629
(1) Includes interest income of consolidated VIEs of $137,597 and $146,007 for the quarters ended September 30, 2025, and 2024, respectively, and $423,817 and $436,950 for the nine months ended September 30, 2025 and 2024, respectively. See Note 9 for further discussion.
(2) Includes interest expense of consolidated VIEs of $70,387 and $71,668 for the quarters ended September 30, 2025, and 2024, respectively, and $213,076 and $214,483 for the nine months ended September 30, 2025 and 2024, respectively. See Note 9 for further discussion.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $363 and $0 for the quarters ended September 30, 2025 and 2024, respectively, and $363 and $0 for the nine months ended September 30, 2025 and 2024, respectively. See Note 9 for further discussion.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Comprehensive income (loss):
Net (loss) income	$(580)	$136,459	$202,167	$322,577
Other comprehensive (loss) income:
Unrealized gains (losses) on available-for-sale securities, net	(5,059)	9,544	(12,073)	(2,022)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	2,056	—	2,056	—
Other comprehensive (loss) income	$(3,003)	$9,544	$(10,017)	$(2,022)
Comprehensive (loss) income before preferred stock dividends	$(3,583)	$146,003	$192,150	$320,555
Dividends on preferred stock	$21,417	$22,787	$64,200	$63,975
Comprehensive (loss) income available to common stock shareholders	$(25,000)	$123,216	$127,950	$256,580

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2025	$58	$130	$104	$80	$810	$4,397,084	$152,435	$4,543,858	$(6,470,028)	$2,624,531
Net income (loss)	—	—	—	—	—	—	—	(580)	—	(580)
Other comprehensive income (loss)	—	—	—	—	—	—	(3,003)	—	—	(3,003)
Stock based compensation	—	—	—	—	1	2,123	—	—	—	2,124
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(30,758)	(30,758)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,417)	(21,417)
Balance, September 30, 2025	$58	$130	$104	$80	$811	$4,399,548	$149,432	$4,543,278	$(6,522,203)	$2,571,238

For the Quarter Ended September 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2024	$58	$130	$104	$80	$805	$4,375,538	$174,102	$4,351,164	$(6,260,713)	$2,641,268
Net income (loss)	—	—	—	—	—	—	—	136,459	—	136,459
Other comprehensive income (loss)	—	—	—	—	—	—	9,544	—	—	9,544
Stock based compensation	—	—	—	—	4	3,212	—	—	—	3,216
Common dividends declared	—	—	—	—	—	—	—	—	(30,388)	(30,388)
Preferred dividends declared	—	—	—	—	—	—	—	—	(22,787)	(22,787)
Balance, September 30, 2024	$58	$130	$104	$80	$809	$4,378,750	$183,646	$4,487,623	$(6,313,888)	$2,737,312

For the Nine Months Ended September 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income	—	—	—	—	—	—		202,167	—	202,167
Other comprehensive income (loss)	—	—	—	—	—		(10,017)	—	—	(10,017)
Stock based compensation	—	—	—	—	2	8,009	—	—	—	8,011
Non-cash contribution from related party	—	—	—	—	—	1,023	—	—	—	1,023
Common dividends declared	—	—	—	—	—	—	—	—	(91,935)	(91,935)
Preferred dividends declared	—	—	—	—	—	—	—	—	(64,200)	(64,200)
Balance, September 30, 2025	$58	$130	$104	$80	$811	$4,399,548	$149,432	$4,543,278	$(6,522,203)	$2,571,238

For the Nine Months Ended September 30, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income (loss)	—	—	—	—	—	—	—	322,577	—	322,577
Other comprehensive income (loss)	—	—	—	—	—	—	(2,022)	—	—	(2,022)
Stock based compensation	—	—	—	—	5	8,620	—	—	—	8,625
Common dividends declared	—	—	—	—	—	—	—	—	(86,812)	(86,812)
Preferred dividends declared	—	—	—	—	—	—	—	—	(63,975)	(63,975)
Balance, September 30, 2024	$58	$130	$104	$80	$809	$4,378,750	$183,646	$4,487,623	$(6,313,888)	$2,737,312

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities:
Net income	$202,167	$322,577
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) Amortization of investment discounts/premiums, net	(11,083)	10,594
Accretion (amortization) of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	12,606	10,524
Net unrealized losses (gains) on derivatives	16,932	(2,687)
Proceeds (payments) for derivative settlements	—	14,517
Margin (paid) received on derivatives	(61,027)	(18,513)
Net unrealized losses (gains) on financial instruments at fair value	(98,872)	(192,008)
Net realized losses (gains) on sales of investments	(76)	3,750
Other investment (gains) losses	(4,481)	(7,053)
Net increase (decrease) in provision for credit losses	10,383	5,389
Amortization of intangibles and depreciation expenses	2,850	—
(Gain) loss on extinguishment of debt	(2,122)	—
Equity-based compensation expense	8,009	8,625
Non-cash imputed compensation related to business acquisition	1,023	—
Changes in operating assets:
Decrease (increase) in accrued interest receivable, net	9,154	7
Decrease (increase) in other assets	(182,465)	2,191
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	4,331	8,281
Increase (decrease) in accrued interest payable, net	(3,436)	1,527
Net cash (used in) provided by operating activities	$(96,107)	$167,722
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(3,316,400)	$(985,976)
Sales	1,045,557	34,672
Principal payments	101,434	36,679
Non-Agency RMBS portfolio:
Purchases	—	(96,159)
Sales	141,967	—
Principal payments	72,909	57,868
Loans held for investment:
Purchases	(439,773)	(523,022)
Sales	—	—
Principal payments	1,112,512	964,508
MSR:
Payments on purchases of investment in MSR financing receivables	(38,221)	—
Receipt of distributions on investment in MSR financing receivables	—	—
Net cash used in investing activities	$(1,320,015)	$(511,430)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$38,239,697	$21,453,553
Payments on secured financing agreements	(36,197,462)	(20,662,572)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	1,011,244	340,097
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,190,353)	(874,432)

Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(16)	(97)
Net proceeds from issuance of unsecured debt	115,494	134,181
Common dividends paid	(90,805)	(88,967)
Preferred dividends paid	(64,200)	(82,413)
Net cash provided by financing activities	$1,823,599	$219,350
Net increase (decrease) in cash and cash equivalents	407,477	(124,358)
Cash and cash equivalents at beginning of period	83,998	221,684
Cash and cash equivalents at end of period	$491,475	$97,326

Supplemental disclosure of cash flow information:
Interest received	$599,085	$579,187
Interest paid	$391,609	$357,685
Non-cash investing activities:
Payable for investments purchased	$193,366	$123,902
Receivable for investments sold	$189,591	$—
Net change in unrealized gain (loss) on available-for sale securities	$(10,018)	$(2,022)

Non-cash financing activities:
Dividends declared, not yet paid	$35,395	$33,961

See accompanying notes to the consolidated financial statements.

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

The Company is an internally managed REIT whose principal business objective is to provide attractive risk-adjusted returns and distributable income through investment performance linked to mortgage credit fundamentals. Through its mortgage lending, investment management, and advisory services platforms, the Company operates as a fully integrated mortgage business that originates, manages, and invests in a diversified range of mortgage assets. The Company invests, directly or indirectly, generally on a levered basis across a spectrum of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, MSRs, business purpose and investor loans, including RTLs, and other real estate-related assets. Through its subsidiary, it also originates consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q:

•Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”);
•GSE refers to a government-sponsored enterprise, such as Fannie Mae, Freddie Mac and Ginnie Mae;
•MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans;
•Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively;
•RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans;
•Pass-through refers to Agency-issued pass-through RMBS collateralized primarily by pools of fixed-rate single-family mortgage loans;
•CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans;
•Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency;
•Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS;
•Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency;
•ABS refers to asset-backed securities;
•RTLs refer to residential transition loans;
•RPLs refer to re-performing loans;
•IO refers to Interest-only securities;
•MSRs refers to mortgage servicing rights;
•QM refers to qualified mortgages that are designed for borrowers who meet traditional lending criteria and comply with regulatory standards for safety and affordability;
•Non-QM refers to non-qualified mortgages that are designed for borrowers who do not meet traditional qualified mortgage standards; and
•Non-MTM refers to non-mark-to-market facilities, which are financial arrangements that do not require the regular revaluation of assets based on current market prices.

The Company conducts its operations through various subsidiaries including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has thirteen wholly-owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013; Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera RR Holding LLC formed in April 2016; NYH Funding LLC, a TRS formed in May 2019; Kali 2020 Holdings LLC formed in May 2020; Varuna Capital Partners LLC formed in September 2020; Aarna Holdings LLC formed in November 2020; CIM Advisory Holding TRS LLC formed in October 2024; and CIM XSMSR LLC formed in July 2025.

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $87 thousand in asset manager fees for the nine months ended September 30, 2025.

On July 31, 2025, the Company entered into purchase agreements to acquire base and excess servicing compensation rights, also known as MSRs, associated with a $6.5 billion portfolio of mortgage loans from a licensed, GSE-approved residential mortgage loan servicer, which enables the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. CIM Funding TRS, through a direct and wholly owned subsidiary, entered into a Reference Spread Agreement for Agency Loans (“RESPA”) to purchase the base servicing fee on the mortgage servicing loans at a rate of 12.5 basis points less the cost of servicing and other ancillary fees and income. A consolidated VIE of the Company entered into a True Excess Spread Agreement for FNMA Loans (“TESPA”) to purchase the servicing spread in excess of the 12.5 basis point base servicing fee. The Company's investment in MSRs, net of any related financing obtained by the mortgage loan servicer, was $38 million.

On October 1, 2025, the Company acquired HomeXpress Mortgage Corp. (“HomeXpress”). HomeXpress is a leading originator of consumer Non-QM, investor business purpose, and other non-Agency mortgage loan products, as well as an originator of Agency mortgage loans with a nationwide presence across 46 states and D.C.

On May 18, 2022, the Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and nine months ended September 30, 2025, the Company funded $637 thousand towards that commitment, which brought the total funding to $57 million, leaving an unfunded commitment of $18 million. The Company's investment in this fund is accounted for as an equity method investment in Other assets on the Consolidated Statements of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statements of Operations. Kah Capital Management ceased to provide asset servicing oversight as of the end of the first quarter of 2025. Accordingly, there were no mortgage asset servicing oversight fees to Kah Capital Management during the quarter ended September 30, 2025. The Company paid $118 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the nine months ended September 30, 2025. The Company paid $128 thousand and $398 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter and nine months ended September 30, 2024. These fees are reported within Other expenses on the Consolidated Statements of Operations.

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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 5), residential mortgage loans (Notes 4 and 5), secured financing agreements (Notes 5 and 6), securitized debt (Notes 5 and 7), interests in MSR financing receivables (Notes 5 and 10), goodwill and intangibles included in Other assets, contingent earn-out liability included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition. Actual results could differ materially from those estimates.

(d) Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2025 or December 31, 2024.

(e) MSR Financing Receivables

The Company invests in MSR financing receivables which represent the contractual right to receive cash flows associated with MSRs through a structured transaction and related financing arrangement. In these arrangements, a licensed servicer holds legal title to the MSRs and is responsible for performing all servicing activities, while the Company provides financing or capital support and, in return, receives the economic benefits of an excess servicing spread and related servicing cash flows.

Interests in MSR financing receivables

The Company classifies its Interests in MSR financing receivables as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including interest rates, discount rates, and prepayment rates.

Interest income from investment in MSR financing receivables

Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when earned and received and included within Interest income from investment in MSR financing receivables on the Consolidated Statements of Operations. The Company does not apply the effective interest method or a level-yield approach in the recognition of interest income on these investments.

(f) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 to the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2024.

(g) Segment Reporting

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

(h) Recent Accounting Pronouncement

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires entities to provide additional information about federal, state and foreign incomes taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

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

In August 2025, the FASB issued ASU 2025‑05, Credit Losses on Accounts Receivable (Subtopic 310-10), which updates the guidance for recognizing and measuring credit losses on accounts receivable and other financial assets. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods beginning after that date. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect its adoption to have a material effect on its consolidated financial statements.

In August 2025, the FASB issued ASU 2025‑06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350‑40), which updates the guidance for capitalizing internal-use software development costs. The amendments are effective for fiscal years beginning after December 15, 2027, and interim periods beginning after that date. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect its adoption to have a material effect on its consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS, to include residential and residential interest-only MBS, Pass-through securities, residential CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gain/losses of the Company's MBS investments as of September 30, 2025 and December 31, 2024.

September 30, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$865,570	$28,665	$(484,528)	$409,707	$(36,073)	$520,586	$150,051	$(3,099)	$146,952
Subordinated	499,426	1,887	(241,778)	259,535	(2,222)	265,181	22,956	(15,088)	7,868
Interest-only	2,481,658	148,446	—	148,446	—	83,071	13,968	(79,343)	(65,375)
Agency RMBS
Pass-through	2,561,414	12,851	(86,586)	2,487,679	—	2,520,538	34,480	(1,621)	32,859
CMO	350,865	2	(94)	350,773	—	352,826	2,386	(333)	2,053
Interest-only	370,958	18,766	—	18,766	—	15,683	664	(3,747)	(3,083)
Agency CMBS
Project loans	39,706	604	—	40,310	—	32,457	—	(7,853)	(7,853)
Interest-only	124,271	3,421	—	3,421	—	2,972	135	(584)	(449)
Total	$7,293,868	$214,642	$(812,986)	$3,718,637	$(38,295)	$3,793,314	$224,640	$(111,668)	$112,972

December 31, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Losses	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,010,128	$21,356	$(550,352)	$481,132	$(25,472)	$614,493	$164,600	$(5,767)	$158,833
Subordinated	648,977	3,234	(265,211)	387,000	(2,925)	376,341	20,167	(27,901)	(7,734)
Interest-only	2,644,741	153,571	—	153,571	—	73,335	13,164	(93,400)	(80,236)
Agency RMBS
CMO	464,640	5	(123)	464,522	—	461,656	106	(2,972)	(2,866)
Interest-only	380,311	19,594	—	19,594	—	16,784	1,410	(4,220)	(2,810)
Agency CMBS
Project loans	40,882	620	—	41,502	—	34,370	—	(7,132)	(7,132)
Interest-only	449,437	6,134	—	6,134	—	6,408	949	(675)	274
Total	$5,639,116	$204,514	$(815,686)	$1,553,455	$(28,397)	$1,583,387	$200,396	$(142,067)	$58,329

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2025 and December 31, 2024. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	September 30, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$13,233	$(202)	3	$17,708	$(2,897)	4	$30,942	$(3,099)	7
Subordinated	9,185	(310)	2	100,886	(14,778)	15	110,071	(15,088)	17
Interest-only	5,042	(177)	4	45,203	(79,166)	126	50,245	(79,343)	130
Agency RMBS
Pass-through	682,638	(1,621)	31	—	—	—	682,638	(1,621)	31
CMO	58,012	(333)	1	—	—	—	58,012	(333)	1
Interest-only	5,134	(84)	2	3,018	(3,663)	5	8,151	(3,747)	7
Agency CMBS
Project loans	4,239	(809)	2	28,217	(7,044)	31	32,456	(7,853)	33
Interest-only	—	—	—	1,458	(584)	1	1,458	(584)	1
Total	$777,483	$(3,536)	45	$196,490	$(108,132)	182	$973,973	$(111,668)	227

	December 31, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$65,051	$(757)	13	$35,492	$(5,010)	6	$100,544	$(5,767)	19
Subordinated	27,799	(1,135)	7	167,742	(26,766)	29	195,541	(27,901)	36
Interest-only	6,061	(1,118)	12	35,734	(92,282)	124	41,795	(93,400)	136
Agency RMBS
CMO	399,502	(2,972)	7	—	—	—	399,502	(2,972)	7
Interest-only	1,614	(69)	1	8,269	(4,151)	7	9,882	(4,220)	8
Agency CMBS
Project loans	5,234	(901)	4	29,136	(6,231)	32	34,370	(7,132)	36
Interest-only	1,775	(83)	1	2,039	(592)	3	3,814	(675)	4
Total	$507,036	$(7,035)	45	$278,412	$(135,032)	201	$785,448	$(142,067)	246

At September 30, 2025, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. During the period, the Company sold certain securities, resulting in reductions to the unrealized losses associated with these securities totaling $485 thousand. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2025.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $10 million and $15 million, at September 30, 2025 and December 31, 2024, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and nine months ended September 30, 2025 and September 30, 2024 are presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$36,194	$23,591	$28,397	$18,560

Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	183	6	520	1,595
Allowance on purchased financial assets with credit deterioration	—	—	—	—
Reductions for the securities sold during the period	(485)	—	(485)	—
Increase/(decrease) on securities with an allowance in the prior period	2,513	(1,440)	10,531	1,810
Write-offs charged against the allowance	(222)	(110)	(811)	(412)
Recoveries of amounts previously written off	112	1,902	143	2,396
Ending allowance for credit losses	$38,295	$23,949	$38,295	$23,949

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$140,754	7.2%	1.4%	31.4%
Subordinated	$48,384	6.0%	0.3%	49.5%

	December 31, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$130,669	7.5%	1.8%	32.6%
Subordinated	$58,914	6.2%	0.3%	44.5%

The increase in the allowance for credit losses for the quarter and nine months ended September 30, 2025, is primarily due to a deterioration in cashflows on certain investments, compared to the same period of 2024. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at September 30, 2025 and December 31, 2024.

	September 30, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$150,051	$—	$150,051	$(3,099)	$—	$(3,099)
Subordinated	9,363	13,593	22,956	(6,883)	(8,205)	(15,088)
Interest-only	—	13,968	13,968	—	(79,343)	(79,343)
Agency RMBS
Pass-through	—	34,480	34,480	—	(1,621)	(1,621)
CMO	—	2,386	2,386	—	(333)	(333)
Interest-only	—	664	664	—	(3,747)	(3,747)
Agency CMBS
Project loans	—	—	—	—	(7,853)	(7,853)
Interest-only	—	135	135	—	(584)	(584)
Total	$159,414	$65,226	$224,640	$(9,982)	$(101,686)	$(111,668)

	December 31, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$164,600	$—	$164,600	$(4,483)	$(1,285)	$(5,767)
Subordinated	9,774	10,393	20,167	(10,442)	(17,459)	(27,901)
Interest-only	—	13,164	13,164	—	(93,400)	(93,400)
Agency RMBS
CMO	—	106	106	—	(2,972)	(2,972)
Interest-only	—	1,410	1,410	—	(4,220)	(4,220)
Agency CMBS
Project loans	—	—	—	—	(7,132)	(7,132)
Interest-only	—	949	949	—	(675)	(675)
Total	$174,374	$26,022	$200,396	$(14,925)	$(127,142)	$(142,067)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$865,570	$43.17	$60.14	5.7%	20.2%
Subordinated	499,426	51.52	53.10	4.3%	8.9%
Interest-only	2,481,658	5.98	3.35	0.7%	4.5%
Agency RMBS
Pass-through	2,561,414	97.12	98.40	4.9%	5.3%
CMO	350,865	99.97	100.56	5.5%	5.6%
Interest-only	370,958	5.06	4.23	0.7%	6.8%
Agency CMBS
Project loans	39,706	101.52	81.74	3.4%	3.3%
Interest-only	124,271	2.75	2.39	0.9%	12.8%
(1) Bond Equivalent Yield at period end.

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%
Subordinated	648,977	59.18	57.99	4.5%	8.0%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%
Interest-only	380,311	5.15	4.41	0.7%	6.9%
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%
Interest-only	449,437	1.36	1.43	0.5%	8.9%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2025 and December 31, 2024 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers a variety of factors, including but not limited to current interest rates, forward interest rate projections, shape and steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, and other borrower, loan, property, or market-related characteristics that may influence prepayment behavior.

	September 30, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$11,052	$62,306	$206,418	$240,810	$520,586
Subordinated	—	81,078	55,681	128,422	265,181
Interest-only	231	31,881	48,339	2,620	83,071
Agency RMBS
Pass-through	—	—	2,344,296	176,242	2,520,538
CMO	—	—	352,826	—	352,826
Interest-only	3,551	12,132	—	—	15,683
Agency CMBS
Project loans	—	—	—	32,457	32,457
Interest-only	—	2,972	—	—	2,972
Total fair value	$14,834	$190,369	$3,007,560	$580,551	$3,793,314
Amortized cost
Non-Agency RMBS
Senior	$10,775	$62,777	$163,287	$172,868	$409,707
Subordinated	—	74,520	53,313	131,701	259,535
Interest-only	14,658	69,467	60,956	3,365	148,446
Agency RMBS
Pass-through	—	—	2,314,576	173,104	2,487,679
CMO	—	—	350,773	—	350,773
Interest-only	3,593	15,173	—	—	18,766
Agency CMBS
Project loans	—	—	—	40,310	40,310
Interest-only	—	3,421	—	—	3,421
Total amortized cost	$29,027	$225,359	$2,942,905	$521,348	$3,718,637

	December 31, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,171	$66,384	$251,104	$280,834	$614,493
Subordinated	494	81,838	132,286	161,723	376,341
Interest-only	171	25,717	44,751	2,696	73,335
Agency RMBS
CMO	—	—	62,156	399,500	461,656
Interest-only	4,708	12,076	—	—	16,784
Agency CMBS
Project loans	—	—	—	34,370	34,370
Interest-only	17	6,391	—	—	6,408
Total fair value	$21,561	$192,406	$490,297	$879,123	$1,583,387
Amortized cost
Non-Agency RMBS
Senior	$13,760	$60,686	$204,530	$202,156	$481,132
Subordinated	784	77,210	135,147	173,859	387,000
Interest-only	18,060	61,959	68,306	5,246	153,571
Agency RMBS
CMO	—	—	62,050	402,472	464,522
Interest-only	6,101	13,493	—	—	19,594
Agency CMBS
Project loans	—	—	—	41,502	41,502
Interest-only	189	5,945	—	—	6,134
Total amortized cost	$38,895	$219,293	$470,032	$825,235	$1,553,455

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at September 30, 2025 and December 31, 2024. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

September 30, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.8%	1.4%	1.8%	1.2%	3.2%	0.6%	12.0%

December 31, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	4.3%	1.5%	2.5%	1.4%	2.9%	0.6%	13.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
Weighted average maturity (years)		16.7		17.5
Weighted average amortized loan to value (1)		54.9%		56.1%
Weighted average FICO (2)		707		706
Weighted average loan balance (in thousands)		$245		$247
Weighted average percentage owner-occupied		68.9%		67.6%
Weighted average percentage single family residence		60.4%		60.3%
Weighted average current credit enhancement		0.8%		1.3%
Weighted average geographic concentration of top four states	CA	37.6%	CA	32.9%
	NY	17.0%	NY	11.8%
	FL	6.4%	FL	7.6%
	TX	5.9%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2025 and December 31, 2024.

Origination Year	September 30, 2025	December 31, 2024
2003 and prior	1.2%	0.9%
2004	0.8%	0.7%
2005	7.6%	7.0%
2006	42.9%	39.0%
2007	33.2%	29.4%
2008 and later	14.3%	23.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized gains (losses) on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarter and nine months ended September 30, 2025 and 2024 are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$129,720	$—	$141,954	$—
Agency RMBS	914,532	—	1,040,424	—
Agency CMBS	3,348	—	3,348	34,672
Gross realized gains:
Non-Agency RMBS	574	—	574	—
Agency RMBS	13,880	—	13,880	—
Agency CMBS	1,562	—	1,562	—
Gross realized losses:
Non-Agency RMBS	(10,270)	—	(11,365)	—
Agency RMBS	(3,509)	—	(4,329)	—
Agency CMBS	(246)	—	(246)	(3,750)
Net realized gain (loss)	$1,991	$—	$76	$(3,750)

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
At September 30, 2025 and December 31, 2024, all Loans held for investment are carried at fair value. See Note 5 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $10.3 billion and $11.4 billion as of September 30, 2025 and December 31, 2024, respectively. The total unpaid principal balance of the Company's Loans held for investment was $10.5 billion and $11.7 billion as of September 30, 2025 and December 31, 2024, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2025 and December 31, 2024:

	For the Nine Months Ended	For the Year Ended
	September 30, 2025	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$11,196,678	$11,397,046
Purchases	47,801	1,062,699
Principal paydowns	(1,112,512)	(1,309,843)
Sales and settlements	(57,045)	(116,652)
Net periodic accretion (amortization)	(13,382)	(39,236)
Change in fair value	256,259	202,664
Balance, end of period	$10,317,799	$11,196,678

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	September 30, 2025	December 31, 2024
2002 and prior	4.7%	5.0%
2003	4.3%	4.4%
2004	7.8%	8.2%
2005	13.8%	14.1%
2006	17.8%	18.0%
2007	20.8%	20.9%
2008	6.7%	6.8%
2009	1.7%	1.7%
2010 and later	22.4%	20.9%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Number of loans		96,917		103,571
Weighted average maturity (years)		20.4		20.4
Weighted average loan to value (1)		77.7%		78.4%
Weighted average FICO		668		667
Weighted average loan balance (in thousands)		$109		$108
Weighted average percentage owner occupied		83.5%		85.0%
Weighted average percentage single family residence		77.0%		77.4%
Weighted average geographic concentration of top five states	CA	15.5%	CA	15.5%
	NY	8.9%	FL	8.8%
	FL	8.9%	NY	8.7%
	NJ	4.3%	PA	4.3%
	PA	4.3%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at September 30, 2025 and December 31, 2024, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
(dollars in thousands)
September 30, 2025	$629,039	$186,014	$239,189	$185,949	$269,805	$36,977	$1,546,973	$10,517,601
% of Unpaid Principal Balance	6.0%	1.8%	2.3%	1.8%	2.6%	0.4%	14.9%

December 31, 2024	$733,298	$233,982	$294,078	$177,592	$300,575	$36,811	$1,776,336	$11,659,420
% of Unpaid Principal Balance	6.3%	2.0%	2.5%	1.5%	2.6%	0.3%	15.2%

The fair value of residential mortgage loans 90 days or more past due was $550 million and $595 million as of September 30, 2025 and December 31, 2024, respectively.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At September 30, 2025, three investment holdings with internally developed fair values of $40 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $4 million higher than the third-party prices provided of $36 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at September 30, 2025 in excess of the thresholds for the period. At December 31, 2024, six investment holdings with internally developed fair values of $37 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $6 million higher than the third-party prices provided of $31 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the thresholds for the period.

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

At September 30, 2025, one loan pool with an internally developed fair value of $196 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $19 million higher than the third-party price provided of $177 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at September 30, 2025 in excess of the threshold for the period. At December 31, 2024, four loan pools with internally developed fair values of $440 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $28 million higher on a net basis than the third-party prices provided of $412 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $137 million and $338 million as of September 30, 2025 and December 31, 2024, respectively.

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

At September 30, 2025, three securitized debt collateralized by Loans held for investment positions with an internally developed fair value of $24 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $379 thousand lower than the third-party price provided of $25 million. After review and discussion, the Company affirmed and valued the investment at the lower internally developed price. No other differences were noted at September 30, 2025 in excess of the threshold for the period. At December 31, 2024, two securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3.2 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $355 thousand higher on a net basis than the third-party prices provided of $2.9 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of September 30, 2025 and December 31, 2024, respectively:

	September 30, 2025		December 31, 2024
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$—	$14,163	$13,036
Subordinated	359,779	181,854	483,136	274,435
Interest-only	2,481,658	83,071	2,644,741	73,335
Agency RMBS
Pass-through	2,561,414	2,520,539	—	—
CMO	350,865	352,826	464,640	461,658
Interest-only	370,958	15,683	380,311	16,784
Agency CMBS
Project loans	39,706	32,457	40,882	34,370
Interest-only	124,271	2,972	449,437	6,408
Loans held for investment, at fair value	10,517,601	10,317,799	11,659,420	11,196,678
Interests in MSR financing receivables	38,221	35,528	—	—
Liabilities (1):
Secured Financing Agreements, at fair value	316,684	309,665	337,245	319,456
Securitized debt at fair value, collateralized by Loans held for investment	7,434,955	7,022,941	7,570,721	6,984,495
(1) The Company recorded $2 million unrealized loss for contingent earn-out liability as of September 30, 2025. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2025 and 2024:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$712	$1,284	$698
Subordinated	11,129	6,455	12,452	14,178
Interest-only	2,132	16,855	14,862	4,567
Agency RMBS
Pass-through	12,854	—	32,859	—
CMO	3,057	2,722	4,918	2,033
Interest-only	38	1,532	(273)	1,323
Agency CMBS
Project loans	(3,244)	297	(721)	3,409
Interest-only	(796)	23	(723)	(334)
Loans held for investment, at fair value	47,189	287,692	256,259	405,641
Interests in MSR financing receivables	(5,205)	—	(5,205)	—
Liabilities: (1)
Secured Financing Agreements, at fair value	(1,311)	(14,062)	(10,770)	(5,652)
Securitized debt at fair value, collateralized by Loans held for investment	(102,470)	(198,214)	(204,274)	(233,855)
(1) The Company recorded $367 thousand and $2 million unrealized losses for contingent earn-out liability during the quarters and nine months ended September 30, 2025. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

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

Fair values of swaps with cancellable features are determined using valuation techniques appropriate for over‑the‑counter derivatives, including models incorporating observable market inputs (such as yield curves and volatility estimates) and, where observable inputs are not available, unobservable inputs, with resulting fair value measurements classified within the fair value hierarchy. This valuation is classified as Level 3 in the fair value hierarchy.

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

Interests in MSR Financing Receivables

The Company classifies its Interests in MSR financing receivables as Level 3 in the fair value measurements hierarchy. Fair value estimates for these investments are obtained from models, which use significant unobservable inputs in their valuations. These valuations primarily utilize discounted cash flow models that incorporate unobservable market data inputs including interest rates, discount rates, and prepayment rates. Model valuations are then compared to valuations obtained from third party pricing providers. Management reviews the valuations received from third party pricing providers and uses them as a point of comparison to modeled values. The valuation of Interests in MSR financing receivables require significant judgment by management and the third party pricing providers. Assumptions used for which there is a lack of observable inputs may significantly impact the resulting fair value and therefore the Company’s consolidated financial statements.

The following tables set forth financial instruments measured at fair value by level within the fair value hierarchy as of September 30, 2025. Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	September 30, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interests in MSR financing receivables	—	—	$35,528	$35,528

Qualitative and Quantitative Information about Level 3 Fair Value Measurements

The Company considers unobservable inputs to be those for which market data is not available and that are developed using the best information available to us about the assumptions that market participants would use when pricing the asset. Relevant inputs vary depending on the nature of the instrument being measured at fair value. The sensitivities of significant unobservable inputs along with interrelationships between and among the significant unobservable inputs and their impact on the fair value measurements are described below. The effect of a change in a particular assumption in the sensitivity analysis below is considered independently from changes in any other assumptions. In practice, simultaneous changes in assumptions may not always have a linear effect on the inputs discussed below. Interrelationships may also exist between observable and unobservable inputs. Such relationships have not been included in the discussion below. For each of the individual relationships described below, the inverse relationship would also generally apply. For Interests in MSR financing receivables, in general, increases in the discount rate or prepayment rate in isolation would result in a lower fair value measurement. A decline in interest rates could lead to higher-than-expected prepayments of mortgages underlying the Company’s Interests in MSR financing receivables, which in turn could result in a decline in the estimated fair value of Interests in MSR financing receivables.

The table below presents information about the significant unobservable inputs used for recurring fair value measurements for Level 3 Interests in MSR financing receivables. The table does not give effect to the Company’s risk management practices that might offset risks inherent in these Level 3 investments.

	September 30, 2025
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	9%-12%	8.9%	3%-50%	7.4%

Long term debt

The fair value of the Company's Senior Unsecured Notes is based upon prices obtained from third-party pricing services or broker quotations and are classified as Level 2.

Equity Method Investments

The Company has made investments in entities or funds. For these investments where the Company has a non-controlling interest; but are deemed to be able to exert significant influence over the affairs of these entities or funds, the Company utilizes the equity method of accounting. These investments are not carried at fair value. The carrying value of the Company's equity method investments is determined using cost accumulation method. The Company adjusts the carrying value of its equity method investments for its share of earnings or losses, dividends or return of capital on a quarterly basis. The fair value of equity method investments is based on the fund valuation received from the manager of the fund. The Company has classified the characteristics used to determine the fair value of equity method investments as Level 3 inputs in the fair value hierarchy. The equity method investments are included in Other assets on the Consolidated Statements of Financial Condition.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2025 and December 31, 2024 are presented below.

	September 30, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$868,838	$—	$868,838
Agency MBS, at fair value	—	2,924,476	—	—	2,924,476
Loans held for investment, at fair value	—	137,254	10,180,545	—	10,317,799
Derivatives, at fair value	—	2,112	—	—	2,112

Liabilities:
Secured Financing Agreement, at fair value	—	309,665	—	—	309,665
Securitized debt at fair value, collateralized by Loans held for investment	—	—	7,022,941	—	7,022,941
Derivatives, at fair value	—	1,163	(7,973)	1,450	(5,360)

	December 31, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,064,169	$—	$1,064,169
Agency MBS, at fair value	—	519,218	—	—	519,218
Loans held for investment, at fair value	—	337,833	10,858,845	—	11,196,678
Derivatives, at fair value	117	7,146	—	(7,146)	117

Liabilities:
Secured Financing Agreement, at fair value	—	319,456	—	—	319,456
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,984,495	—	6,984,495
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2025 and December 31, 2024.

Fair Value Level 3 Rollforward - Assets
	For the Nine Months Ended			For the Year Ended
	September 30, 2025			December 31, 2024
	(dollars in thousands)
	Non-Agency RMBS	Interests in MSR Financing Receivables	Loans held for investment	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,064,169	$—	$10,858,845	$1,043,806	$11,125,052
Transfers into Level 3	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—
Capital contribution	—	38,221	—	—	—
Purchases of assets	989	—	(21,428)	97,646	759,900
Principal payments	(72,919)	—	(901,615)	(74,091)	(1,184,167)
Sales and Settlements	(141,954)	—	(87)	—	(3,441)
Servicer advances	—	2,012	—
Net accretion (amortization)	21,146	—	(9,412)	34,267	(39,490)
Amortization of MSR loan pool	—	(1,388)	—
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(10,383)	—	—	(9,869)	—
Realized gains (losses) on sales and settlements	(10,790)	—	—	—	—
Interest income from investment in MSR financing receivables	—	1,888	—
Net unrealized gains (losses) included in income	28,597	(5,205)	254,241	(1,391)	200,991
Total unrealized gains (losses) for the period	(10,017)	—	—	(26,199)	—
Ending balance Level 3	$868,838	$35,528	$10,180,545	$1,064,169	$10,858,845

Fair Value Level 3 Rollforward - Liabilities
	For the Nine Months Ended	For the Year Ended
	September 30, 2025	December 31, 2024
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$6,984,495	$7,601,881
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	—
Issuance of debt	1,011,244	340,096
Principal payments	(878,519)	(1,170,579)
Sales and Settlements	(316,078)	—
Net (accretion) amortization	15,402	17,039
(Gains) losses included in net income
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	2,122	—
Net unrealized (gains) losses included in income	204,275	196,058
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$7,022,941	$6,984,495

There were no transfers in or out from Level 3 during the quarter ended September 30, 2025 and the year ended December 31, 2024, respectively.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2025 and December 31, 2024 follows. The weighted average discount rates are based on fair value.

	September 30, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-20%	6.1%	6%-21%	6.9%	0%-6%	1.2%	26%-66%	30.2%
Subordinated	0%-15%	8.4%	6%-27%	9.8%	0%-3%	0.8%	20%-50%	33.9%
Interest-only	9%-100%	9.9%	6%-30%	6.8%	0%-12%	0.8%	0%-86%	28.5%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% -10%	6.6%	6% -20%	6.6%	0% -13%	1.2%	25% -86%	30.0%
Subordinated	0% -15%	8.5%	6% -20%	8.1%	0% -3%	0.7%	25% -50%	33.1%
Interest-only	9% -100%	11.8%	6% -25%	7.0%	0% -7%	0.9%	0% -83%	29.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of September 30, 2025 and December 31, 2024 follows:

	September 30, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-8%	5.5%	6%-15%	8.0%	0%-4%	0.5%	20%-50%	33.7%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.0%	6%-15%	7.5%	0%-5%	0.6%	20%-55%	35.5%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2025 and December 31, 2024, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of September 30, 2025 and December 31, 2024 follows:

	September 30, 2025	December 31, 2024
Factor:
Coupon
Base Rate	5.5%	6.2%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	667	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	78%	78%

Loan Characteristics:
Occupancy
Owner Occupied	85%	86%
Investor	11%	9%
Secondary	4%	5%
Property Type
Single family	77%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	20%	19%

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

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

	September 30, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$68,960	$68,960
Secured financing agreements	2	4,567,321	4,594,386
Securitized debt, collateralized by Non-Agency RMBS	3	67,558	45,199
Long term debt	2	251,017	261,633

(1) Included in other assets on the Consolidated Statements of Financial Condition

	December 31, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$63,947	$63,947
Secured financing agreements	2	2,504,915	2,534,652
Securitized debt, collateralized by Non-Agency RMBS	3	71,247	49,022
Long term debt	2	134,646	140,563
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

At September 30, 2025 and December 31, 2024, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The long-term financing agreements include secured financing arrangements with an original term of one year or greater which is secured by Non-Agency RMBS pledged as collateral. These long-term secured financing agreements have maturity dates of July 2026 and February 2027. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

The warehouse credit facilities collateralized by loans are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from three months to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At September 30, 2025 and December 31, 2024, the Company had $910 million and $853 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At September 30, 2025 and December 31, 2024, the Company had $429 million and $512 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At September 30, 2025 and December 31, 2024, the Company pledged $17 million of margin cash collateral to the Company's secured financing agreement counterparties. At September 30, 2025, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 4.5%, Agency CMBS was 5.4% and Non-Agency RMBS and Loans held for investment was 26.7%. At December 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 26.0%.

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of September 30, 2025.

At September 30, 2025, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 19% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 281 days. The amount at risk with Nomura was $491 million. At December 31, 2024, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 20% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of September 30, 2025 and December 31, 2024 were:

	September 30, 2025	December 31, 2024
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$2,753,258	$402,644
Agency CMBS (in thousands)	30,929	29,123
Non-Agency RMBS and Loans held for investment (in thousands) (1)	2,099,819	2,410,393
Total:	$4,884,006	$2,842,160

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$2,869,411	$423,768
Agency CMBS (in thousands)	27,831	29,146
Non-Agency RMBS and Loans held for investment (in thousands)	3,235,431	3,633,183
Total:	$6,132,673	$4,086,097

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$1,850,829	$540,735
Agency CMBS (in thousands)	30,395	35,555
Non-Agency RMBS and Loans held for investment (in thousands)	2,418,003	2,370,931
Total:	$4,299,227	$2,947,221

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	4.36%	4.83%
Agency CMBS	4.39%	4.77%
Non-Agency RMBS and Loans held for investment	6.62%	6.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	9 Days	16 Days
Agency CMBS	7 Days	8 Days
Non-Agency RMBS and Loans held for investment	301 Days	237 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	23 Days	43 Days
Agency CMBS	29 Days	33 Days
Non-Agency RMBS and Loans held for investment	322 Days	267 Days
(1) The values for secured financing agreements in the table above is net of $389 thousand of deferred financing costs as of September 30, 2025.

At September 30, 2025 and December 31, 2024, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	September 30, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	3,154,423	4.71%	4.32% - 7.34%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	277,781	6.29%	5.67% - 6.86%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	191,681	5.07%	4.57% - 5.58%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	11,651	5.15%	5.15% - 5.15%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	185,759	5.81%	4.93% - 6.52%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	306,766	6.99%	5.16% - 8.38%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	439,261	8.16%	5.36% - 8.41%	—	N/A	N/A
2 to 3 years	316,684	5.01%	5.01% - 5.01%	337,245	5.02%	5.02% - 5.02%
Total	$4,884,006	5.33%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $389 thousand of deferred financing costs as of September 30, 2025.

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2025 and December 31, 2024 was $317 million and $337 million, respectively. The fair value of collateral pledged was $369 million and $383 million as of September 30, 2025 and December 31, 2024, respectively. The Company carries this secured financing instrument at fair value of $310 million and $319 million as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At September 30, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At September 30, 2025, the maturity on the secured financing agreements at fair value was more than two years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At September 30, 2025 and December 31, 2024, the debt carried a weighted average coupon of 6.7%. As of September 30, 2025, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and the nine months ended September 30, 2025 and 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$8	$—
One to Three Years	225	13
Three to Five Years	11	—
Greater Than Five Years	29	13
Total	$273	$26

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.4 billion and $7.6 billion, respectively. At September 30, 2025 and December 31, 2024, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.7% and 3.5%, respectively. As of September 30, 2025, the maturities of the debt range between the years 2038 and 2099.

During the nine months ended September 30, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million. This transaction resulted in net gain on extinguishment of debt of $2 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the nine months ended September 30, 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at September 30, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$1,237,101	$1,288,028
One to Three Years	2,041,246	2,091,147
Three to Five Years	1,881,201	1,937,868
Greater Than Five Years	2,274,842	2,253,020
Total	$7,434,390	$7,570,063

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of September 30, 2025, excluding any debt issued by the Company where the Company only has a clean-up call.

September 30, 2025
(dollars in thousands)
Year	Principal
Currently callable	$3,982,131
2026	635,099
2027	1,091,610
2028	776,258
Total	$6,485,098

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

On September 16, 2025, the Company completed a registered underwritten public offering of $120 million (including $5 million from the exercise of an over-allotment option) aggregate principal amount of 8.875% Senior Notes due 2030 (the “8.875% Notes”). The 8.875% Notes were issued at 100% of the principal amount, bear interest at a rate equal to 8.875% per year, payable in cash on a quarterly basis, and are expected to mature on August 15, 2030. The Company issued $120 million of total principal amount under this offering and after deducting the underwriting discount and other debt issuance costs, the Company received approximately $116 million.

At September 30, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $2 million. At September 30, 2025, the unamortized deferred debt issuance cost was $9 million. The net interest expense was $4 million and $11 million for the quarter and nine months ended September 30, 2025, respectively. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029, August 15, 2029, and August 15, 2030 for the 9.00% Notes, 9.25% Notes, and 8.875% Notes, respectively.

9. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the nine months ended September 30, 2025, the Company consolidated approximately $934 million unpaid principal balance of seasoned reperforming residential mortgage loans. During the quarter and nine months ended September 30, 2024, the Company consolidated approximately $468 million unpaid principal balance of seasoned reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. Additionally, the Company owns variable interests in entities that invest in Interests in MSR financing receivables. These entities are VIEs because they do not have sufficient equity at risk to finance their activities and the Company has the right to direct the activities of the VIE that most significantly impact its economic performance and hold substantially all of the variable interests in the entities. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$215,910	$229,343
Loans held for investment, at fair value	9,352,469	9,671,731
Accrued interest receivable	47,823	50,305
Other assets	24,321	18,715
Interests in MSR financing receivables	14,915	—
Total Assets:	$9,655,438	$9,970,094

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$67,558	$71,247
Securitized debt at fair value, collateralized by Loans held for investment	7,309,821	6,671,471
Accrued interest payable	24,015	21,803
Other liabilities	1,704	1,984
Total Liabilities:	$7,403,098	$6,766,505
(1) September 30, 2025 and December 31, 2024 balances includes allowance for credit losses of $14 million and $10 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	September 30, 2025	September 30, 2024
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$137,597	$146,007
Interest expense, Non-recourse liabilities of VIEs	70,387	71,668
Net interest income	$67,210	$74,339

Increase (decrease) in provision for credit losses	$1,155	$(975)

Interest income from investment in MSR financing receivable	$363	$—

Servicing fees	$5,566	$6,533

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$423,817	$436,950
Interest expense, Non-recourse liabilities of VIEs	213,076	214,483
Net interest income	$210,741	$222,467

Increase (decrease) in provision for credit losses	$4,204	$1,760

Interest income from investment in MSR financing receivable	$363	$—

Servicing fees	$17,693	$19,965

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

The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2025, ranged from less than $1 million to $22 million with an aggregate amount of $653 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2024, ranged from less than $1 million to $21 million, with an aggregate amount of $835 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $626 million and $830 million at September 30, 2025 and December 31, 2024, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

10. Interests in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly. Therefore, the Company entered into purchase agreements to acquire base and excess servicing compensation rights, known as MSRs, associated with a $6.5 billion portfolio of mortgage loans from a licensed, GSE-approved residential mortgage loan servicer, which enables the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. The Company, through its wholly-owned subsidiary, entered into a Reference Spread Agreement for Agency Loans (“RESPA”) to purchase the base servicing fee on the mortgage servicing loans at a rate of 12.5 basis points less the cost of servicing and other ancillary fees and income. In addition, the Company, through a consolidated VIE, purchased an interest in the true excess servicing fees (“ESS”) from the mortgage servicing counterparty as outlined by a true excess spread agreement (“TESPA”). Under the terms of the TESPA, the Company (i) purchased the “excess servicing spread” from the mortgage servicing counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage loan servicer in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds from the sale of the MSRs), and (ii) will fund the balance of the MSR purchase price to the parent company of the mortgage loan servicer and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the ESS and the costs of servicing (and to distributions of corresponding proceeds from the sale of the MSRs).

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty to utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced, or to finance the purchase of additional MSRs. As of September 30, 2025, the Company’s counterparty had drawn $58.5 million of financing secured by the MSRs to which the Company’s interests in MSRs are referenced.

The Company accounts for transactions executed under its arrangement with the mortgage servicing counterparty as financing transactions and reflects the associated financing receivables in the line item “Interests in MSR financing receivables” on its Consolidated Statements of Financial Condition. The Company has elected to account for its Interests in MSR financing receivables at fair value with changes in fair value that are not attributed to interest income recognized as a component of “Net unrealized gains (losses) on financial instruments at fair value” in the accompanying Consolidated Statements of Operations. Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when received. The Company will record the income related to distributions (cash received) as “Interest income from investment in MSR financing receivables” in the accompanying Consolidated Statements of Operations. The Company recognized interest income from investment in MSR financing receivables of $500 thousand for the quarter ended September 30, 2025.

As of September 30, 2025, the fair value of the Company’s interests in MSR financing receivables was $36 million. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

For the Nine Months Ended
September 30, 2025
(dollars in thousands)
Balance at period beginning	$—
Purchases	38,221
Capital distribution	—
Interest income from investment in MSR financing receivables	1,888
Amortization of MSR loan pool	(1,388)
Changes in unrealized gains (losses)	(5,205)
Servicer advances	2,012
Balance at period end	$35,528

11. Derivative Instruments

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

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS or cash pledged as collateral for these derivative instruments. The Company periodically monitors the credit profiles of its counterparties to determine if it is exposed to counterparty credit risk. See Note 16 for further discussion of counterparty credit risk.

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2025 was 3.65% and the weighted average receive rate was 4.24%. At September 30, 2025, the weighted average maturity on the Company’s interest rate swaps was less than 6 years.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

During the quarter and nine months ended September 30, 2025, the Company entered into three swaps with cancellable features with an aggregate notional of $575 million.

The Company had net realized losses of $2 million related to swap terminations during the quarter ended September 30, 2025. The Company had no swap terminations during the quarter ended September 30, 2024. The Company had a realized loss of $17 million related to the maturity of one swap during the nine months ended September 30, 2024.

During the quarter ended September 30, 2025, the Company bought two $300 million notional swaptions with 18-month expiries and 2-year underlying swap tenors. During the nine months ended September 30, 2025, the Company had net realized losses of $6 million related to the sale of 29 swaption contracts. During the nine months ended September 30, 2025, the Company exercised a swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate.

During the nine months ended September 30, 2024, the Company exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the nine months ended September 30, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

During the quarter ended September 30, 2025, the Company entered into $365 million notional amount of two-year SOFR swap future contracts, $230 million notional amount of five-year SOFR swap futures contracts, and $60 million notional amount of ten-year SOFR swap futures contracts. The weighted average par rate equivalent pay-fixed was 3.70% for the quarter end. During the nine months ended September 30, 2025, the Company entered into 705 million swap future contracts.

During the quarter and nine months ended September 30, 2024, the Company entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which it subsequently covered for a net realized loss of $4.9 million. The Company had no outstanding U.S. Treasury futures contract at September 30, 2024.

During the nine months ended September 30, 2025, the Company entered into an interest rate cap. The Company paid $7 million for a $1 billion notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At September 30, 2024, the Company held no interest rate caps.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 16 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2025 and December 31, 2024.

		September 30, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps (1)	$2,221,000	Derivatives, at fair value	$2,112	Derivatives, at fair value	$(1,160)
Swap futures	705,000	Derivatives, at fair value	—	Derivatives, at fair value	(4,200)
Swaptions	600,000	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	—	Derivatives, at fair value	—	Derivatives, at fair value	—
Interest rate cap	1,000,000	Derivatives, at fair value	—	Derivatives, at fair value	—
Total	$4,526,000		$2,112		$(5,360)
(1) Interest rate swaps include $575 million in notional amount of cancellable swaps under which the Company retains the right to terminate the swap on specified future dates.

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

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2025 and 2024 is presented below.

		Net gains (losses) on derivatives For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2025	September 30, 2024
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on interest rate swaps	$257	$(13,051)
Interest rate swaps	Net realized gains (losses) on interest rate swaps	2,011	—
Interest rate swaps	Periodic interest on derivatives, net	3,212	6,789
Swap futures	Net unrealized gains (losses) on derivatives	(5,440)	—
Swap futures	Net realized gains (losses) on derivatives	4	—
Swap futures	Periodic interest on derivatives, net	1,541	—
Treasury futures	Net unrealized gains (losses) on derivatives	—	2,605
Treasury futures	Net realized gains (losses) on derivatives	—	(4,864)
Swaptions	Net unrealized gains (losses) on derivatives	(877)	(4,011)
Interest rate cap	Net unrealized gains (losses) on derivatives	(1,847)	—
Interest rate cap	Periodic interest on derivatives, net	998	—
Total		$(141)	$(12,532)

		Net gains (losses) on derivatives for the Nine Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2025	September 30, 2024
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on interest rate swaps	$(3,640)	$6,429
Interest rate swaps	Net realized gains (losses) on interest rate swaps	(9,930)	(17,317)
Interest rate swaps	Periodic interest on derivatives, net	11,056	19,237
Swap futures	Net unrealized gains (losses) on derivatives	(6,081)	—
Swap futures	Net realized gains (losses) on derivatives	(386)	—
Swap futures	Periodic interest on derivatives, net	1,881	—
Treasury futures	Net unrealized gains (losses) on derivatives	(117)	—
Treasury futures	Net realized gains (losses) on derivatives	82	(4,864)
Swaptions	Net unrealized gains (losses) on derivatives	(877)	(3,742)
Swaptions	Net realized gains (losses) on derivatives	(5,623)	—
Interest rate cap	Net unrealized gains (losses) on derivatives	(6,217)	—
Interest rate cap	Periodic interest on derivatives, net	2,016	—
Total		$(17,836)	$(257)

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

12. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarters and nine months ended September 30, 2025. The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2024, respectively.

The Company declared dividends to Series B preferred stockholders of $8 million and $25 million, or $0.65 and $1.94 per preferred share, during the quarter and nine months ended September 30, 2025. The Company declared dividends to Series B preferred stockholders of $9 million and $25 million or $0.71 and $1.92 per preferred share, during the quarter and nine months ended September 30, 2024.

The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarters and nine months ended September 30, 2025. The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2024.

The Company declared dividends to Series D preferred stockholders of $5 million and $15 million, $0.63 or $1.89 per preferred share, during the quarter and nine months ended September 30, 2025. The Company declared dividends to Series D preferred stockholders of $6 million and $15 million, or $0.70 and $1.90 per preferred share, during the quarter and nine months ended September 30, 2024, respectively.

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

On September 30, 2025, all 10,400,000 issued and outstanding shares of Series C Preferred Stock with an outstanding liquidation preference of $260 million became callable at a redemption price equal to the liquidation preference plus accrued and unpaid dividends through, but not including, the redemption date.

After June 30, 2023, all LIBOR tenors relevant to the Company ceased to be published or became no longer representative. The Company believes that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, the Company believes, given all of the information available to the Company to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum have automatically replaced three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

The Company did not repurchase any of its common stock during the quarter and nine months ended September 30, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of September 30, 2025.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters ended September 30, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of September 30, 2025.

During the quarter and nine months ended September 30, 2025, the Company declared dividends to common shareholders of $31 million or $0.37 per share and $92 million or $1.11 per share, respectively. During the quarter and nine months ended September 30, 2024, the Company declared dividends to common shareholders of $30 million and $87 million, or $0.37 and $1.05 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters ended September 30, 2025 and 2024 are computed as follows:

	For the Quarters Ended
	September 30, 2025	September 30, 2024
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$(21,997)	$113,672
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$(21,997)	$113,672

Denominator:
Weighted average basic shares	81,507,492	80,810,861
Effect of dilutive securities	—	1,045,011
Weighted average dilutive shares	81,507,492	81,855,872

Net income (loss) per average share attributable to common stockholders - Basic	$(0.27)	$1.41
Net income (loss) per average share attributable to common stockholders - Diluted	$(0.27)	$1.39

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders - Basic	$137,967	$258,602
Effect of dilutive securities:	—	—
Net income (loss) available to common shareholders - Diluted	$137,967	$258,602

Denominator:
Weighted average basic shares	81,435,782	80,753,709
Effect of dilutive securities	1,260,224	962,920
Weighted average dilutive shares	82,696,006	81,716,629

Net income (loss) per average share attributable to common stockholders - Basic	$1.69	$3.20
Net income (loss) per average share attributable to common stockholders - Diluted	$1.67	$3.16

For the quarter ended September 30, 2025, the Company reported a net loss; therefore all potential common shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. For the nine months ended September 30, 2025, the Company reported net income, and diluted earnings per share included the effect of potentially dilutive common shares. There were no anti-dilutive shares as of the quarter and nine months ended September 30, 2024.

13. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2025 and 2024:

	September 30, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(12,073)	(12,073)
Amounts reclassified from AOCI	2,056	2,056
Net current period OCI	(10,017)	(10,017)
Balance as of September 30, 2025	$149,432	$149,432

	September 30, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(2,022)	(2,022)
Amounts reclassified from AOCI	—	—
Net current period OCI	(2,022)	(2,022)
Balance as of September 30, 2024	$183,646	$183,646

The amounts reclassified from AOCI balance comprised of $2 million net unrealized losses on available-for-sale securities sold for the nine months ended September 30, 2025. There were no amounts reclassified from AOCI during the nine months ended September 30, 2024.

14. Equity Compensation, Employment Agreements and other Benefit Plans

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

As of September 30, 2025, approximately 4 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan will be liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date will be paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At September 30, 2025 and December 31, 2024, there are approximately 162 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At September 30, 2025 and December 31, 2024, there are approximately 336 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

The Company did not grant any RSUs during the quarters ended September 30, 2025 and 2024. During the nine months ended September 30, 2025 and 2024, the Company granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. The Company did not grant any RSU awards during the quarters ended September 30, 2025 and 2024. The Company granted 362 thousand RSU awards during the nine months ended September 30, 2025 with a grant date fair value of $5 million for the 2025 performance year. The Company granted 240 thousand RSU awards during the nine months ended September 30, 2024 with a grant date fair value of $4 million for the 2024 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the nine months ended September 30, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the nine months ended September 30, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. The Company did not grant any PSU awards during the quarters ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the nine months ended September 30, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

The Company recognized stock-based compensation expense of $2 million and $8 million for the quarter and nine months ended September 30, 2025. The Company recognized stock-based compensation expense of $2 million and $7 million for the quarter and nine months ended September 30, 2024.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $23,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the quarter and nine months ended September 30, 2025 was $194 thousand and $670 thousand, respectively. The 401(k) expenses related to the Company’s qualified plan for the quarter and nine months ended September 30, 2024 was $109 thousand and $392 thousand, respectively.

15. Income Taxes

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

The Company recorded current income tax expense of $251 thousand and $2 million for the quarter and nine months ended September 30, 2025, respectively. The Company recorded current income tax expense of $16 thousand and $55 thousand for the quarter and nine months ended September 30, 2024, respectively.

The Company’s effective tax rate differs from the U.S. federal corporate statutory tax rate of 21 percent primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2022, remain open for examination.

16. Credit Risk and Interest Rate Risk

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

The Company's secured financing transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our Consolidated Statements of Financial Condition as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(4,876,986)	$—	$(4,876,986)	$6,132,673	$17,303	$1,272,990
Interest rate swaps - Gross Assets	3,876	(1,764)	2,112	—	30,438	32,550
Interest rate swaps - Gross Liabilities	(9,736)	8,576	(1,160)	—	2,310	1,150
Swap futures - Gross Assets	—	—	—	—	9,212	9,212
Swap futures - Gross Liabilities	(4,200)	—	(4,200)	—	—	(4,200)
Swaptions - Gross Assets	4,095	(4,095)	—	—	(860)	(860)
Swaptions - Gross Liabilities	—	—	—	—	—	—
Interest rate cap - Gross Assets	1,267	(1,267)	—	—	—	—
Interest rate cap - Gross Liabilities	—	—	—	—	—	—
Other Derivative Assets	—	—	—	—	—	—
Total	$(4,881,684)	$1,450	$(4,880,234)	$6,132,673	$58,403	$1,310,842
(1) Included in other assets

	December 31, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,824,371)	$—	$(2,824,371)	$4,086,097	$17,340	$1,279,066
Interest Rate Swaps - Gross Assets	3,754	(3,754)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	—	—	—	—	(13,486)	(13,486)
Treasury Futures - Gross Assets	117	—	117	—	—	117
Treasury Futures - Gross Liabilities	—	—	—	—	1,098	1,098
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	3,391	(3,391)	—	—	(399)	(399)
Total	$(2,817,109)	$(7,145)	$(2,824,254)	$4,086,097	$4,554	$1,266,396
(1) Included in other assets

17. Commitments and Contingencies

From time to time, the Company may become involved in various claims and legal actions arising in the ordinary course of business. In connection with certain securitization transactions engaged in by the Company, it has the obligation under certain circumstances to repurchase assets from the VIE upon breach of certain representations and warranties.

Interests in MSR Financing Receivable Commitments

The Company is party to agreements with a licensed, GSE approved residential mortgage loan servicer that enables it to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. The Company has committed to invest a total minimum of $38.2 million of capital. The Company has the option to request the mortgage servicing counterparty to sell the related MSR investments and repay the Company amounts owed to it under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which its Interests in MSR financing receivables as of September 30, 2025, the Company’s mortgage servicing counterparty has a $100 million credit facility that is secured by its MSRs including MSRs to which the Company’s interests in MSR financing receivables are referenced. As of September 30, 2025, the mortgage servicing counterparty had drawn $58.5 million of availability under its credit facility. As of September 30, 2025, the Company had the ability to utilize approximately 41.5% of its mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, the mortgage servicing counterparty can obtain advances of up to 65% of the fair value of the MSR collateral value pledged. Under the mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, the Company would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If the Company were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which the Company’s MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of the Company’s interests in MSR financing receivables. Draws under the facility bear interest at term SOFR plus 3.00% with a floor of 5.50% and a maturity date of July 31, 2027 with a one-year borrower extension option.

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund its advances of payments on the serviced pool of mortgage loans within the referenced MSR. The mortgage servicing counterparty is required to return to the Company any subsequent servicing advances collected or reimbursed by the GSEs. At the Company’s option, it could request the mortgage servicing counterparty to fund any servicing advances with draws under its credit facility, subject to available borrowing capacity, while the Company would be required to fund such financing costs.

18. Subsequent Events

On October 1, 2025, the Company, through its wholly-owned subsidiary CIM Funding TRS, completed the previously announced acquisition of HomeXpress, pursuant to that certain Stock Purchase Agreement (the “Stock Purchase Agreement”), dated June 11, 2025 and amended as of August 5, 2025, by and among CIM Funding TRS (as assignee of the rights and obligations of the Company) and the Sellers referred to therein (the “HomeXpress Acquisition”).

Upon the terms and subject to the conditions of the Stock Purchase Agreement, at the closing of the transactions contemplated by the Stock Purchase Agreement (the “Closing”), CIM Funding TRS acquired (i) all of the outstanding equity interests in HX Holdco Corp., a Delaware corporation and parent of HomeXpress (“HX Holdco”), from the Holdco Sellers (as defined in the Stock Purchase Agreement), and (ii) the remaining outstanding equity interests in HomeXpress held by the Management Sellers (as defined in the Stock Purchase Agreement). Immediately following the Closing, CIM Funding TRS assigned the equity interests in HomeXpress acquired from the Management Sellers to HX Holdco so that HomeXpress became a wholly-owned subsidiary of HX Holdco.

The total consideration for the HomeXpress Acquisition consisted of (i) $119.5 million, representing the estimated Adjusted Book Value (as defined in the Stock Purchase Agreement) as of August 31, 2025, subject to certain post-closing adjustments to true-up for the actual Adjusted Book Value as of the Closing Date as set forth in the Stock Purchase Agreement, (ii) the cash premium of $120 million, and (iii) the issuance of 2,077,151 shares of the Company's common stock, par value $0.01 per share (“Common Stock”). Following the Closing, HomeXpress became an indirect wholly-owned subsidiary of the Company. The cash portion of the consideration was funded with cash on hand.

In connection with the HomeXpress Acquisition, the Compensation Committee of Chimera’s Board of Directors adopted the Chimera Investment Corporation Inducement Award Plan (the “Plan”), pursuant to which Chimera reserved 540,000 shares of

Chimera’s common stock, $0.01 par value per share for issuance under the Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the Plan. Chimera issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition.

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

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q:
•Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”);
•GSE refers to a government-sponsored enterprise, such as Fannie Mae, Freddie Mac and Ginnie Mae;
•MBS refers to mortgage-backed securities secured by pools of residential or commercial mortgage loans;
•Agency MBS refers to MBS that are issued or guaranteed by an Agency and includes Agency RMBS and Agency CMBS collectively;
•RMBS refers to mortgage-backed securities secured by pools of residential mortgage loans;
•Pass-through refers to Agency-issued pass-through RMBS collateralized primarily by pools of fixed-rate single-family mortgage loans;
•CMBS refers to mortgage-backed securities secured by pools of commercial mortgage loans;
•Agency RMBS and Agency CMBS refer to MBS that are secured by pools of residential and commercial mortgage loans, respectively, and are issued or guaranteed by an Agency;
•Agency CMO refers to collateralized mortgage obligations guaranteed by an Agency and are included in Agency RMBS;
•Non-Agency RMBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any Agency;
•Non-MTM refers to non-mark-to-market facilities, which are financial arrangements that do not require the regular revaluation of assets based on current market prices, often used for loans or securities where the value is assessed based on other criteria;
•RTLs refer to residential transition loans;
•ABS refers to asset-backed securities;
•RPLs refer to re-performing loans;
•IO refers to Interest-only securities;
•MSRs refers to mortgage servicing rights;
•QM refers to qualified mortgages that are designed for borrowers who meet traditional lending criteria and comply with regulatory standards for safety and affordability; and
•Non-QM refers to non-qualified mortgages that are designed for borrowers who do not meet traditional qualified mortgage standards.

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
•our ability to manage credit risk related to our investments and comply with the Dodd-Frank act and related laws and regulations relating to credit risk retention for securitizations;
•rates of default, delinquencies, forbearance, deferred payments or decreased recovery rates on our investments;
•the concentration of properties securing our securities and residential loans in a small number of geographic areas;
•our ability to execute on our business and investment strategy;
•our ability to determine accurately the fair market value of our assets;
•changes in our industry, the general economy or geopolitical conditions (such as the recent tensions in international trade and impact of prolonged federal government shutdown);
•our ability to successfully integrate and realize the anticipated benefits of any acquisitions, including the acquisition of The Palisades Group in 2024 and the acquisition of HomeXpress;

•our ability to originate or acquire quality and profitable loans at an appropriate and consistent cost;
•our ability to sell the loans that we originate or acquire;
•our ability to refinance or obtain additional liquidity for borrowing
•our ability to operate our investment management and advisory services and manage any regulatory rules and conflicts of interest;
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
•our ability to comply with extensive government regulation, including, but not limited to, federal and state consumer lending regulations;
•the impact of and changes in governmental regulations, tax law and rates, accounting guidance, refinancing or borrowing guidelines and similar matters;
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

Executive Summary

We are a publicly traded REIT, whose principal business objective is to provide attractive risk-adjusted returns and distributable income through investment performance linked to mortgage credit fundamentals. Through our mortgage lending, investment management, and advisory services platforms, we operate as a fully integrated mortgage business that originates, manages, and invests in a diversified range of mortgage assets. We invest, directly or indirectly, generally on a levered basis across a spectrum of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, MSRs, business purpose and investor loans, including RTLs, and other real estate-related assets. Through our indirect wholly-owned subsidiary, HomeXpress Mortgage Corp (“HomeXpress”), we also originate consumer Non-QM, investor business purpose, and other non-Agency and Agency mortgage loan products.

As of September 30, 2025, based on the fair value of our interest earning assets, approximately 73% of our investment portfolio was allocated to residential mortgage loans, 21% to Agency RMBS, and 6% to Non-Agency RMBS. As of December 31, 2024, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was allocated to residential mortgage loans, 4% to Agency RMBS, and 8% to Non-Agency RMBS.

We finance our investments using a variety of channels, including securitizations, warehouse facilities, repurchase agreements and other capital market activities which are used for liquidity management as well as to enhance our potential return on equity. We manage interest rate risk using hedging instruments such as interest rate swaps, swaptions, caps, options, and futures contracts.

Our investment strategy is intended to be durable across a variety of economic, rate, and credit environments. We continue to approach portfolio management in a disciplined manner and expect to operate in an environment characterized by ongoing uncertainty related to global trade dynamics, fiscal and monetary policy, inflation, labor market conditions, economic growth and geopolitical tensions. Consistent with that approach, we were tactical with respect to raising liquidity this quarter to fund the acquisition of HomeXpress (the “HomeXpress Acquisition”) that closed on October 1, 2025. We chose to raise liquidity by staggered sales of select assets, some of which we sourced from our Agency RMBS liquidity allocation and the other from what we viewed to be fully priced Non-Agency RMBS positions. Separately, we also issued unsecured debt.

In addition, we took a number of strategic actions during the quarter designed to continue expanding our platform capabilities and repositioning the investment portfolio consistent with our long-term objectives, including:

◦completed the acquisition of HomeXpress on October 1, 2025 for $240 million in cash, comprised of an estimated adjusted book value of $120 million (subject to certain post-closing adjustments) and a premium of $120 million, plus the issuance of 2,077,151 shares of our common stock;
◦issued and closed on $120 million of 8.875% senior notes due 2030 (including $5 million from the exercise of an over-allotment option) in mid-September;
◦purchased $1.2 billion (with $187 million settling in the fourth quarter) and sold $911 million in Agency RMBS, resulting in a net increase of $275 million for the quarter;
◦sold $261 million of retained bonds related to our securitizations ($237 million RPL and $25 million Non-QM and investor loans) for $231 million in proceeds, generating $72 million in net liquidity after secured financing repayments, these bonds were converted into securitized debt;
◦sold $104 million of Non-Agency RMBS subordinate securities, $88 million of Non-Agency senior securities and $164 million of Agency CMBS IO positions for approximately $134 million in total gross proceeds, generating $44 million in net liquidity after secured financing repayments;
◦generated $9 million in revenue attributable to investment management and third-party advisory services;
◦closed and acquired $6.5 billion of Fannie Mae mortgage servicing rights through a third-party servicing partnership; and
◦added $1.6 billion in swaps with varying tenors as part of the hedging framework associated with the Agency RMBS portfolio, and added $600 million in swaptions with 18-month expiries and 2-year underlying swap tenors as part of the hedging framework.

Market Conditions and our Strategy

Interest Rates

Early in the third quarter of 2025, global markets continued to navigate a number of uncertainties. The U.S. administration continued its tariff negotiations, reaching agreements with Japan and the European Union and extending deadlines with China and India to allow further time to reach an agreement. After quarter end, the current administration imposed tariffs on certain distinct industries, including pharmaceutical, wood products and furniture, and heavy-duty trucks; trade tensions with certain countries and overall uncertainty on the ultimate path forward remain elevated.

On the economic front, inflation increased slightly during the third quarter, reaching 3.3% in September, and the labor market began to show signs of stress, making the Federal Reserve’s pursuit of its dual mandate for price stability and maximum employment a challenge. After holding its target Fed funds range steady between 4.25% and 4.50% in July, the Federal Reserve acted to reduce its target Fed funds rate by a quarter-point in September, noting that “uncertainty about the economic outlook remains elevated” and “downside risks to employment have risen.” Further, the Federal Reserve maintained its policy to reduce its portfolio holdings under monthly caps of $5 billion for U.S. Treasuries and $35 billion for Agency RMBS. Overall, markets were resilient despite the disruptions as major indices hit record highs and interest rate volatility eased from the peak in the second quarter.

Interest rates declined throughout much of the third quarter along the yield curve as markets adjusted to expectations for rate cuts and economic uncertainty increased alongside rising unemployment and higher inflation. The yield on two-year Treasury notes fell by 11 basis points to 3.61%, while the yield on ten-year Treasury notes dropped by 8 basis points to 4.15%. Meanwhile, interest rate volatility eased to its lowest level since early 2022.

Credit Spreads

Credit markets reflected a stable-to-positive risk sentiment in the third quarter. Nominal MBS spreads remained flat as volatility subsided and demand stabilized, after the initial tightening of 21 basis points earlier in the quarter. Corporate spreads tightened by 9 basis points for investment grade and 23 basis points for high yield. In securitized products, credit spreads tightened moderately, supported by strong collateral performance and broad investor demand, as year-to-date residential credit issuance volume surpassed full-year 2024 levels.

Residential credit fundamentals remained robust, underpinned by low defaults, continued strength in home prices, and historically high homeowner equity, sustaining strong performance and investor demand.

Housing Market

Mortgage rates fell in the third quarter, with the Freddie Mac 30-year survey rate decreasing from 6.77% to 6.30%. The spread between 30-year mortgage rates and the ten-year Treasury yield narrowed to 215 basis points by quarter end, down from 254 basis points at the end of the second quarter. Economic factors, including inflation concerns and a weaker employment environment, contributed to the decline in mortgage rates.

After rising 2.57% in the first half of 2025, the S&P CoreLogic Case-Shiller U.S. National Home Price Index fell 0.2% and 0.3% in July and August, respectively. The National Association of Retailers (“NAR”) Housing Affordability Index improved modestly in the third quarter as housing prices and mortgage rates both declined. Existing home sales in the U.S. saw a 1.5% month-over-month increase in September 2025 to a seasonally adjusted annual rate of 4.06 million, according to the NAR. This pace remains well below historical averages and lower than at the start of the year. Further, the Mortgage Bankers Association’s Refinance Index remained relatively low for most of the third quarter before rising near quarter end, which, despite reaching its highest level since March 2022, was significantly below historical norms attributable in part to more than 70.4% of current homeowners estimated to hold mortgages with interest rates below 5%, still well below current rates.

The U.S. continued to face a significant housing shortage, estimated at 5 million homes by the U.S. Chamber of Commerce, as demand has exceeded construction, particularly in high growth markets. Further, higher construction costs in the wake of the recent inflationary environment have constrained new development. In addition, increasingly burdensome permitting and zoning regulations further contribute to fewer affordable new homes and delays in delivering new homes to the market.

Non-QM Origination markets

The Non-QM origination markets consist of mortgage loans that do not qualify under the standard guidelines established by the GSEs. In 2024, over $46 billion of Non-QM mortgage originations were securitized and in 2025, through September, over $57 billion have been securitized and on pace to exceed $70 billion by year end.

Q3 2025 Business Highlights

Business overview of HomeXpress Mortgage Corp

The HomeXpress Acquisition represents a strategically significant milestone and broadens our business capabilities. We expect that this acquisition will provide us with direct exposure to the growing Non-QM mortgage loan origination market and enhance the diversification of our earnings sources beyond our core investment activities.

HomeXpress is a specialty wholesale mortgage lender focused primarily on providing Non-QM solutions to the residential housing market on a national basis. Non-QM loans are designed for borrowers who do not meet traditional qualified mortgage standards and typically carry higher interest rates and offer more flexible solutions for potential borrowers. HomeXpress is a leading originator of Non-QM residential mortgage loans and does so substantially on a wholesale basis through independent mortgage brokers. HomeXpress currently sells all the loans it originates on a servicing-released basis to third-party institutional investors for cash premiums. Warehouse financing is used by HomeXpress to fund these loans from origination through sale. Additional loan origination growth for HomeXpress is expected to be realized from further development of its existing wholesale origination network and also from the growth in its recent implementation of a correspondent channel. Our strategy with respect to HomeXpress emphasizes disciplined underwriting, strong secondary market execution, cost efficiency, and efficient capital utilization.

Unsecured Notes Issuance

In September, we issued $120 million of unsecured 8.875% senior notes due August 15, 2030. Net of underwriting fees and offering expenses, we received approximately $116 million in proceeds. These notes may be redeemed, in whole or in part, at any time, from time to time, at our option on or after August 15, 2027. While we continue to favor securitized debt as a source of financing for our assets, the ability to issue unsecured debt helps us to further diversify our capital structure and provides long-term financing to support our investment activities. This was our third overall unsecured bond offering, resulting in a combined total of approximately $260 million in issuance.

Secured Financing Activity

During the third quarter of 2025, our secured financing costs overall declined by 27 basis points, and our secured financing agreements (recourse liabilities) increased by a net $314 million reflecting the deployment of leverage to support our Agency

RMBS activities. While the purchase of Agency RMBS securities increased toward the end of the quarter, our Non-Agency RMBS financing saw a decrease of approximately $248 million due to asset sales and paydowns during the quarter.

As of September 30, 2025, we had no outstanding warehouse financing exposure (recourse liabilities) backed by residential mortgage loans, other than a $114 million facility related to business purpose loans.

Investment Activity

Agency RMBS Pass-throughs. Predominantly during the latter half of the quarter, we purchased approximately $1.2 billion of Agency RMBS Pass-throughs after deploying capital raised through Non-Agency RMBS sales, portfolio run-off and the issuance of unsecured senior notes. These investments diversify the portfolio and enable us to maintain liquidity available for future investments while generating attractive risk-adjusted returns.

We currently target return on equity from this Agency RMBS allocation in the 12% to 14% range, and in any case, expect the levered return to exceed our cost of capital and be accretive to our earnings.

MSR Investment. As previously announced, we gained exposure to a $6.5 billion pool of Fannie Mae mortgage servicing rights through a third-party servicing partnership. The weighted average interest rate on the loans at the time of acquisition was 4.02% and the weighted average loan-to-value ratio and borrower credit score was 71% and 754, respectively. The purchase price for this investment was $38 million which represented the net asset value after financing the MSR by the mortgage loan servicing counterparty. Because MSR valuations typically increase as interest rate rise, offsetting mark-to-market declines on our residential credit portfolio, the MSR allocation helps reduce book value volatility, stabilizes returns across rate cycles and serves as a natural book value hedge to our portfolio. In addition to the hedging characteristics, MSRs are also standalone, income generating assets. The recurring servicing fees, ancillary income, recapture income and float earnings associated with MSRs contribute to earnings while diversifying our interest rate exposure.

Asset Sales. During the quarter, we sold $237 million of retained bonds from previously issued RPL securitizations and $25 million from previously issued Non-QM and investor securitization for total proceeds of $231 million. Consequently, the retained positions sold will be added to securitized debt as a result of consolidation going forward. Net liquidity raised after payment of principal on a secured financing facility that held these retained bonds as collateral was $72 million.

We also sold $104 million of Non-Agency RMBS subordinate securities, $88 million of Non-Agency RMBS senior securities and $164 million of Agency CMBS IO positions during this quarter. Net liquidity raised after payment of principal on a secured financing facility that held these securities as collateral was $44 million. These sales generated a realized loss of $8.3 million during the quarter.

In addition, we also sold $911 million of previously purchased Agency RMBS pass-through securities as we prepared to raise liquidity for the pending acquisition of HomeXpress during the quarter. We received a total of $916 million in proceeds from this sale and a total of $216 million after paying the financing on these positions. These sales resulted in a net realized gain of $10 million during the quarter. Proceeds from the sales were largely re-invested in Agency RMBS toward the end of the quarter after completing strategic dispositions of certain Non-Agency RMBS and issued senior unsecured debt mentioned above.

Hedging transactions during the quarter ended September 30, 2025

Residential Credit Portfolio. We continued to maintain our strategy of using interest rate derivatives to mitigate the impact of interest rates on our future financing costs and protect against the potential for higher interest rates eroding our earnings and dividend paying ability. Our hedging strategy in our residential credit portfolio seeks to limit the impact of higher interest rates, while maintaining optionality in the event interest rates decline in the future. During the quarter, we entered into two swaptions, each with $300 million notional amounts.

As of September 30, 2025, we maintained open interest rate hedge positions attributable to the residential credit portfolio that included: (i) a $500 million 3.45% pay-fixed interest rate swap maturing in January 2026, (ii) a $1 billion interest rate cap with a strike rate of 3.95% maturing in February 2027, (iii) $50 million 4.05% par rate equivalent pay-fixed two-year Eris swap futures maturing in March 2027, (iv) a $300 million two-year 3.40% pay fixed rate swaption that expires in January 2027, and (v) a $300 million two-year 3.17% pay fixed rate swaption that expires in February 2027.

Agency RMBS Portfolio. Interest rate swaps and swaptions are valuable tools for managing the interest rate and prepayment risks associated with levered Agency RMBS. By strategically using these derivatives, we seek to mitigate these risks, stabilize cash flows, and potentially enhance the overall risk-adjusted returns of the Agency RMBS portfolio. During the quarter, we executed a variety of interest rate derivative transactions across a range of tenors, including $1.0 billion in pay-fixed interest rate swaps, $575 million in pay-fixed interest rate swaps with cancellable features, and $655 million in ERIS swap futures. We also closed out interest rate swaps with a range of maturities and underlying swap tenors representing notional balances of $1.7 billion that resulted in net realized gain of $2 million.

As of September 30, 2025, we maintained open interest rate hedge positions attributable to the Agency RMBS portfolio that included: (i) $1.1 billion 3.47% average pay-fixed interest rate swaps with varying maturities, (ii) $575 million interest rate swaps with cancellable features with average pay-fixed rate of 4.16% with maturities in July 2032 and July 2035, (iii) $60 million 3.87% par rate equivalent pay-fixed ten-year Eris swap futures maturing in June 2035, $230 million 3.60% par rate equivalent pay-fixed five-year Eris swap futures maturing in June 2030 and $365 million 3.69% par rate equivalent pay-fixed two-year Eris swap futures maturing in June 2027.

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

Investment and third-party asset management and advisory fees

Palisades generated third-party investment, asset management and advisory fees in the amount of $9 million during the quarter and $26 million for the nine months ended September 30, 2025. We continue to see interest from investors in residential asset management and advisory services that offer a solution for investors that want exposure to residential loans but may lack the infrastructure to manage the complexities of the strategy. We were formally engaged to provide transaction advisory services during the quarter related to a mandate executed in June 2025.

Operating expenses

Compensation, general and administrative, and servicing expenses were higher during the third quarter as compared to the previous quarter. Compensation expenses were higher this quarter by $2 million due to severance payments recorded in the quarter. General and administrative expenses and servicing fees were slightly higher this quarter compared to last. Our transaction expenses were higher by $10 million this quarter due to increased expenses related to the HomeXpress Acquisition.

Earnings and Book Value

Over the past several months, we have deliberately positioned the portfolio to maintain flexibility and to meet liquidity needs as they arise, including for the HomeXpress Acquisition that closed on October 1, 2025. In parallel, we continued to evaluate and execute selective asset dispositions related to investments that are fully valued, are not meeting our risk-adjusted return objectives, and/or are no longer consistent with our long-term portfolio objectives. These asset sales were comprised primarily of retained securities from sponsored securitizations and Non-Agency RMBS with proceeds being redeployed into higher-returning investments to enhance our earnings power, dividend paying ability, and return on equity.

During the quarter, as we prepared to raise liquidity for the pending acquisition of HomeXpress, we executed asset sales at various points that temporarily increased our cash holdings. These cash balances, along with the short-term uninvested proceeds from our bond issuance, earned lower yields and created a temporary drag on earnings.

As a result of these strategic liquidity actions, our earnings available for distribution declined by approximately $0.02 per share to $0.37 per share during the quarter.

Consistent with prior quarters, yields on mortgage loans and securitized products continued to tighten. This trend persisted through the quarter, with spreads on the senior bonds within our securitizations, primarily reflected as securitized debt liabilities, tightening more significantly than the spreads on the underlying mortgage loan assets.

As a result, the fair values of both our mortgage loans and securitized debt increased during the quarter. However, because the valuation increase in securitized debt (a liability) exceeded the corresponding gains in mortgage asset values, the net effect was a modest decline in book value, as the asset appreciation only partially offset the liability impact.

The combination of higher valuations on securitized debt liabilities, along with elevated transaction and severance expenses during the quarter, contributed to a decrease in book value per share of 3.2%, to $20.24 as of September 30, 2025.

Strategy Outlook

We expect the reminder of the year in many ways to be a continuation of the first nine months, defined in part by policy uncertainty, tariff announcements, geopolitical risks, and U.S. fiscal concerns. We anticipate markets will continue to vacillate around labor, growth, and inflation data, alongside ongoing speculation with respect to the pace of monetary policy easing.

Against this backdrop, we are committed to maintaining flexibility, exploring opportunities to expand our platform capabilities, and strategically repositioning our investment portfolio.

The completion of the HomeXpress Acquisition adds diversification of our existing revenue sources. It also gives us the ability to manufacture assets for investment in our portfolio and/or offered to managed portfolios. This optionality creates opportunities for the originated asset to be used to either support our investment strategy and/or support our dividend paying objectives.

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

We declared a $0.37 dividend per common share in the third quarter of 2025. Our economic return (as measured by the change in book value per common share plus common stock dividend) was (1.4)% for the third quarter of 2025.

Business Operations

Net Income (Loss) Summary

The table below presents our net income (loss) on a GAAP basis for the quarters ended September 30, 2025 and June 30, 2025, and the nine months ended September 30, 2025 and September 30, 2024.

Net Income (Loss)
(dollars in thousands, except share and per share data)
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2025	June 30, 2025	QoQ Change	September 30, 2025	September 30, 2024	YoY Change
Net interest income:
Interest income (1)	$209,100	$201,297	$7,803	$601,014	$568,586	$32,428
Interest expense (2)	144,089	135,287	8,802	400,773	369,733	31,040
Net interest income	65,011	66,010	(999)	200,241	198,853	1,388

Increase (decrease) in provision for credit losses	2,587	4,409	(1,822)	10,383	5,389	4,994

Other income (losses):
Net unrealized gains (losses) on derivatives	(7,907)	(2,554)	(5,353)	(16,932)	2,687	(19,619)
Realized gains (losses) on derivatives	2,015	(17,954)	19,969	(15,857)	(22,181)	6,324
Periodic interest on derivatives, net	5,751	5,067	684	14,953	19,237	(4,284)
Net gains (losses) on derivatives	(141)	(15,441)	15,300	(17,836)	(257)	(17,579)
Investment management and advisory fees	8,509	8,810	(301)	26,254	—	26,254
Interest income from investment in MSR financing receivables (3)	500	—	500	500	—	500
Net unrealized gains (losses) on financial instruments at fair value	(36,995)	6,971	(43,966)	98,872	192,008	(93,136)
Net realized gains (losses) on sales of investments	1,991	(1,915)	3,906	76	(3,750)	3,826
Gains (losses) on extinguishment of debt	—	—	—	2,122	—	2,122
Other investment gains (losses)	1,945	2,953	(1,008)	4,481	7,053	(2,572)
Total other income (losses)	(24,191)	1,378	(25,569)	114,469	195,054	(80,585)

Other expenses:
Compensation and benefits	13,756	11,660	2,096	38,501	23,427	15,074
General and administrative expenses	6,936	6,815	121	20,658	17,605	3,053
Servicing and asset manager fees	6,991	7,306	(315)	21,726	22,470	(744)
Amortization of intangibles and depreciation expenses	948	949	(1)	2,850	—	2,850
Transaction expenses	9,931	390	9,541	16,009	2,384	13,625
Total other expenses	38,562	27,120	11,442	99,744	65,886	33,858
Income (loss) before income taxes	(329)	35,859	(36,188)	204,583	322,632	(118,049)
Income taxes	251	409	(158)	2,416	55	2,361
Net income (loss)	$(580)	$35,450	$(36,030)	$202,167	$322,577	$(120,410)

Dividends on preferred stock	21,417	21,426	(9)	64,200	63,975	225

Net income (loss) available to common shareholders	$(21,997)	$14,024	$(36,021)	$137,967	$258,602	$(120,635)

Net income (loss) per share available to common shareholders:
Basic	$(0.27)	$0.17	$(0.44)	$1.69	$3.20	$(1.50)
Diluted	$(0.27)	$1.77	$(0.44)	$1.67	$3.16	$(1.47)

Weighted average number of common shares outstanding:
Basic	81,507,492	81,408,087	99,405	81,435,782	80,753,709	682,073
Diluted	81,507,492	82,600,108	(1,092,616)	82,696,006	81,716,629	979,377

Dividends declared per share of common stock	$0.37	$0.37	$—	$1.11	$1.05	$0.06
(1) Includes interest income of consolidated VIEs of $137,597 and $141,818 for the quarters ended September 30, 2025 and June 30, 2025 respectively, and $423,817 and $286,220 for the nine months ended September 30, 2025 and 2024, respectively.
(2) Includes interest expense of consolidated VIEs of $70,387, and $73,038 for the quarters ended September 30, 2025 and June 30, 2025 respectively, and $213,076 and $142,690 for the nine months ended September 30, 2025 and 2024, respectively.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $363 and $0 for the quarters ended September 30, 2025, and 2024, respectively, and $363 and $0 for the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations for the quarters ended September 30, 2025 and June 30, 2025, and for the nine months ended September 30, 2025 and September 30, 2024.

Our primary source of income is interest income earned on our assets, net of interest expense paid on our financing liabilities, and investment and asset management fees earned through our investment management and advisory business.

Quarter ended September 30, 2025 compared to the quarter ended June 30, 2025

For the quarter ended September 30, 2025, our net loss available to common shareholders was $22 million, or $(0.27) per average basic common share, as compared to a net income available to common shareholders of $14 million, or $0.17 per average basic common share for the quarter ended June 30, 2025. The net loss available to common shareholders for the quarter ended September 30, 2025 was primarily driven by a decrease in unrealized gains on financial instruments at fair value of $44 million, an increase in transaction expenses of $10 million related to the HomeXpress Acquisition, and an increase in compensation and benefits of $2 million related to severance payments made during the quarter, partially offset by a decrease in net loss on derivatives of $15 million and increase in net realized gains on sales of investments of $4 million. During the quarter ended September 30, 2025, we had net interest income of $65 million and investment management and advisory fees of $9 million, offset in part by unrealized losses on financial instruments at fair value of $37 million, operating expenses of $39 million, and preferred stock dividend of $21 million.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

For the nine months ended September 30, 2025, our net income available to common shareholders was $138 million, or $1.69 per average basic common share, compared to a net income of $259 million, or $3.20 per average basic common share for the nine months ended September 30, 2024. The decrease in net income available to common shareholders for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily driven by a decrease in net unrealized gains on financial instruments at fair value of $93 million, an increase on net losses on derivatives of $18 million, and increases to compensation and benefits of $15 million due to an increase in the overall employee headcount and additional compensation expense related to the Palisades Acquisition, and transaction expenses of $14 million related to a combination of the HomeXpress Acquisition and higher securitization activity. This was partially offset by an increase in investment management and advisory fees of $26 million.

Interest Income

Quarter ended September 30, 2025 compared to the quarter ended June 30, 2025

Interest income increased by approximately $8 million or 3.9%, to $209 million for the quarter ended September 30, 2025, as compared to $201 million for the quarter ended June 30, 2025. The increase in our interest income during the quarter ended September 30, 2025 was primarily driven by our Agency RMBS purchases as we continued to take advantage of relative value opportunities and increased our liquid security allocation. During the quarter ended September 30, 2025, the interest income on our Agency RMBS portfolio increased by $14 million as compared to the quarter ended June 30, 2025 driven by these purchases, which was partially offset by a decrease of $6 million on our Loans held for investment portfolio due to lower loan balances at the end of the current quarter.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Interest income increased by $32 million, or 5.7%, to $601 million for the nine months ended September 30, 2025 as compared to $569 million, for the nine months ended September 30, 2024. This increase was primarily driven by our Agency CMO and Agency Pass-through purchases during the period, resulting in an increase in interest income on our Agency RMBS portfolio of $48 million as compared to the nine months ended September 30, 2024. The increase in interest income is offset by decreases in income on our Non-agency RMBS and Loans held for investment portfolios of $5 million and $10 million, respectively, due to asset sales and paydowns during the year.

Interest Expense

Quarter ended September 30, 2025 compared to the quarter ended June 30, 2025

Interest expense increased by $9 million, or 6.5%, to $144 million for the quarter ended September 30, 2025, as compared to $135 million for the quarter ended June 30, 2025. This increase was primarily driven by higher borrowings to finance the purchase of $1.2 billion of Agency RMBS pass-throughs towards the end of the quarter. During the quarter ended

September 30, 2025, the interest expense on secured financing agreements collateralized by Agency RMBS increased by $12 million due to higher balances.

This increase was partially offset by a decrease in our average securitized debt balance of $235 million, which resulted in a decrease of $3 million in interest expense on Securitized debt during the quarter ended September 30, 2025, as compared to the quarter ended June 30, 2025. As we continued to rebalance our investment portfolio, we reduced our average secured financing agreements collateralized by Non-Agency RMBS through asset sales and paydowns, which decreased our interest expense on secured financing agreements collateralized by Non-Agency RMBS by $2 million during the quarter ended September 30, 2025, as compared to the quarter ended June 30, 2025.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Interest expense increased by $31 million, or 8.4%, to $401 million for the nine months ended September 30, 2025, as compared to $370 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in interest expense on our secured financing agreements collateralized by Agency RMBS of $32 million, driven by higher borrowings to finance our Agency CMO and Agency Pass-through purchases, reflecting the deployment of leverage to support our Agency RMBS activities, during the nine months ended September 30, 2025 as compared to the prior period. Additionally, the interest expense on our Long Term Debt increased to $11 million during the nine months ended September 30, 2025 as compared to $3 million for the nine months ended September 30, 2024, driven by our additional unsecured long term debt issuance during the period to support our investment activities.

The increase in interest expense was offset by a decrease in our interest expense on secured financing agreements collateralized by Non-Agency RMBS of $8 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, due to a reduction in our average secured financing agreements collateralized by Non-Agency RMBS through asset sales and paydowns. Additionally, our interest expense on Securitized debt decreased by $2 million due to a reduction in our average securitized debt balance of $530 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Economic Net Interest Income

Our Economic net interest income is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest on derivatives and interest income from investment in MSR financing receivables, and excludes interest earned on cash. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our derivatives, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps, Interest rate cap and Swap futures are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate derivatives with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest on derivatives and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Economic Net Interest Income
For the Quarter Ended September 30, 2025	$209,100	$144,089	$(5,751)	$138,338	$65,011	$5,751	$(2,204)	$68,558
For the Quarter Ended June 30, 2025	$201,297	$135,287	$(5,067)	$130,220	$66,010	$5,067	$(2,002)	$69,075
For the Quarter Ended March 31, 2025	$190,616	$121,397	$(4,135)	$117,262	$69,219	$4,135	$(1,050)	$72,304
For the Quarter Ended December 31, 2024	$192,364	$126,540	$(4,542)	$121,997	$65,824	$4,542	$(1,169)	$69,197
For the Quarter Ended September 30, 2024	$195,295	$128,844	$(6,789)	$122,054	$66,451	$6,789	$(1,729)	$71,511
(1) Primarily interest income on cash and cash equivalents and interest income from investment in MSR financing receivables.

Net Interest Rate Spread

The following tables shows our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarters Ended
	September 30, 2025			June 30, 2025
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$2,520,146	$34,108	5.9%	$1,422,791	$19,649	5.5%
Agency CMBS	41,062	464	4.5%	41,709	1,264	12.1%
Non-Agency RMBS (3)	872,037	27,872	12.5%	962,840	28,289	11.8%
Loans held for investment	10,482,981	143,952	5.5%	10,856,968	150,093	5.5%
MSR	38,221	500	5.2%	—	—	—%
Total	$13,954,447	$206,896	5.9%	$13,284,308	$199,295	6.0%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$2,450,389	$24,160	4.7%	$1,294,316	$12,428	4.6%
Agency CMBS	30,704	355	4.6%	30,572	346	4.5%
Non-Agency RMBS (3)	565,871	7,378	5.2%	629,610	9,330	5.9%
Loans held for investment	1,752,317	30,214	6.9%	1,851,517	29,628	6.4%
Securitized debt	7,321,240	72,285	3.9%	7,555,801	75,014	4.0%
Long term debt (3)	158,212	3,946	10.0%	139,750	3,474	9.9%
Total	$12,278,733	$138,338	4.5%	$11,501,566	$130,220	4.5%

Economic net interest income/net interest rate spread		$68,558	1.4%		$69,075	1.5%

Net interest-earning assets/net interest margin	$1,675,714		2.0%	$1,782,742		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.14			1.15

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1):
Agency RMBS (3)	$1,956,843	$60,916	5.7%	$578,301	$13,387	6.2%
Agency CMBS	41,336	2,276	7.3%	51,917	1,814	4.7%
Non-Agency RMBS (3)	937,776	84,430	11.9%	971,966	89,827	12.3%
Loans held for investment	10,803,010	447,637	5.5%	11,414,989	457,375	5.3%
MSR	38,221	500	5.2%	—	—	—%
Total	$13,777,186	$595,759	5.8%	$13,017,173	$562,403	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2):
Secured financing agreements collateralized by:
Agency RMBS (3)	$1,850,829	$41,318	4.7%	$472,153	$9,422	5.9%
Agency CMBS	30,395	1,039	4.6%	37,507	1,585	5.6%
Non-Agency RMBS (3)	612,575	26,277	5.7%	663,404	34,112	6.9%
Loans held for investment	1,805,427	87,293	6.4%	1,694,317	80,919	6.4%
Securitized debt	7,493,806	219,001	3.9%	8,023,370	221,298	3.7%
Long term debt (3)	145,926	10,893	10.0%	89,350	3,160	9.9%
Total	$11,938,958	$385,821	4.3%	$10,980,101	$350,496	4.3%

Economic net interest income/net interest rate spread		$209,938	1.5%		$211,907	1.5%

Net interest-earning assets/net interest margin	$1,838,228		2.0%	$2,037,072		2.2%

Ratio of interest-earning assets to interest bearing liabilities	1.15			1.19

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.

Economic Net Interest Income and the Average Earning Assets

Quarter ended September 30, 2025 compared to the quarter ended June 30, 2025

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) remained relatively unchanged at $69 million for the quarter ended September 30, 2025 compared to the prior quarter. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased slightly to 1.4% for the quarter ended September 30, 2025, as compared to 1.5% the quarter ended June 30, 2025.

Our Average net interest-earning assets decreased by $107 million to $1.7 billion for the quarter ended September 30, 2025, compared to $1.8 billion for the quarter ended June 30, 2025. Our net interest margin, which equals the Economic net interest income as a percentage of the net average balance of our interest-earning assets less our interest-bearing liabilities, decreased by 10 basis points to 2.0% for the quarter ended September 30, 2025, as compared to 2.1% for the quarter ended June 30, 2025.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $2 million to $210 million for the nine months ended September 30, 2025 from $212 million for the nine months ended September 30, 2024. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, remained relatively unchanged at 1.5% for the nine months ended September 30, 2025, and 2024, respectively.

Our Average net interest-earning assets decreased by $199 million to $1.8 billion for the nine months ended September 30, 2025, compared to $2.0 billion for the same period of 2024. Our net interest margin, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2025	$12,278,733	$138,338	4.50%	4.29%	4.05%	0.24%
For the Quarter Ended June 30, 2025	$11,501,566	$130,220	4.50%	4.32%	4.30%	0.02%
For the Quarter Ended March 31, 2025	$10,769,436	$117,262	4.40%	4.31%	4.30%	0.01%
For the Quarter Ended December 31, 2024	$10,880,840	$121,997	4.48%	4.59%	4.50%	0.09%
For the Quarter Ended September 30, 2024	$10,904,969	$122,054	4.48%	5.29%	5.24%	0.05%

Average interest-bearing liabilities increased by $777 million for the quarter ended September 30, 2025, as compared to the quarter ended June 30, 2025. Economic interest expense increased by $8 million for the quarter ended September 30, 2025, as compared to the quarter ended June 30, 2025, due to an increase in borrowings under our secured financing agreements to fund our Agency RMBS purchases.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended September 30, 2025, we recorded an increase in provision for credit losses of $3 million, as compared to an increase in provision of credit losses of $4 million for the quarter ended June 30, 2025. For the nine months ended September 30, 2025, we recorded an increase in provision for credit losses of $10 million, as compared to an increase in provision of credit losses of $5 million for the nine months ended September 30, 2024. The changes in provision for credit losses for the quarter and nine months ended September 30, 2025, as compared to the quarter and nine months ended September 30, 2024, are primarily due to a deterioration in cashflows on a combination of Non-Agency senior and subordinated bonds.

Net Gains (Losses) on Derivatives

We use derivatives to economically hedge the effects of changes in interest rates on our portfolio, specifically our secured financing agreements. Unrealized gains and losses include the change in market value, period over period, on our derivatives portfolio. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities. The net gains and losses on our derivatives include both unrealized and realized gains and losses. Realized gains and losses include the net cash paid and received on our derivatives portfolio during the period as well as sales, terminations and settlements related to our derivatives portfolio.

The tables below show a summary of our net gains (losses) on derivative instruments, for the quarters ended September 30, 2025 and June 30, 2025, and nine months ended September 30, 2025 and September 30, 2024, respectively.

	For the Quarters Ended
	September 30, 2025	June 30, 2025
	(dollars in thousands)
Periodic interest on derivatives, net	$5,751	$5,067
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	2,011	(11,941)
Swap futures	4	(390)
Treasury futures	—	—
Swaptions	—	(5,623)
Interest rate cap	—	—
Total realized gains (losses) on derivative instruments, net	2,015	(17,954)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	257	(26)
Swap futures	(5,440)	(400)
Treasury futures	—	—
Swaptions	(877)	—
Interest rate cap	(1,847)	(2,128)
Total unrealized gains (losses) on derivative instruments, net:	(7,907)	(2,554)
Total gains (losses) on derivative instruments, net	$(141)	$(15,441)

	For the Nine Months Ended
	September 30, 2025	September 30, 2024
	(dollars in thousands)
Periodic interest on derivatives, net	$14,953	$19,237
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	(9,930)	—
Swap futures	(386)	(17,317)
Treasury futures	82	(4,864)
Swaptions	(5,623)	—
Interest rate cap	—	—
Total realized gains (losses) on derivative instruments, net	(15,857)	(22,181)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	(3,640)	6,429
Swap futures	(6,081)	—
Treasury futures	(117)	—
Swaptions	(877)	(3,742)
Interest rate cap	(6,217)	—
Total unrealized gains (losses) on derivative instruments, net:	(16,932)	2,687
Total gains (losses) on derivative instruments, net	$(17,836)	$(257)

During the quarters ended September 30, 2025 and June 30, 2025, we recognized total net losses on derivatives of $141 thousand and $15 million, respectively. During the nine months ended September 30, 2025 and September 30, 2024, we recognized total net losses on derivatives of $18 million and $257 thousand, respectively.

Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

The weighted average pay rate on our interest rate swaps at September 30, 2025 was 3.65% and the weighted average receive rate was 4.24%. At September 30, 2025, the weighted average maturity on our interest rate swaps was less than 6 years.

The weighted average pay rate on our interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on our interest rate swaps was less than one year.

During the quarter and nine months ended September 30, 2025, we entered into three swaps with cancellable features with an aggregate notional of $575 million.

We had net realized losses of $2 million related to swap terminations during the quarter ended September 30, 2025. We had no swap terminations during the quarter ended September 30, 2024. We had a realized loss of $17 million related to the maturity of one swap during the nine months ended September 30, 2024.

During the quarter ended September 30, 2025, we bought two $300 million notional swaptions with 18-month expiries and 2-year underlying swap tenors. During the quarter and nine months ended September 30, 2025, we had net realized losses of $6 million related to the sale of 29 swaption contracts. During the nine months ended September 30, 2025, we exercised a swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate.

During the nine months ended September 30, 2024, we exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%.

During the nine months ended September 30, 2025, we covered our open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

During the quarter ended September 30, 2025, we entered into $365 million notional amount of two-year SOFR swap future contracts, $230 million notional amount of five-year SOFR swap future contracts, and $60 million notional amount of ten-year SOFR swap future contracts. The weighted average par rate equivalent pay-fixed was 3.70% for the quarter end. During the nine months ended September 30, 2025, we entered into $705 million swap futures.

During the quarter and nine months ended September 30, 2024, we entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which it subsequently covered for a net realized loss of $4.9 million. We had no outstanding U.S. Treasury futures contract at September 30, 2024.

During the nine months ended September 30, 2025, we entered into an interest rate cap. We paid $7 million for a two year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At September 30, 2024, we held no interest rate caps.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $9 million for the quarters ended September 30, 2025 and June 30, 2025, respectively. We recognized investment management and advisory fees of $26 million during the nine months ended September 30, 2025.

Interest Income from investment in MSR financing receivables

During the quarter ended September 30, 2025, we entered into purchase agreements to acquire base and excess servicing compensation rights, also known as MSRs, associated with a $6.5 billion portfolio of mortgage loans from a licensed, GSE-approved residential mortgage loan servicer. In these arrangements, the licensed servicer holds legal title to the MSRs and is responsible for performing all servicing activities, while we provide financing or capital support and, in return, receive the economic benefits of a base and excess servicing spread.

We entered into a Reference Spread Agreement for Agency Loans (“RESPA”) to purchase the base servicing fee on the mortgage servicing loans at a rate of 12.5 basis points less the cost of servicing and other ancillary fees and income. We also entered into a True Excess Spread Agreement for FNMA Loans (“TESPA”) entitling us to monthly distributions of the servicing fees collected by the mortgage loan servicer in excess of 12.5 basis points per annum and other related servicing cash flows.

Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when earned and received. We recognized interest income on our investments in MSR financing receivables of $500 thousand for the quarter ended September 30, 2025.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter ended September 30, 2025, the yield on two-year Treasury notes fell by 11 basis points to 3.61%, while the yield on ten-year Treasury notes dropped by 8 basis points to 4.15%. Meanwhile, interest rate volatility eased to its lowest level since early 2022. We recorded net unrealized losses on financial instruments at fair value of $37 million and net realized gains on financial instruments at fair value of $7 million for the quarters ended September 30, 2025 and June 30, 2025, respectively.

We recorded net unrealized gains on financial instruments at fair value of $99 million and $192 million for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

During the quarter ended September 30, 2025, we rebalanced a portion of our investment portfolio and sold certain of our Agency CMO, Agency RMBS and Non-Agency RMBS assets, which resulted in a net realized loss of $2 million. Proceeds from these sales were largely re-invested in liquid Agency RMBS Pass-through securities. We had a net realized loss of $4 million during the nine months ended September 30, 2024, which was primarily driven by our sales of Agency CMBS investments as a part of our portfolio optimization efforts.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended September 30, 2025 and June 30, 2025, and during the nine months ended September 30, 2025 and September 30, 2024.

Securitized Debt Collateralized by Loans Held for Investment

We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended September 30, 2025 and during the quarter and nine months ended September 30, 2024. We acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million during the nine months ended September 30, 2025.

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

During the third quarter of 2025, we issued $120 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 8.875% Senior Notes due 2030 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, the Company received approximately $116 million of proceeds.

At September 30, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $2 million. At September 30, 2025, the unamortized deferred debt issuance cost was $9 million. The net interest expense was $4 million and $11 million for the quarter and nine months ended September 30, 2025, respectively.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2025	$30,623	0.82%	4.72%
For the Quarter Ended June 30, 2025	$18,865	0.54%	2.86%
For the Quarter Ended March 31, 2025	$25,680	0.78%	3.97%
For the Quarter Ended December 31, 2024	$28,240	0.84%	4.29%
For the Quarter Ended September 30, 2024	$15,130	0.45%	2.25%

Compensation and benefits costs increased and were $14 million and $12 million for the quarters ended September 30, 2025 and June 30, 2025, respectively. Compensation and benefits costs were approximately $39 million and $23 million for the nine months ended September 30, 2025 and September 30, 2024. The increase in Compensation and benefits costs for the quarter and nine months ended September 30, 2025 compared to the quarter and nine months ended September 30, 2024, was driven by higher overall compensation expense related to the increase in employee headcount and Palisades Acquisition, and severance payments which occurred during the quarter ended September 30, 2025.

The general and administrative expenses remained unchanged at $7 million for the quarters ended September 30, 2025 and June 30, 2025, respectively. G&A expenses were approximately $21 million and $18 million for the nine months ended September 30, 2025 and September 30, 2024. G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, rent and independent investment consulting expenses.

During the quarter ended September 30, 2025, we incurred transaction expenses of $10 million in relation to the HomeXpress Acquisition. During the quarter ended June 30, 2025, we incurred transaction expenses of $390 thousand due to HomeXpress Acquisition.

Servicing and Asset Manager Fee Expense

Servicing fees and asset manager expenses remained relatively unchanged at $7 million for the quarters ended September 30, 2025 and June 30, 2025, respectively. Servicing fees and asset manager expenses remained relatively unchanged at $22 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. Servicing fees generally ranged from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs.

Amortization of intangibles and depreciation expenses

We recognized intangible assets related to investment management agreements and developed technology acquired in the transaction. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the Palisades Acquisition during the fourth quarter of 2024. During the quarters ended September 30, 2025 and June 30, 2025, we recognized amortization of intangible assets and depreciation expense of $948 thousand and $949 thousand, respectively. During the nine months ended September 30, 2025, we recognized amortization of intangible assets and depreciation expense of $3 million.

Earnings available for distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income (loss) excluding (i) unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, (ii) realized gains or losses on the sales of investments, (iii) gains or losses on the extinguishment of debt, (iv) changes in the provision for credit losses, (v) unrealized gains or losses on derivatives, (vi) realized gains or losses on derivatives, (vii) transaction expenses, (viii) stock compensation expenses for retirement eligible awards, (ix) amortization of intangibles and depreciation expenses, (x) non-cash imputed compensation expense related to business acquisitions, and (xi) other gains and losses on equity investments.

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

Transaction expenses are primarily comprised of costs only incurred at the time of execution of our securitizations, certain structured secured financing agreements, and business combination transactions and include costs such as underwriting fees, legal fees, diligence fees, accounting fees, bank fees and other similar transaction-related expenses. These costs are all incurred prior to or at the execution of the transaction and do not recur. Recurring expenses, such as servicing fees, custodial fees, trustee fees and other similar ongoing fees are not excluded from earnings available for distribution. We believe that excluding these costs is useful to investors as it is generally consistent with our peer group’s treatment of these costs in their non-GAAP measures presentation, mitigates period to period comparability issues tied to the timing of securitization and structured finance transactions, and is consistent with the accounting for the deferral of debt issuance costs prior to the fair value election option made by us. In addition, we believe it is important for investors to review this metric which is consistent with how management internally evaluates the performance of the Company. Stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (generally 36 months) rather than reported as an immediate expense.

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

	For the Quarters Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(dollars in thousands, except per share data)
GAAP net income (loss) available to common stockholders	$(21,997)	$14,024	$145,940	$(168,275)	$113,672
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	36,995	(6,971)	(128,895)	181,197	(104,012)
Net realized (gains) losses on sales of investments	(1,991)	1,915	—	1,468	—
(Gains) losses on extinguishment of debt	—	—	(2,122)	—	—
Increase (decrease) in provision for credit losses	2,587	4,409	3,387	4,448	358
Net unrealized (gains) losses on derivatives	7,907	2,554	6,469	(276)	14,457
Realized (gains) losses on derivatives	(2,015)	17,954	(82)	(641)	4,864
Transaction expenses	9,931	390	5,688	4,707	2,317
Stock Compensation expense for retirement eligible awards	(506)	(501)	1,432	(307)	(424)
Amortization of intangibles and depreciation expenses (2)	948	949	951	321	—
Non-cash imputed compensation related to business acquisition	341	341	341	10,296	—
Other investment (gains) losses	(1,945)	(2,953)	417	(2,490)	(1,366)
Earnings available for distribution	$30,255	$32,111	$33,526	$30,448	$29,866

GAAP net income (loss) per diluted common share	$(0.27)	$0.17	$1.77	$(2.07)	$1.39
Earnings available for distribution per adjusted diluted common share	$0.37	$0.39	$0.41	$0.37	$0.36
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

	For the Quarters Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Weighted average diluted shares - GAAP	81,507,492	82,600,108	82,394,218	81,266,223	81,855,872
Potentially dilutive shares (1)	1,377,857	—	—	1,263,734	—
Adjusted weighted average diluted shares - Earnings available for distribution	82,885,349	82,600,108	82,394,218	82,529,957	81,855,872
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarter ended September 30, 2025 and December 31, 2024.

Earnings available for distribution for the quarter ended September 30, 2025 were $30 million, or $0.37 per average diluted common share, and slightly decreased by $2 million, compared to $32 million, or $0.39 per average diluted common share for the quarter ended June 30, 2025.

Net Income (Loss) and Return on Total Stockholders' Equity

The table below shows our Net income (loss) and Economic net interest income as a percentage of average stockholders' equity and Earnings available for distribution as a percentage of average common stockholders' equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity. Average equity is defined as the average of our beginning and ending stockholders' equity balance for the period reported. Economic net interest income and Earnings available for distribution are non-GAAP measures as defined in previous sections.

	Return on Average Equity	Economic Net Interest Income/Average Equity	Earnings available for distribution/Average Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2025	(0.09)%	10.56%	7.26%
For the Quarter Ended June 30, 2025	5.38%	10.49%	7.54%
For the Quarter Ended March 31, 2025	25.89%	11.19%	8.10%
For the Quarter Ended December 31, 2024	(22.27)%	10.52%	7.16%
For the Quarter Ended September 30, 2024	20.30%	10.64%	6.79%
Return on average equity was (0.09)% for the quarter ended September 30, 2025, as compared to 5.38% for the quarter ended June 30, 2025. This decrease was primarily driven by lower mark to market gains on our investment portfolio. Economic net interest income as a percentage of average equity increased by 7 basis points for the quarter ended September 30, 2025 as compared to the quarter ended June 30, 2025. Earnings available for distribution as a percentage of average common equity decreased by 28 basis points for the quarter ended September 30, 2025, as compared to the quarter ended June 30, 2025.

Financial Condition

Portfolio Review

During the nine months ended September 30, 2025, we focused our efforts on taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. During the nine months ended September 30, 2025, on an aggregate basis, we purchased $3.8 billion of investments and received $1.3 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Interest earning assets at period-end (1)	$14,111,113	$12,780,065
Interest bearing liabilities at period-end	$12,218,502	$10,014,759
GAAP Leverage at period-end	4.8:1	4.0:1
GAAP Leverage at period-end (recourse)	2.0:1	1.2:1
(1) Excludes cash and cash equivalents.

	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	5.9%	7.9%	6.2%	8.3%
Senior	2.9%	3.7%	3.7%	4.8%
Subordinated	1.9%	3.0%	1.9%	2.9%
Interest-only	1.1%	1.2%	0.6%	0.6%
Agency RMBS	20.3%	3.7%	20.4%	3.7%
Pass-through	17.7%	—%	17.8%	—%
CMO	2.5%	3.6%	2.5%	3.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	0.3%	0.4%	0.3%	0.4%
Project loans	0.3%	0.3%	0.2%	0.3%
Interest-only	0.0%	0.1%	0.1%	0.1%
Loans held for investment	73.5%	88.0%	73.1%	87.6%
Fixed-rate percentage of portfolio	86.0%	87.9%	85.4%	87.3%
Adjustable-rate percentage of portfolio	14.0%	12.1%	14.6%	12.7%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio at September 30, 2025 and December 31, 2024. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$865,570	$43.17	$60.14	5.7%	20.2%	5.2%	4.6%	1.3%	1.9%	23.6%	1.2%
Subordinated	499,426	51.52	53.10	4.3%	8.9%	8.1%	7.9%	0.5%	0.7%	46.6%	5.2%
Interest-only	2,481,658	5.98	3.35	0.7%	4.5%	5.0%	5.1%	0.9%	1.0%	43.5%	—%
Agency RMBS
Pass-through	2,561,414	97.12	98.40	4.9%	5.3%	5.9%	6.2%	N/A	N/A	N/A	N/A
CMO	350,865	99.97	100.56	5.5%	5.6%	10.8%	11.4%	N/A	N/A	N/A	N/A
Interest-only	370,958	5.06	4.23	0.7%	6.8%	10.4%	9.3%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	39,706	101.52	81.74	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	124,271	2.75	2.39	0.9%	12.8%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	9,204,848	97.81	98.20	5.5%	5.5%	6.6%	6.5%	0.7%	0.4%	33.7%	9.0%
Prime Loans	397,793	90.94	94.14	4.3%	5.9%	5.9%	3.5%	—%	—%	—%	—%
Investor Loans	770,195	102.55	102.10	6.9%	6.5%	11.5%	13.3%	0.1%	0.1%	32.4%	15.7%
Business Purpose Loans	144,765	99.11	98.78	9.0%	6.2%	42.9%	29.7%	—%	0.6%	10.6%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%	4.5%	4.9%	1.1%	1.5%	14.7%	1.9%
Subordinated	648,977	59.18	57.99	4.5%	8.0%	7.4%	7.0%	1.1%	0.8%	29.7%	6.8%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%	5.0%	5.3%	0.8%	0.8%	39.5%	—%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%	15.7%	—%	N/A	N/A	N/A	N/A
Interest-only	380,311	5.15	4.41	0.6%	6.9%	9.4%	9.0%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	449,437	1.36	1.43	0.5%	8.9%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	10,322,156	98.05	96.14	5.5%	5.6%	6.7%	6.2%	0.7%	0.7%	25.1%	8.3%
Prime Loans	420,446	90.75	92.50	4.3%	5.9%	6.0%	4.1%	—%	—%	37.8%	—%
Investor Loans	573,748	102.04	98.64	6.5%	6.4%	12.6%	9.8%	—%	—%	—%	14.7%
Business Purpose Loans	343,071	100.74	100.01	6.8%	8.9%	27.8%	14.3%	1.2%	0.2%	4.5%	6.8%
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Balance, beginning of period	$108,412	$110,861	$117,203	$123,953	$125,881
Accretion of discount	(10,803)	(8,253)	(7,705)	(8,855)	(10,949)
Purchases	—	—	—	—	2,834
Sales	(10,786)	188	—	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	2,474	5,616	1,363	2,105	6,187
Balance, end of period	$89,297	$108,412	$110,861	$117,203	$123,953

Liquidity and Capital Resources

General

Liquidity measures our ability to meet cash requirements, including for ongoing borrowing commitments such as margin calls on non-MTM facilities, purchases of RMBS, residential mortgage loans and other assets for our portfolio, payment of dividends and other general business needs. Our principal sources of capital and funds for additional investments primarily include earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities, including warehouse facilities, and proceeds from equity or other securities offerings. Over the past several months, we have deliberately positioned the portfolio to maintain flexibility and to meet liquidity needs as they arise, including the HomeXpress Acquisition that closed on October 1, 2025. During the quarter, as we prepared to raise liquidity for the pending acquisition of HomeXpress, we executed asset sales at various points that temporarily increased our cash holdings.

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

Current Period

We held cash and cash equivalents of approximately $491 million and $84 million at September 30, 2025 and December 31, 2024, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $407 million from December 31, 2024 to September 30, 2025.

Our operating activities used net cash of approximately $96 million and provided $168 million for the nine months ended September 30, 2025 and 2024, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $207 million and $222 million during the nine months ended September 30, 2025 and 2024, respectively.

Our investing activities used cash of $1.3 billion and $511 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we used cash to purchase $3.3 billion of Agency MBS and $440 million of Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.3 billion, collectively. During the nine months ended September 30, 2024, we used cash on investment purchases of $986 million of Agency MBS, $523 million of Loans held for investment and $96 million of Non-Agency RMBS offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.1 billion and from sale of our Agency MBS of $35 million.

Our financing activities provided cash of $1.8 billion and $219 million for the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we received cash from net proceeds on our secured financing agreements of $2.0 billion, and proceeds received from our secured debt borrowings of $1.0 billion. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion, and payment of common and preferred dividends of $155 million. During the nine months ended September 30, 2024, we received cash from net proceeds on our secured financing agreements of $791 million, and issuance of unsecured notes of $134 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $875 million, and payment of common and preferred dividends of $171 million.

Our recourse leverage increased at September 30, 2025 to 2.0:1 as compared to 1.2:1 at December 31, 2024. This increase was primarily driven by higher borrowings under secured financing agreements to finance our Agency RMBS purchases. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of September 30, 2025 and December 31, 2024, we had $261 million and $526 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At September 30, 2025 and December 31, 2024, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows.

	September 30, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	3,154,423	4.71%	4.32% - 7.34%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	277,781	6.29%	5.67% - 6.86%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	191,681	5.07%	4.57% - 5.58%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	11,651	5.15%	5.15% - 5.15%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	185,759	5.81%	4.93% - 6.52%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	306,766	6.99%	5.16% - 8.38%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	439,261	8.16%	5.36% - 8.41%	—	N/A	N/A
2 to 3 years	316,684	5.01%	5.01% - 5.01%	337,245	5.02%	5.02% - 5.02%
Total	$4,884,006	5.33%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $389 thousand of deferred financing costs as of September 30, 2025.

Average remaining maturity of Secured financing agreements secured by:
	September 30, 2025	December 31, 2024
Agency RMBS	9 Days	16 Days
Agency CMBS	7 Days	8 Days
Non-Agency RMBS and Loans held for investment	301 Days	237 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At September 30, 2025, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.5%, Agency CMBS was 5.4%, and Non-Agency RMBS and Loans held for investment was 26.7%. At December 31, 2024, the weighted average haircut on our remaining secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5%, and Non-Agency RMBS and Loans held for investment was 26.0%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of September 30, 2025, we have entered into $910 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of September 30, 2025 we have $429 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 5 to our consolidated financial statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At September 30, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 4.4% and Non-Agency MBS and Loans held for investment was 6.6%. At December 31, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.8%, Agency CMBS was 4.8% and Non-Agency MBS and Loans held for investment was 6.8%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. we believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2025 and December 31, 2024 was $317 million and $337 million, respectively. The fair value of collateral pledged was $369 million and $383 million as of September 30, 2025 and December 31, 2024, respectively. We carry this secured financing instrument at fair value of $310 million and $319 million as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At September 30, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At September 30, 2025, the maturity on the secured financing agreements at fair value was two years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to the adjusting of the size of our portfolio by using leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End September 30, 2025	$4,799,281	$4,876,986
Quarter End June 30, 2025	$3,806,015	$4,563,063
Quarter End March 31, 2025	$2,925,366	$2,994,191
Quarter End December 31, 2024	$3,019,337	$2,824,371
Quarter End September 30, 2024	$2,986,995	$3,228,748

Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2025 and December 31, 2024, the carrying value of our total interest-bearing debt was approximately $12.2 billion and $9.9 billion, respectively, which represented a leverage ratio of approximately 4.8:1 and 4.0:1, respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2025, we had secured financing agreements with 17 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of September 30, 2025 and December 31, 2024, we had $6.1 billion and $4.1 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, Swap futures, swaptions, U.S. Treasury futures and interest rate caps. The average remaining maturities on our interest rate swaps at September 30, 2025 was less than six years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our Swap futures at September 30, 2025 is three years. The Swap futures are exchange traded instrument. Similar to our interest rate swaps we post collateral when we are in a net loss position. The interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2025:

September 30, 2025

Country	Number of Counterparties	Secured Financing Agreement	Derivative Instruments at Fair Value	Exposure (1)
(dollars in thousands)
United States	10	$3,045,867	$(5,018)	$587,111
Japan	3	1,161,675	—	540,727
Canada	2	403,944	1,768	96,091
Spain	1	39,103	—	2,370
South Korea	1	$233,416	$—	$11,283
Total	17	$4,884,006	$(3,250)	$1,237,582
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral which is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At September 30, 2025, we had amounts at risk with Nomura of 19% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 281 days. The amount at risk with Nomura was $491 million. At December 31, 2024, we had amounts at risk with Nomura of 20% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

At September 30, 2025, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We did not repurchase any of our common stock during the quarters ended September 30, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of September 30, 2025.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters ended September 30, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of September 30, 2025.

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarters and nine months ended September 30, 2025. We declared dividends to Series A preferred stockholders of

$3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2024, respectively.

We declared dividends to Series B preferred stockholders of $8 million and $25 million, or $0.65 and $1.94 per preferred share, during the quarter and nine months ended September 30, 2025. We declared dividends to Series B preferred stockholders of $9 million and $25 million or $0.71 and $1.92 per preferred share, during the quarter and nine months ended September 30, 2024.

We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarters and nine months ended September 30, 2025. We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2024.

We declared dividends to Series D preferred stockholders of $5 million and $15 million, $0.63 or $1.89 per preferred share, during the quarter and nine months ended September 30, 2025. We declared dividends to Series D preferred stockholders of $6 million and $15 million, or $0.70 and $1.90 per preferred share, during the quarter and nine months ended September 30, 2024, respectively.

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

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act (the “Act”) and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the Act to the aforementioned preferred stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26% per annum have automatically replaced three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

As of September 30, 2025, approximately 4 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of our Board of Directors had previously approved a Stock Award Deferral Program (the "Deferral Program"). The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of our Board of Directors irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan will be liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date will be paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At September 30, 2025 and December 31, 2024, there are approximately 162 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At September 30, 2025 and December 31, 2024, there are approximately 336 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarter ended September 30, 2025 and 2024, we did not grant any RSUs. During the nine months ended September 30, 2025 and 2024, we granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 362 thousand RSU awards during the nine months ended September 30, 2025 with a grant date fair value of $5 million for the 2025 performance year. We granted 240 thousand RSU awards during the nine months ended September 30, 2024 with a grant date fair value of $4 million for the 2024 performance year.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the nine months ended September 30, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the nine months ended September 30, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. Our three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. We did not grant any PSU awards during the quarters ended September 30, 2025 and 2024. For the nine months ended September 30, 2025, we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the nine months ended September 30, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

At September 30, 2025 and December 31, 2024, there were approximately $2 million and $1 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.

Contractual Obligations and Commitments
The following tables summarize our contractual obligations at September 30, 2025 and December 31, 2024. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$4,128,060	$755,945	$—	$—	$4,884,006
Securitized debt, collateralized by Non-Agency RMBS	8	225	11	29	273
Securitized debt at fair value, collateralized by Loans held for investment	1,237,101	2,041,246	1,881,201	2,274,842	7,434,390
Interest expense on MBS secured financing agreements (1)	23,880	4,507	—	—	28,387
Interest expense on securitized debt (1)	260,318	405,415	269,251	382,538	1,317,523
Total	$5,649,368	$3,207,338	$2,150,463	$2,657,410	$13,664,579
(1) Interest is based on variable rates in effect as of September 30, 2025.

December 31, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,504,915	$337,245	$—	$—	$2,842,160
Securitized debt, collateralized by Non-Agency RMBS	—	13	—	13	26
Securitized debt at fair value, collateralized by Loans held for investment	1,288,028	2,091,147	1,937,868	2,253,020	7,570,063
Interest expense on MBS secured financing agreements (1)	29,737	1,364	—	—	31,101
Interest expense on securitized debt (1)	255,162	394,250	257,323	292,081	1,198,816
Total	$4,077,842	$2,824,019	$2,195,191	$2,545,114	$11,642,166
(1) Interest is based on variable rates in effect as of December 31, 2024.

Not included in the tables above are the unfunded construction loan commitments of $3 million and $5 million as of September 30, 2025 and December 31, 2024. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and nine months ended September 30, 2025, we funded an additional $637 thousand towards that commitment, which brought the total funding to $57 million, leaving an unfunded commitment of $18 million.

Capital Expenditure Requirements

At September 30, 2025 and December 31, 2024, we had no material commitments for capital expenditures.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Balance, beginning of period	$90,565	$89,065	$85,305	$81,368	$78,366
Realized losses	(1,539)	(1,613)	(1,811)	(1,182)	534
Accretion	3,317	3,072	2,906	2,820	2,926
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	(7,328)	—	—	48	—
Increase/(decrease)	8,766	41	2,665	2,251	(458)
Balance, end of period	$93,781	$90,565	$89,065	$85,305	$81,368

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Balance, beginning of period	$102,727	$106,961	$143,228	$181,895	$190,675
Realized losses	(6,717)	(7,816)	(3,583)	(6,180)	(6,226)
Accretion	1,385	1,439	1,087	2,584	2,703
Losses on purchases	—	—	—	—	—
Increase/(decrease)	515	2,143	(33,771)	(35,071)	(5,257)
Balance, end of period	$97,910	$102,727	$106,961	$143,228	$181,895

Additionally, the Non-Agency RMBS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk-based criteria. Our review of Non-Agency RMBS includes utilizing a portfolio management system. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, credit enhancement, seasoning, collateral value and other pertinent factors.

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates factors that could lead the Federal Reserve to increase its federal funds rate, and a change in the spread between short and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments and our related debt obligations, which are generally secured financing agreements and securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk through utilization of derivative contracts, primarily interest rate swap agreements, swaptions, interest rate caps, and futures. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over SOFR. The fixed spread varies depending on the type of underlying asset that collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned on our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Similarly, if interest rates declined and the levels of prepayments increased, this would have the effect of shortening the life of our investments in MSR financing receivables and may reduce the cash and interest income related to such investments.

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

Our profitability and the value of our investment portfolio including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2025 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	September 30, 2025 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	11.48%	3.87%
-50 Basis Points	6.44%	1.95%
Base Interest Rate	—	—
+50 Basis Points	(7.44)%	(1.95)%
+100 Basis Points	(15.24)%	(3.83)%
(1) The retained securities are securities retained by us from securitization VIEs included in our portfolio and not the consolidated assets and liabilities of the VIEs. Our consolidated Statement of Financial Condition include assets of consolidated VIEs that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to us.
(2) Includes preferred stock dividend expense.
(3) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

Prepayment & Extension Risk

As we receive prepayments of principal on these investments, premiums and discounts on such investments will be amortized or accreted into interest income. In general, an increase in actual or expected prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the investments. Conversely, discounts on such investments are accelerated and accreted into interest income, increasing interest income when prepayments increase. Actual prepayment results may be materially different from the assumptions we use for our portfolio.

Management computes the projected weighted-average life of our investments based on assumptions regarding the rate at which borrowers will prepay the underlying mortgages. When fixed-rate or hybrid adjustable-rate residential mortgage loans or RMBS are acquired via borrowings, we carefully assess the potential impact of prepayment and extension risk. If prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond expectations. This extension risk may result in a mismatch between the duration of the borrowings and the fixed-rate portion of the related assets, which could impact our net interest spread. In such cases, the income earned on the fixed-rate assets may remain stable, while borrowing costs could rise, potentially negatively affecting our results from operations. Additionally, in extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could result in losses.

Basis Risk

We may seek to limit our interest rate risk by hedging portions of our portfolio through interest rate swaps or other types of hedging instruments. Basis risk relates to the risk of the spread between our hedged assets and hedges widening. Such a widening may cause a decline in the fair value of our assets that is greater than the increase in fair value of our hedges resulting in a net decline in book value.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2025. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

September 30, 2025
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,160,298	$5,929,665	$705,073	$6,341,289	$14,136,324
Cash equivalents	491,475	—	—	—	491,475
Total rate sensitive assets	$1,651,773	$5,929,665	$705,073	$6,341,289	$14,627,799

Rate sensitive liabilities	5,423,466	2,139,961	—	4,388,717	11,952,144
Interest rate sensitivity gap	$(3,771,693)	$3,789,704	$705,073	$1,952,572	$2,675,655

Cumulative rate sensitivity gap	$(3,771,693)	$18,011	$723,084	$2,675,656

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(26)%	—%	5%	18%

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management designed to assess and manage our operational, strategic, and financial risks. The “First Layer of Defense” consists of assessing key risks indicators facing each respective business unit within the Company. Our risk management unit is a separate group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to enhance their understanding, monitoring, managing and escalating risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes Oxley. The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to the Audit Committee of the Board of Directors.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the third quarter of 2025.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are supplementing the risk factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the 2024 Form 10-K and subsequent Quarterly Reports on Form 10-Q.

On October 3, 2025, we filed certain supplemental risk factors related to the business of HomeXpress as Exhibit 99.4 to our Current Report on Form 8-K. These risk factors are hereby incorporated by reference.

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

The Company did not repurchase any of its common stock during the quarters and nine months ended September 30, 2025.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Recent Tax Legislation

Effective July 4, 2025, certain changes to U.S. tax law were enacted that impact us and our stockholders. Among other changes, this legislation (i) permanently extends the 20% deduction for “qualified REIT dividends” for individuals and other non-corporate taxpayers under Section 199A of the Code and (ii) increases the percentage limit under the REIT asset test applicable to taxable REIT subsidiaries from 20% to 25% for taxable years beginning after December 31, 2025. Prospective investors are urged to consult with their tax advisors regarding the effect of these changes to the federal tax laws on an investment in the Company.
Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated June 11, 2025, by and among Chimera Investment Corporation and the Sellers and their Representatives, each as defined therein (filed as Exhibit 2.1 to the Company’s Report on Form 8-K/A filed on June 13, 2025 and incorporated herein by reference).

2.2
First Amendment to Stock Purchase Agreement, dated August 5, 2025, by and among Chimera Investment Corporation and the Sellers and their Representatives, each as defined therein. (filed as Exhibit 2.2 to the Company's Report on Form 10-Q on August 6, 2025).

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

4.9
Fourth Supplemental Indenture, dated September 16, 2025, between the Company and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.10 to the Company’s Registration Statement on Form 8-A, dated September 16, 2025 and incorporated herein by reference).

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

4.12
Form of 8.875% Senior Notes Due 2030 of the Company (attached as Exhibit A to the Fourth Supplemental Indenture, incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form 8-A, dated September 16, 2025).

10.1
Registration Rights Agreement, dated August 5, 2025, by and among Chimera Investment Corporation and the Holders as defined therein.(filed as Exhibit 10.2 to the Company's Report on Form 10-Q on August 6, 2025 and incorporated herein by reference).

10.2	Chimera Investment Corporation Inducement Award Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 1, 2025 and incorporated herein by reference).
10.3
Form of Restricted Stock Unit pursuant to the Chimera Investment Corporation Inducement Award Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 1, 2025 and incorporated herein by reference).

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
Date: November 6, 2025

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: November 6, 2025