Form 10-K
period 2025-12-31
CHIMERA INVESTMENT CORP
filed 2026-02-18
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: December 31, 2025

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
Yes ☐ No ☑

At June 30, 2025, the aggregate market value of the voting stock held by non-affiliates of the Registrant was 1,107,087,713 based on the closing sale price on the New York Stock Exchange on that date.

The number of shares of the Registrant’s Common Stock outstanding on January 31, 2026 was 83,402,526.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after the end of registrant’s fiscal year covered by this Annual Report, are incorporated by reference into Part III.

CHIMERA INVESTMENT CORPORATION

FORM 10-K

In this Annual Report on Form 10-K, references to “we,” “us,” “our,” “Chimera” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Annual Report on Form 10-K:
•Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”);
•GSE refers to a government-sponsored enterprise, such as Fannie Mae, Freddie Mac and Ginnie Mae;
•FHFA refers to the Federal Housing Financing Agency;
•CFPB refers to the Consumer Financial Protection Bureau;
•VA refers to the U.S. Department of Veterans Affairs;
•HUD refers to the United States Department of Housing and Urban Development;
•FHA refers to the Federal Housing Administration;
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
•Limited-MTM refers to limited mark-to-market facilities (meaning, the market value of the collateral must drop below a threshold before a lender can issue a margin call or some other limitation such as magnitude of rate move or other financial variables);
•RTLs refer to residential transition loans;
•HELOCs refer to home equity lines of credit;
•ABS refers to asset-backed securities;
•RPLs refer to re-performing loans;
•IOs refers to interest-only securities;
•MSRs refer to mortgage servicing rights;
•QM refers to qualified mortgages that are designed for borrowers who meet traditional lending criteria and comply with regulatory standards for safety and affordability;
•Non-QM refers to consumer non-qualified mortgages that are designed for borrowers who do not meet traditional qualified mortgage standards;
•FICO refers to Fair Isaac Corporation;
•LTV refers to loan-to-value;
•CDO refers to collateralized debt obligation;
•LHFS refers to loans held-for-sale;
•IRLC refers to interest rate lock commitments; and
•REO refers to real estate owned.

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
•our ability to successfully integrate and realize the anticipated benefits of any acquisitions, including the acquisition of HomeXpress;
•our ability to originate or acquire quality and profitable loans at an appropriate and consistent cost;
•our ability to sell the loans that we originate or acquire;
•our ability to refinance or obtain additional liquidity for borrowing;
•our ability to manage, maintain and expand our relationships with our clients, the independent mortgage brokers and bankers;
•our ability to operate our investment management and advisory services and manage any regulatory rules and conflicts of interest;
•the degree to which our hedging strategies may or may not be effective;
•our ability to effect our strategy to securitize residential mortgage loans;
•our ability to compete with competitors and source target assets at attractive prices;
•the ability of servicers and other third parties to perform their services at a high level and comply with applicable law and expanding regulations;
•our dependence on information technology and its susceptibility to cyber-attacks;
•the development, proliferation and use of artificial intelligence;
•our ability to find and retain qualified executive officers and key personnel;
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

PART I
Item 1. Business

The Company

We are a diversified real estate company that invests in, originates, and manages primarily residential real estate assets. The assets we may invest in and manage for others, through our wholly-owned subsidiary Palisades Advisory Services LLC (“PAS”), include residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose loans (including RTLs) and investor loans, MSRs and other real estate-related assets such as Agency CMBS, junior liens and HELOCs, equity appreciation rights, and reverse mortgages. Also, through our wholly-owned subsidiary, HomeXpress Mortgage Corp. (“HomeXpress”), we originate consumer Non-QM and investor business purpose residential mortgage loans as well as QM residential mortgage loans. Chimera Investment Corporation was incorporated in Maryland on June 1, 2007 and started trading on the NYSE in November 2007, and is structured as an internally managed real estate investment trust (REIT) for U.S. federal income tax purposes.

Acquisition of HomeXpress Mortgage Corp.

On October 1, 2025, the Company completed the acquisition of HomeXpress (the “HomeXpress Acquisition”) for total consideration of $272 million, which consisted of (i) cash of $124 million, representing the Adjusted Book Value of HomeXpress as of September 30, 2025, (ii) cash premium of $120 million, and (iii) issuance of 2,077,151 shares of the Company's common stock. As a result of the HomeXpress Acquisition, the Company began originating consumer Non-QM, investor business purpose, and other mortgage loan products through its subsidiary, HomeXpress during the fourth quarter.

In 2025, the Company reevaluated its composition and the number of our reportable segments based on changes in the significance of certain business activities, including the HomeXpress Acquisition. As a result of this reevaluation, the Company reports as two reportable segments: (i) Investment Portfolio, and (ii) Residential Origination. The Investment Portfolio segment consists of the Company’s investments and third-party advisory services activities. The Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products.

Our Business Strategy

Our principal business objectives are to provide attractive risk-adjusted returns and distributable income through investment performance linked to mortgage credit fundamentals and to grow our enterprise value of time. Through our mortgage lending, investment management, and advisory services platforms, we operate as a fully integrated mortgage business that originates, manages, and invests in a diversified range of mortgage assets. We invest, directly or indirectly, generally on a levered basis across a spectrum of mortgage assets, including residential mortgage loans, Non-Agency RMBS, Agency RMBS, Agency CMBS, MSRs, business purpose and investor loans, including RTLs, and other real estate-related assets. Net interest income from our investment portfolio is the interest income we earn on investments less the interest expense we incur on borrowed funds. In addition, we generate income from our third-party investment management and advisory services. Currently, the primary sources of such income are the fees we receive from institutions for our non-discretionary investment management and advisory services less the cost of providing such services. In the future, an additional source of fees and incentive based income may be from our investment management and advisory services provided on a discretionary basis through investment funds that we manage (the “Discretionary Funds”). Through our subsidiary, HomeXpress, we originate consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products. HomeXpress primarily generates income from the origination and sale of its mortgage loan products and, to a lesser degree, the interest on its loans held for sale.

We plan to execute our business strategy through a combination of organic and external growth, depending on opportunities and market conditions. In addition to our strategy of building a durable portfolio of residential mortgage assets, we intend to continue to grow our fee income and enterprise value by growing our existing operational platforms as well as looking for opportunities to acquire additional operating platforms, including entities that originate or service mortgage loans, and other businesses, partnerships or investments that could enhance our business activities and returns to our shareholders through diversification of revenue and growth of our enterprise value. Additional loan origination growth for HomeXpress is expected to be realized primarily from further development of its existing wholesale origination network but also from the growth in its recent implementation of a non-delegated correspondent channel for consumer Non-QM and investor business purpose loans and expansion of its FHA, VA and conventional agency-conforming lending. We also plan to source additional assets for investment in the Chimera portfolio to our managed portfolios as well as adding gains on the origination and sale of the loans that HomeXpress originates. We believe that our strategy of generating income from our portfolio along with fees and incentive-based income from our third-party investment management and advisory services and loan origination business, while remaining open to opportunities to enhance these activities, will provide us an opportunity to pay dividends throughout changing market cycles and grow our share price over time through increasing our enterprise value.

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

During 2025, we focused on diversifying the portfolio and repositioning the Company as a diversified, vertically integrated residential real estate platform. To execute on these objectives, we exercised redemption rights with respect to several securitized transactions and raised capital organically through re-securitizations of the underlying mortgage loans and loan sales to third parties. We also raised capital through monetizing certain fully valued assets as well as through the issuance of senior unsecured debt. These activities provided the capital necessary as we expanded our platform and mortgage lending capabilities through the acquisition of HomeXpress, increased our allocation to liquid Agency RMBS, made our first investment in MSRs, and began to reshape our allocation of capital, investment mix, and sources of income and earnings.

In 2026, we intend to continue our investment focus on active portfolio management, capital allocation discipline, and risk management in light of ongoing market uncertainty. This includes seeking to position the portfolio with a focus on liquidity, financing flexibility, and moderate leverage levels to maintain the capacity to provide capital and liquidity opportunistically across market conditions. We also remain attentive to potential business acquisition opportunities that align with our strategy.

We plan to monetize assets that we believe are fully valued or where relative value has diminished, and to redeploy capital toward investments that we believe offer more attractive risk-adjusted returns consistent with our long-term portfolio objectives. Subject to capital availability, we may seek to further diversify the portfolio, including maintaining and, where appropriate, increasing our allocation to liquid Agency MBS, selectively adding to our MSR investments to offset interest rate exposure in other portfolio segments, and pursuing investments that align with our long-term return and risk parameters.

In addition, we also intend to seek to add direct partnerships with lenders as a means to source investments, and we will continue to work closely with our mortgage lending platform, HomeXpress, which serves as an important component of our investment and capital allocation strategy. The platform provides loan production capabilities, market insight, and asset sourcing channels that support loan sale activity, portfolio investment and earnings diversification objectives. We believe this integrated approach enhances our ability to evaluate relative value across origination and secondary markets, manage capital deployment, and respond to changing market conditions.

We expect to continue financing our investments using a variety of sources, and as part of our overall strategy, may continue to finance a portion of our loan portfolio with long-term secured facilities.

When we securitize mortgage loans, we typically retain the most subordinate classes of securities, which means we are the first-loss security holder. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. In addition, most of these subordinate securities are subject to the Dodd-Frank Act and related laws and regulations relating to credit risk retention for securitizations, (the “Risk Retention Rules”) which significantly limits the liquidity of these securities. See “ Risk Factors - Risks Associated with Our Investments - A significant portion of our investments are in Non-Agency RMBS that are the most subordinate securities in securitizations, making us the first-loss security holder, which means these securities are subject to significant credit risk, are illiquid, and are difficult to value.” discussion in Item 1A “Risk Factors” section for more details. We generally finance these subordinate securities with secured financing agreements. The securities we do not retain are typically sold through securities underwriters. Other than the Risk Retention Rules, there is no limit on the amount we may retain of these below-investment-grade subordinate certificates.
Our Securitization Programs

We currently have the following five securitization programs:

•Our “R” program securitizes seasoned RPLs, whether newly acquired from a third party or upon the exercise of our redemption rights, in a Real Estate Mortgage Investment Conduit (“REMIC”) transaction;
•Our “NR” program securitizes seasoned residential mortgage loans that are not eligible to be securitized in REMIC, transactions;
•Our “I” program securitizes Non-Agency eligible investor mortgage loans;
•Our “J” program securitizes jumbo prime residential mortgage loans; and
•Our “INV” program securitizes Agency-eligible investor mortgage loans.

We did not sponsor any securitizations under our “J” and “INV” programs during the year ended December 31, 2025.

“R” and “NR” Non-Rated Programs. The securities issued in our “R” and “NR” securitizations are generally not rated and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the IOs. During 2025, we sponsored one “R” securitization and one “NR” securitization. We are generally required under GAAP to consolidate the assets and liabilities of the “NR” and “R” securitization entities for financial reporting purposes. Each of the consolidated entities is independent of us and of each other, and the assets and liabilities of these entities are not owned by us or legal obligations of ours, respectively, although we are exposed to certain financial risks associated with any role we carry out for these entities (e.g., as sponsor, depositor or asset manager) and, to the extent we hold securities issued by, or other investments in, these entities, we are exposed to the performance of these entities and the assets they hold. PAS, our wholly-owned asset management capability, served as asset manager on each of these two securitizations.

“I” Programs. The securities issued in our “I” securitizations are rated by one or more nationally recognized statistical ratings organizations and are subject to the Risk Retention Rules. In these programs, we typically sell the senior securities to an unrelated third party and retain the subordinate securities, which include the first-loss securities which are subject to the Risk Retention Rules, and the IOs. We are generally required under GAAP to consolidate the assets and liabilities of the “I” securitization entities for financial reporting purposes. During 2025, we sponsored one “I” securitization.

The table below sets forth certain information about our “R”, “NR”, and “I” securitizations we completed during the year ended December 31, 2025.

DEAL (1)	TOTAL ORIGINAL FACE	ORIGINAL FACE OF TRANCHES SOLD (2)	ORIGINAL FACE OF TRANCHES RETAINED (2)	TOTAL REMAINING FACE	REMAINING FACE OF TRANCHES SOLD	REMAINING FACE OF TRANCHES RETAINED
	(dollars in thousands)
CIM 2025-I1	$287,673	$275,735	$11,938	$232,747	$220,617	$11,938
CIM 2025-R1	391,790	333,021	58,769	366,344	307,576	58,731
CIM 2025-NR1	254,432	184,463	69,969	174,726	154,491	63,818
(1) For certain of the above securitization deals, we retained certain IO and/or excess servicing classes.
(2) At the time of issuance.

Our Investment Portfolio Segment

As of December 31, 2025, based on the fair value of our interest earning assets, approximately 65% of our investment portfolio was allocated to residential mortgage loans, 23% to Agency MBS, 5% to Non-Agency RMBS and less than 1% to interests in MSR financing receivables (excluding loans held for sale by HomeXpress). As of December 31, 2025, based on the fair value of our interest earning assets approximately 6% of our portfolio capital was allocated to loans held for sale. As of December 31, 2024, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was allocated to residential mortgage loans, 4% to Agency RMBS, and 8% to Non-Agency RMBS.

The following briefly discusses the principal types of investments that we have made and may in the future make:

Residential Mortgage Loans

We invest in residential mortgage loans through secondary market purchases from banks, non-bank financial institutions, lenders, originators, and the Agencies, and we may choose to retain loans originated by HomeXpress, our wholly owned lending subsidiary acquired in 2025. These loans may include reperforming mortgage loans, RTLs, investor loans, prime jumbo loans, Non-QM loans, junior lien loans and other types of loans secured by residential real property.

As of December 31, 2025, our residential mortgage loan portfolio is comprised primarily of seasoned reperforming residential mortgage loans, along with investments in jumbo prime loans, investor loans and business purpose loans (including RTLs).

Our seasoned reperforming loans are loans that have been previously delinquent or in default and returned to performing status as a result of sustained borrower payment performance, typically following a loan modification, repayment plan, or other foreclosure prevention activity. The majority of our seasoned reperforming loan portfolio consists of loans that were originated prior to 2010.

Our business purpose loans, or RTLs, are loans to businesses that are secured by real property where the proceeds are generally used by the borrower to acquire and renovate the property. Upon completion of the renovation, the borrower will typically either (i) sell the property, or (ii) refinance and retain the property as a portfolio rental. Most, but not all, of the properties securing our RTLs are residential, and a portion of the loan is used to cover renovation costs. Our RTLs are included as a part of our loans held for investment portfolio and are carried at fair value. Our RTLs tend to be short duration, often less than one year, and generally the coupon rate is higher than other traditional residential mortgage loan products, which we believe are good asset traits in times of rate volatility. Currently, we do not use term securitization to finance RTLs, but we may evaluate term securitization in the future as a means of financing the portfolio.

Our investor loans are made to individuals securing non-primary residences as well as to individuals or businesses who rent the residential properties secured by such loans. We invest in loans that are eligible for sale to one or more of the Agencies as well as loans that are not eligible for sale to either of the Agencies. In both cases, with respect to our investment portfolio, we securitize the investor loans as part of our loan securitization program.

Our jumbo prime loans are residential mortgage loans made to creditworthy borrowers that exceed the conforming loan limits established by the FHFA and therefore are not eligible for purchase or guarantee by Fannie Mae or Freddie Mac. These loans are generally underwritten to traditional prime credit standards, including strong borrower credit profiles, documented income and assets, and conservative LTV ratios, but are classified as non-conforming due solely to their loan size.

Our recently acquired mortgage origination unit, HomeXpress, primary originates consumer Non-QM and investor business purpose loans. Non-QM loans are residential mortgage loans that may not meet the standards required for classification as qualified mortgages under the CFPB’s Ability-to-Repay Rule which requires a creditor to make a reasonable, good faith determination of a consumer’s ability to repay a residential mortgage loan according to its terms. These loans may feature alternative income documentation, higher debt-to-income ratios, or other non-traditional underwriting characteristics, while generally remaining in compliance with applicable consumer protection and disclosure requirements. We may evaluate from time to time opportunities to retain consumer Non-QM and investor business purpose loans originated by HomeXpress and securitize those loans in Company sponsored securitization transactions.

We primarily use securitization to finance our investments in residential mortgage loans. However, in certain instances we may retain them in our portfolio as loans held for investment. Until we securitize our residential mortgage loans, we finance our residential mortgage loan portfolio through warehouse facilities and repurchase agreements, as discussed under “Our Financing Strategy” below.

Third-party servicers service the mortgage loans in our portfolio. We conduct a due diligence review of each servicer before the servicer is retained and periodically thereafter. The duties of servicers are generally required to be performed in accordance with industry-accepted servicing practices and the terms of the relevant servicing agreement, mortgage note and applicable law. In the future, however, subject to obtaining the requisite licenses and approvals, we may elect to service mortgage loans and other types of assets.

We engage third parties to perform independent reviews of the mortgage files to assess the credit underwriting and adherence to compliance at origination with respect to the mortgage loans, as well as our ability to enforce the lien on the related mortgaged properties. We typically review all of the loans we acquire. However, in certain circumstances we may select loans for diligence review utilizing risk-based sampling criteria such as property location, loan size, LTV ratio, borrower’s credit score, delinquency status and history and other criteria we believe to be important indicators of credit risk. We typically obtain representations and warranties with respect to the mortgage loans from each seller, including with respect to the origination and servicing of the mortgage loans as well as the enforceability of the lien on the related mortgaged properties. If any of the representations and warranties with respect to a mortgage loan we acquire are breached, the related seller may be obligated to repurchase the loan from us.

Residential Mortgage-Backed Securities

We invest in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac, which are securities representing interests in “pools” of mortgage loans secured by residential real properties where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect passing through monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. We may also invest in Agency CMOs. Agency CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates.

Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.

We also invest in investment grade, non-investment grade and non-rated Non-Agency RMBS, which are typically certificates created by the securitization of a pool of mortgage loans that are collateralized by residential real estate properties. The respective bond class sizes are determined based on the review of the underlying collateral, the security’s cash flow priorities and credit enhancement. The payments received from the underlying loans are used to make the payments on the RMBS. Based on the payment priorities, the risk of nonpayment for the most senior, or investment grade, RMBS is lower than the risk of nonpayment for the most junior, or non-investment grade, bonds. Accordingly, the investment grade class is typically sold at a lower yield compared to the non-investment grade or unrated classes which are sold at higher yields. In addition to the Non-Agency RMBS structure and cash flow priorities, we evaluate numerous credit characteristics of the underlying mortgage loans, including, but not limited to, loan balance distribution, geographic concentration, property type, occupancy, adjustable interest rate periodic and lifetime caps, LTV characteristics and FICO score distributions. Qualifying securities are then analyzed using base line expectations of expected voluntary prepayments, involuntary defaults, and loss severities based on the collateral characteristics along with expectations surrounding the current state of credit markets and the broader economy in general. Defaults, losses and prepayments are stressed simultaneously based on a credit risk-based model. Securities in this portfolio are monitored for variance from expected prepayments, defaults, loss severities, losses and cash flow. The due diligence process is particularly important and costly with respect to newly formed originators or issuers because there may be little or no information publicly available about these entities and investments. We may also invest in Agency RMBS and Non-Agency RMBS. These IO RMBS represent the right to receive a specified proportion of the contractual interest cash flows of the underlying mortgage loans.

Other Real Estate-Related Assets

We may invest in MSRs, which are the rights to service a pool of residential mortgage loans in exchange for a portion of the interest payments on such loans. We may invest in MSRs either through excess servicing rights or the entire MSR. In an excess servicing rights transaction, we would purchase from a servicer a portion of the servicing fee that exceeds the amount needed by the servicer to provide the servicer an acceptable return. Such transactions are similar to acquiring a senior IO from a securitization trust. We may also acquire the entire MSR from a servicer, which would require that we obtain certain mortgage servicing licenses which we currently do not have. In addition, if we do obtain such licenses in the future and acquire MSRs, we may choose to perform the servicing ourselves or retain third-party servicers to service the loans for us. We believe that acquiring MSRs, whether excess or the entirety, provides a hedge for our mortgage loan portfolio and thus helps stabilize our book value through various interest rate environments.

We may invest in commercial mortgage loans consisting of first or second lien loans secured by multifamily properties, which are residential rental properties consisting of five or more dwelling units, or by mixed residential or other commercial properties, retail properties, office properties or industrial properties. These loans may or may not conform to the Agency guidelines.

We may invest in securities issued in various CDO, offerings to gain exposure to bank loans, corporate bonds, asset-backed securities, mortgages, RMBS, CMBS, and other instruments. We may also invest in other mortgage and real estate-related products, such as junior lien loans, home equity lines of credit, home equity option or shared appreciation contracts, reverse mortgage loans, single-family rental properties, credit risk transfer securities, home improvement loans, and/or manufactured housing loans. These investments may complement our primary investment strategies by diversifying our portfolio and potentially enhancing risk-adjusted returns.

We may invest in Non-Agency CMBS, which are secured by, or evidence ownership interests in, a single commercial mortgage loan or a pool of mortgage loans secured by commercial properties. These securities may be senior, subordinated, investment grade or non-investment grade. We may, and in the past we did, invest in Agency CMBS. The Agency CMBS we have acquired are Ginnie Mae Construction Loan Certificates (“CLCs”) and the resulting project loan certificates, when the construction project is complete. Each CLC is backed by a single multifamily property or health care facility.

We have an investment in a limited partnership managed by a third-party registered investment advisor. The limited partnership invests in REIT eligible assets, primarily residential assets. We may make other similar investments as well as invest in operational platforms, including but not limited to entities that originate or service mortgage loans.

Investment Guidelines

We have adopted a set of investment guidelines that set out the asset classes, risk tolerance levels, diversification requirements and other criteria used to evaluate the merits of specific investments as well as the overall portfolio composition. Our investment committee periodically reviews the appropriateness of our investment guidelines and related compliance. Our Board of Directors and its committees also review our investment portfolio and related compliance with our investment policies and procedures and investment guidelines at regularly scheduled meetings.

Our Board of Directors and its committees have adopted guidelines for our investments and borrowings, including the following:

•No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•No investment shall be made that would cause us to be required to register as an investment company under the 1940 Act;
•No investment or hedging activity shall be made that would require us to register as a commodity pool or commodity pool operator under the Commodity Act;
•With the exception of real estate and real estate related assets, no single industry shall represent greater than 20% of the securities or aggregate risk exposure in our portfolio; and
•Investments in non-rated or deeply subordinated MBS or other securities that are non-qualifying assets for purposes of the 75% REIT asset test will be limited to an amount not to exceed 50% of our stockholders’ equity.

Our Residential Origination Segment

Business Strategy

HomeXpress is a specialty mortgage lender focused primarily on providing consumer Non-QM loans and investor business purpose solutions to the residential housing market on a national basis through mortgage brokers and bankers. These loans are designed for borrowers who do not meet traditional qualified mortgage standards and documentation requirements and typically carry higher interest rates and offer more flexible solutions for potential borrowers. HomeXpress originates these residential mortgage loans primarily on a wholesale basis through independent mortgage brokers. HomeXpress currently sells all the loans it originates on a servicing-released basis to third-party institutional investors for cash premiums. Warehouse financing is used by HomeXpress to fund these loans from origination through sale. HomeXpress originated and acquired approximately $3.4 billion and $2.5 billion in total mortgage loans in 2025 and 2024, respectively. Substantially all these loans were consumer Non-QM and investor business purpose loans with approximately 2.5% of the 2025 total loan production being FHA, VA and conventional agency-conforming loans.

HomeXpress’ loan origination strategy is focused on providing consistent high-quality service to its network of independent mortgage brokers and bankers and having an agile and responsive approach to shifts in market demand for its loan products, institutional investor appetite and regulatory environments. We expect continued growth in loan originations and acquisitions to come from further penetration of HomeXpress’ existing independent mortgage brokers network and the development of new relationships with them and non-delegated correspondent lenders. Our business strategy is also focused on driving loan origination process and operational efficiencies through our customized technology and risk assessment framework so that we can control and enhance the cost of originating our loans.

Capital Markets Strategy

Our capital markets and treasury functions emphasize maximizing loan sale profitability and liquidity while at the same time minimizing operational, interest rate, and market risks. We seek to manage the interest rate risk for the business with interest rate lock management policies and treasury procedures, hedging the loan origination pipeline, managing warehouse facilities and the associated facility utilization, and maintaining appropriate cash balances. We aggregate our loan production into pools that are sold outright to investors in the secondary mortgage market on a servicing-released basis. The goal of our capital markets activity is to protect margin at origination, and to maximize execution at sale. This includes the operational objective of quickly aggregating and selling pools of the loans we originate to make efficient use of our capital and warehouse facilities.

Our Financing Strategy on Investment Portfolio and Residential Origination

We use leverage to fund investments, manage liquidity, improve capital efficiency, support the implementation of our investment strategies, and increase potential returns to our stockholders. At December 31, 2025 and 2024, our ratio of debt-to-equity was 5.1:1 and 4.0:1, respectively, reflecting the increased allocation to liquid Agency RMBS. For purposes of calculating this ratio, our equity is equal to the total stockholders’ equity on our Consolidated Statements of Financial Condition, and our debt consists of securitized debt, long-term debt, and secured financing agreements.

Investment Portfolio

Our Investment Portfolio segment is not required to maintain any specific debt-to-equity ratio as we believe the appropriate leverage for the particular assets our Investment Portfolio segment is financing depends on the credit quality and risk of those assets. Subject to maintaining our qualification as a REIT, we may use a variety of sources to finance our investments, including the following primary sources:

•Securitization. A significant element of our financing strategy is to acquire or retain residential mortgage loans for our portfolio with the intention of securitizing them. In our securitizations, we generally create subordinate certificates, providing a specified amount of credit enhancement, which we intend or are required under the Risk Retention Rules to retain in our portfolio. However, we may also choose to sponsor securitizations where we retain a portion of the issued securities, known as vertical risk retention. We have acquired and may in the future acquire Non-Agency RMBS for our portfolio with the intention of exercising the call rights and re-securitizing the underlying mortgage loans and retaining a portion of the re-securitized Non-Agency RMBS in our portfolio, typically the subordinate certificates.

•Secured Financing Agreements. Secured financing agreements include all non-securitization financing arrangements and are generally, but not always, for shorter terms. Our secured financing agreements are primarily comprised of repurchase agreements.

•Warehouse Facilities. We have utilized and may in the future utilize credit facilities for capital needed to fund our assets. We seek to maintain formal relationships with multiple counterparties to maintain warehouse lines on favorable terms.

•Repurchase Agreements. We have financed certain of our assets through repurchase agreements. We anticipate that repurchase agreements will be one of the sources we will use to achieve our desired amount of leverage for our investments. We seek to maintain formal relationships with many counterparties with the intent to obtain financing on the most favorable terms available while diversifying counterparty credit risk.

We maintain a portion of our financing in non-MTM facilities and limited MTM to finance a portion of our Non-Agency RMBS, including risk retention securities. The percentage of our financing allocated to such facilities will vary depending on market conditions. We believe that non-MTM facilities will continue to be a material portion of our financing strategy. We may also seek financing through capital markets offerings when appropriate.

Residential Origination

With respect to HomeXpress, we use warehouse facilities to fund newly originated loans. HomeXpress has a total of seven warehouse facilities, three of which are non-MTM, with a borrowing capacity of $1.4 billion. As of December 31, 2025, there was an outstanding balance of $802 million. The financing agreements include requirements to maintain specific debt-to-equity, liquidity levels, and other financial ratios. As of December 31, 2025, HomeXpress was in compliance will all terms and conditions associated with its warehouse facilities.

Our Interest Rate Hedging and Risk Management Strategy

Investment Portfolio Segment

We use derivative financial instruments to hedge a portion of the interest rate risk associated with our borrowings. Under the U.S. federal income tax laws applicable to REITs, we generally enter certain transactions to hedge indebtedness that we incur, or plan to incur, with respect to acquiring or carrying real estate assets.

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

We may attempt to reduce interest rate risks and to minimize exposure to interest rate fluctuations through term securitization financing structures, when appropriate. Term securitizations generally do not expose our portfolio to margin call or liquidity risk and tend to create a more durable portfolio. However, the duration of the securitized debt is typically less than the duration of the underlying mortgage loan assets, and the securitization may contain economic incentives for us to exercise our call rights at some point in the future. The duration mismatch may cause refinancing risk and we may seek to hedge this risk as part of our interest rate hedge strategy.

Residential Origination

HomeXpress operates a daily hedging program that utilizes financial instruments (2-year and 5-year U.S. Treasury futures) in an effort to protect its operational results from interest rate risk. The program covers loans from the day the IRLC is issued through the day a loan is committed for sale to an investor. As of December 31, 2025, HomeXpress had hedging instruments with a notional amount of $173 million.

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

Investment Advisers Act of 1940

The Palisades Group, LLC (“TPG”) is registered with the SEC as an investment adviser under the Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. The Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary duties, disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The failure to comply with the Advisers Act and other securities laws and regulations could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating our registered investment adviser’s SEC registration, and could also result in litigation or reputational harm. See “Risk Factors – Risks Related to Our Investment Management and Advisory Services – Two of our subsidiaries are currently required to be registered as an investment adviser or a relying adviser, subjecting us to extensive regulation and examination by the SEC that could adversely affect our ability to manage our business.”

Licenses to Purchase and Sell Residential Mortgage Loans

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

Licenses to Originate and Acquire Mortgage Loans

Because we, through HomeXpress, originate and acquire mortgage loans in 46 states and the District of Columbia, HomeXpress must be licensed in all relevant jurisdictions that require licensure, and HomeXpress is required to comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to it. Our failure to obtain or maintain required licenses or our failure to comply with regulatory requirements that are applicable to our business of originating and acquiring residential mortgage loans may restrict our business and investment options and could harm our business and expose us to penalties or other claims.

Mortgage Loan Origination Regulations

HomeXpress’ business is subject to extensive oversight and regulation by federal, state and local government authorities. HomeXpress’ loan origination channel is primarily regulated at the state level by state financial services authorities and administrative agencies, and at the federal level by the CFPB. The CFPB has federal regulatory, supervisory and enforcement authority over the consumer residential mortgage loan origination industry that includes residential mortgage lenders such as HomeXpress. Specifically, the CFPB has rulemaking authority with respect to the federal consumer financial services laws applicable to mortgage lenders. These laws include (i) the Truth-In-Lending Act (“TILA”), (ii) the Homeowners Protection Act (“HPA”), (iii) the Real Estate Settlement Procedures Act, (iv) the Home Mortgage Disclosure Act (“HMDA”) and its implementing regulation, Regulation C. The CFPB’s enforcement jurisdiction is broad, and it can initiate or refer investigations and enforcement actions against mortgage lenders and servicers for violations of applicable consumer financial services laws, including, but not limited to, the Dodd-Frank Act’s prohibitions on unfair, deceptive or abusive acts and practices. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, monetary refunds or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. Since its inception in 2011, the CFPB has exercised its enforcement jurisdiction aggressively with respect to mortgage industry participants, initiating investigations, entering consent orders with significant monetary and injunctive relief, and initiating litigation. Often these matters have involved differing theories and interpretations of long-existing laws without first issuing industry guidance or rules. In addition, the CFPB shares jurisdiction with the FTC with respect to (i) the Equal Credit Opportunity Act (“ECOA”) and its implementing regulation, Regulation B, promulgated by the CFPB pursuant to ECOA, (ii) the Fair Housing Act and (iii) the Gramm-Leach-Bliley Act (“GLBA”). In addition to the CFPB, we are subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate including, but not limited to, Freddie Mac, FHA and Veterans Affairs. Although we have compliance management systems and procedures to comply with these legal and regulatory requirements, we cannot be assured that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. If we are deemed to have violated applicable statutes or regulations, it could result in regulatory investigations, state or federal governmental actions or private civil claims, including class actions, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations. See “Risk Factors - Risks Related to Our Recent Acquisition and Loan Origination and Acquisition Business - We operate in a heavily regulated industry, and our mortgage loan origination activities as a result of our acquisition of HomeXpress expose us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations, including federal and state consumer lending regulations.”

Human Capital

At December 31, 2025, we had 423 full-time employees, including 332 employees of our consolidated subsidiary, HomeXpress. Our success depends on our ability to attract and retain talent in a diverse workplace. We focus on building an inclusive workplace that fosters varied perspectives to drive innovation. We believe that exceptional people working together is the foundation of our success and enables us to live our mission every day. We also believe that our relationship with our employees is good and none of our employees are unionized or represented under a collective bargaining agreement.

Our human capital objectives include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization, and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. We offer internal training programs on financial markets, business ethics, government regulatory rules and other topics. We encourage personnel to attend industry sponsored or other conferences and have a tuition reimbursement program to help personnel to further develop their skills and to stay current on evolving trends impacting our industry.

We focus on attracting and retaining employees by providing compensation and benefits packages that are competitive within the applicable market, taking into account the job position’s location and responsibilities. We provide competitive financial benefits such as a 401(k) retirement plan with a company match and offer a comprehensive healthcare benefit plan and other tools to support our employees’ health and well-being. Our employees are also eligible for grant awards of restricted stock units. We have a matching gift program to encourage personnel to be charitable and to support 501(c)(3) organizations.

Competition

Our success depends, in large part, on our ability to acquire and originate target assets on terms consistent with our business model. In acquiring these assets, we expect to compete with other mortgage REITs, investment management firms, specialty finance companies, savings and loan associations, banks, mortgage bankers, institutions offering to make residential mortgage loans, insurance companies, exchange traded funds, mutual funds, institutional investors, investment banking firms, financial institutions, private equity funds, hedge funds, governmental bodies (including the Federal Reserve) and other entities. Many of our competitors are significantly larger than we are, have access to greater capital and other resources, and may have other advantages over us. In addition, some of our competitors may have higher risk tolerances, different risk assessments, or fewer regulatory burdens and restrictions, which could allow them to consider a wider variety of investments and establish more favorable relationships than we can.

The asset management industry is extremely competitive. We compete with other alternative asset and investment management firms, including hedge funds, public and private investment firms, distressed debt funds, business development companies, and other financial institution. We compete for both investors/clients and attractive investment opportunities based on a number of factors, including investment performance, brand recognition, business reputation, pricing, innovation, the quality of services we provide to the investors and clients, the range of products we offer and our ability to attract and retain qualified professionals in all aspects of our business while managing our operating costs. Many of our competitors are significantly larger than we are, have access to greater capital and other resources, and may have other advantages over us. The existence of these entities, as well as the possibility of additional entities forming in the future, may limit our ability to grow fees from our non-discretionary investment management and advisory services or our ability to obtain new third-party non-discretionary accounts.

Through our subsidiary, HomeXpress, we originate consumer Non-QM, investor business purpose, and other mortgage loan products. Competition in the residential mortgage loan origination market is intense. Institutions offering to make residential mortgage loans, regardless of the channel, include regional banks, specialty finance companies, credit unions, mortgage brokers and bankers, brokerage firms, insurance companies, and other financial institutions. Some of our competitors may have more market presence and greater financial and other resources than we have. Other competitors, such as lenders who originate mortgage loans using their own funds, or retail mortgage lenders, may have more operational flexibility in approving and pricing loans, may have advantages in soliciting home loans from their clients or have access to capital through deposits at lower costs than our warehouse facilities. Additionally, we are generally subject to all state and local laws applicable to lenders in each jurisdiction in which we originate loans unlike our federal chartered competitors, such as U.S. federal banks and thrifts and their subsidiaries, who conduct their business under relatively uniform U.S. federal rules and standards due to federal preemption and are generally not subject to the laws of the states in which they do business.

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

Item 1A. Risk Factors

You should carefully consider the following factors, together with all the other information included in this 2025 Form 10-K, in evaluating our company and our business. If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected, and the value of our stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. As such, you should not consider this list to be a complete statement of all potential risks or uncertainties.

Summary Risk Factors

Risks Related to Financing
•Our inability to access funding, our cost of funding or the terms on which such funding is available could have a material adverse effect on our financial condition, liquidity or profitability.
•An increase in our borrowing costs relative to the interest we receive on our assets may materially adversely affect our profitability.
•We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations, profitability or financial condition.
•Failure to effectively manage our liquidity could adversely affect our results and financial condition.

•Our financing facilities may contain covenants that restrict our business activities.
•We may have difficulty accessing or be unable to access capital markets.

Risks Associated with Our Investments
•Interest rate fluctuations and changes in the yield curve may have various negative effects on us and may lead to reduced earnings, increased volatility in our earnings, and reduction in our book value.
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
•Our investments in mortgage loans and MSRs depend on the performance of third-party mortgage servicers.
•Falling rates may accelerate mortgage prepayments, reducing future servicing income and decreasing MSR valuations.
•We may be required to fund servicing advances on delinquent loans with respect to our MSR investments, which could create liquidity demands, particularly during market downturns or periods of increased borrower distress.
•Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings, book value impairments, and/or negatively affect the cash available for distribution to our stockholders.
•A significant portion of our Non-Agency RMBS and residential loans are secured by properties in a small number of geographic areas and may be disproportionately affected by adverse events in those markets.
•We may change our investment strategy, adjust our asset allocation, or enter other operating businesses or financing plans without stockholder consent.
•Changes in the fair values of our assets, liabilities, and derivatives can reduce earnings, affect liquidity, increase earnings volatility, and create variability in our book value.
•Our calculations of the fair value of the assets we own or consolidate as well as liabilities related to consolidated securitizations are based upon assumptions that are inherently subjective, and the failure to realize such valuations may have a material adverse effect on our financial condition.
•Any deterioration or uncertainty in market conditions for mortgages and mortgage-related assets, as well as in broader U.S. and global economic and geopolitical conditions, could have a material adverse effect on us.

Risks Related to Our Recent Acquisition and Loan Origination and Acquisition Business
•We may fail to realize the expected benefits of the HomeXpress Acquisition.
•Our loan origination and acquisition volume and ability to sell loans are highly dependent on macroeconomic and U.S. residential real estate market conditions.
•A disruption in the secondary home loan market, our ability to sell the loans that we originate or acquire, or loan compliance issues could have a negative effect on our business.
•Our subsidiary, HomeXpress, relies on warehouse facilities, structured as repurchase agreements, to finance loan originations and acquisitions. These facilities are short-term and subject us to various risks.
•Our business is dependent on our ability to maintain and expand our relationships with our clients, the independent mortgage brokers and bankers.
•Our mortgage loans are primarily initiated by third parties, which exposes us to business and other risks.

Risks Related to Our Investment Management and Advisory Services
•Our investment management and advisory services involve certain risks, which could adversely affect our business, financial condition and results of operations.
•Our failure to appropriately manage or address conflicts of interest could damage our reputation.
•Two of our subsidiaries are currently required to be registered as an investment adviser or a relying adviser, subjecting us to extensive regulation and examination by the SEC.
•Our asset management and advisory services business has significant client concentration. Failure to attract, grow, and retain a diverse and balanced client base could adversely affect our asset management and advisory services business.

Risks Related to Hedging
•Hedging against interest rate exposure may not be successful in mitigating the risks associated with interest rates and may reduce our cash and adversely affect our financial condition and result of operations.
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
•Competition may affect our ability to source our target assets at attractive prices and grow our investment management and advisory services, which may have a material adverse effect on our business, financial condition and results of operations.
•Risks related to servicers and other third parties, including their ability to perform their services at a high level and comply with applicable laws, may have an adverse impact on our business.
•Our use of third-party analytical models and data introduce risks related to model accuracy that may have an adverse effect on our execution of investment activities.
•We are dependent on information technology and systems and their failure, including through cyber-attacks, could significantly disrupt our business.
•The development, proliferation and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.
•The loss of key employee may materially adversely affect our business.

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

U.S. Federal Income Tax Risks and Risk Related to Our REIT Status
•Risks related to compliance with REIT requirements, our qualification as a REIT and our election to qualify as a REIT.
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

Risks Related to Our Organization and Structure
•Certain provisions of Maryland Law, of our charter, and of our bylaws may inhibit potential acquisition bids that stockholders may consider favorable and may affect the market price of our capital stock

Risks Related to Financing

Our inability to access funding, our cost of funding or the terms on which such funding is available could have a material adverse effect on our financial condition, liquidity or profitability, particularly during times of severe market disruption in the financial, mortgage, housing or related sectors.

Our ability to fund our operations, meet financial obligations and finance target asset acquisitions may be impacted by our ability to secure and maintain our financing arrangements, including repurchase agreements, secured financing trusts and warehouse facilities with our counterparties. Because repurchase agreements and warehouse facilities are often short-term commitments of capital, lenders may respond to market conditions by making it more difficult for us to renew or replace on a continuous basis our maturing short-term borrowings and have and may continue to impose more onerous conditions when rolling such financings. For example, times of significant dislocation in the financial markets may result in lenders being unwilling or unable to provide us with financing, which could force us to sell assets at an inopportune time or negatively affect lenders’ valuation of our target assets which may result in margin calls, requiring a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value under our repurchase agreements. In addition, the regulatory capital requirements imposed on our lenders may change, or our lenders may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, including requiring additional collateral in the form of cash, which may adversely affect our ability to fund our operations. If we are not able to renew our existing facilities or arrange for new financing on terms acceptable to us, or if we default on our covenants or are otherwise unable to access funds under our financing facilities, or if we are required to post more collateral or face larger haircuts or if we otherwise fail to effectively manage and maintain our liquidity resources, we may have to curtail our asset acquisition activities and/or dispose of assets at a loss. In addition, posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business.

An increase in our borrowing costs relative to the interest income we receive on our assets may materially adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. During a period of rising or elevated interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. We may rely on borrowings under repurchase agreements to finance our investments, which have short-term contractual maturities, or we may use longer-term mark-to-market, non-MTM, and limited MTM financing, which may be more expensive than traditional short-term mark-to-market financing but offers more certainty with respect to funding availability. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected.

Our business strategy involves the use of leverage. We may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations, profitability or financial condition.

Our business strategy involves the use of borrowing, or leverage. Pursuant to our leverage strategy, we borrow against a substantial portion of our assets and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Future increases in the amount by which the collateral value is required to contractually exceed the amount borrowed in such leverage financing transactions, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing from our existing lenders or alternative sources could cause us to be unable to achieve the amount of leverage we believe to be optimal for achieving our profitability objectives. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. For certain investments we may evaluate the feasibility of entering into non-MTM financing in order to mitigate liquidity risks related to volatile interest rates and credit market conditions. Non-MTM facilities typically have higher interest rates and deleveraging provisions which reduce the net cash we receive from underlying assets. If the interest income on the investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant because of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession and may further hinder our ability to achieve what we believe to be optimal levels of leverage or increase our risk of becoming overleveraged. The use of leverage to finance our investments involves many other risks, including, among other things, the following:

•If we or a counterparty to our repurchase transactions defaults on its obligation under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally sell assets to the counterparty to the agreement for cash. Because the cash we receive from the counterparty is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this 2025 Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties. Generally, if we default on a repurchase transaction, the counterparty could liquidate the assets and use the proceeds to repay the amounts it is owed. If the amount received from the sale is equal to or less than the amount owed, we will incur a loss equal to the haircut and the counterparty has recourse to us to repay any remaining deficiency. In addition, if we default on a transaction under any one agreement and fail to honor the related guarantee, the counterparties to our other repurchase agreements could also declare a default under their respective repurchase agreements. Any losses we incur on our repurchase transactions could materially adversely affect our earnings and thus our cash available for distribution to our stockholders and could also adversely affect our liquidity.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability, and liquidity. As of December 31, 2025, we had amounts outstanding under repurchase agreements with 20 separate lenders, including amounts at risk with Nomura Securities International, Inc. (“Nomura”), of 18% of our equity related to the collateral posted on secured financing agreements. A material adverse development involving one or more major financial institutions or the financial markets, in general, could result in us reducing exposure to certain lenders to mitigate credit risk or our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because substantially all our repurchase agreements are uncommitted and renewable at our lenders’ discretion, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a few of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including assets in unrealized loss positions, to maintain liquidity. Forced sales, particularly under adverse market conditions, could result in lower sale prices than ordinary market sales made in normal market conditions. If our investments were liquidated at prices below our amortized cost of such assets, we would incur losses, which would adversely affect our earnings.

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

We may not be able to readily raise capital from external sources in a timely manner or on favorable terms. Many of the same factors that could make the pricing for investments in real estate loans and securities attractive, such as the availability of assets from distressed owners who need to liquidate them at reduced prices, and uncertainty about credit risk, housing, and the economy, may limit investors’ and lenders’ willingness to provide us with additional capital on terms that are favorable to us, if at all. These risks may be more acute during periods of heightened volatility in securities prices in the mortgage sector, making it more difficult to raise capital accretive to our earnings, book value and overall results of operations. There may also be other reasons we are not able to readily raise capital in a timely manner or on favorable terms, and, as a result, may not be able to finance growth in our business and in our portfolio of assets and we could experience other adverse impacts. To the extent we need to raise capital on unfavorable terms, we may experience greater dilution of existing shareholders, higher interest costs, or higher transaction costs.

Risks Associated with Our Investments

Interest rate fluctuations, including as a result of the Federal Reserve's monetary policy, may have various negative effects on us and may reduce the market value of our investments and negatively affect our book value, earnings and cash available for distribution, as well as increasing volatility.

Changes in interest rates, the interrelationships between various rates, interest rate volatility, and the shape of the yield curve, including changes to the Federal Reserve’s interest rate policies in response to inflation, labor market conditions and other economic factors, may have negative effects on our earnings, the fair value of our assets and liabilities, loan prepayment rates, and our access to liquidity. For example, interest rate changes, particularly increases in interest rates, could have one more of the following consequences:

•Some of the loans and securities we own or may acquire have adjustable-rate coupons or may be subordinate securities entitled to cash flow only after the more senior securities have been paid. As such, the cash flows and earnings we receive from these assets may vary as a function of interest rates.

•Changes in interest rates may harm the credit performance of our assets and result in costlier financing, which may affect our earnings results, reduce our ability to securitize, re-securitize, or sell our assets, or reduce our liquidity.

•Higher interest rates could reduce mortgage borrowers’ ability to make interest payments or to refinance their loans, reduce property values, lead to increased credit losses, and reduce mortgage originations, thus reducing our opportunities to acquire or originate new assets.

•Our investment portfolio contains a significant allocation to MBS and residential loans, which are generally sensitive to changes in long-term interest rates. In a rising rate environment, the market value of longer-duration investments typically declines. As interest rates increase, the duration and weighted average life of our target assets may also extend, further magnifying potential declines in value. Decreases in the market value of these investments may reduce our earnings or result in realized losses, which could negatively impact our stockholders by reducing the cash available for distribution and/or book value.

•If both short-term and long-term interest rates rise significantly, we may be subject not only to higher financing costs on our repurchase agreements but also to declining valuations in our portfolio. These combined pressures may reduce our net income, book value, and overall financial performance. If these conditions persist, they may have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

We may seek to hedge a majority of, but not all interest rate risks. Our hedging may not work effectively or be successful at all, and we may change our hedging strategies or the degree or type of interest rate risk we assume.

Changes in the yield curve may cause differences in timing between interest rate adjustments on our interest-earning assets and our borrowings, adversely affecting our net interest spread, and may impact our assets and liabilities differently, adversely affecting our book value if our assets are negatively impacted or the value of our liabilities increase.

Our earnings depend, in part, on the difference between the interest income on our interest-earning assets and the interest expense on our borrowings. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” In a normal yield curve environment, short-term interest rates are lower than longer-term interest rates. If short-term rates rise disproportionately relative to longer-term rates (often called a “flattening” or “inversion” of the yield curve), our borrowing costs generally increase more rapidly than the interest income we earn, compressing our net interest margin. Because our assets, on average, bear interest based on longer-term rates than our borrowings, a flattening or inversion of the yield curve would tend to decrease our net interest margin, net income, book value, and the market value of our net assets. In the event that short-term rates exceed longer-term rates, we could experience negative net interest spread and incur operating losses.

Additionally, when principal from our investments is returned (either through scheduled or unscheduled payments) and must be reinvested in new assets, the spread between the yields on new investments and our available borrowing rates may narrow. This reinvestment dynamic could further reduce our net income. Changes in the yield curve may also affect the pace and profitability of securitization transactions if the market environment becomes less favorable for issuing or pricing securitized products. In addition, changes in the shape of the yield curve may impact our assets and liabilities differently, and when such changes negatively impact the value of our assets, or increase the value of our liabilities, it may adversely affect our book value.

The impact of inflation and related monetary policy efforts may adversely affect our financial performance.

Certain actions taken by the U.S. government, including the Federal Reserve, may impact our results. In response to concerns about inflation, labor market conditions, or other economic factors, the Federal Reserve may adjust monetary policy. Given our reliance on short-term borrowings to generate interest income, if the yield curve were to flatten or even invert, or if the Federal Reserve finds itself falling behind on inflation and more aggressively tightens monetary policy, our results of operations, financial condition and business could be materially adversely impacted.

The nature of the mortgage loans we acquire and that underlie the RMBS and MSRs we acquire exposes us to credit risk that could negatively affect the value of those assets and investments.

We assume credit risk primarily through the ownership of MSRs and securities backed by residential, multi-family, and commercial real estate loans and through direct investments in residential real estate loans. The substantial majority of our investment assets are subject to various credit risks, as discussed below.

No U.S. Government Guarantee. We acquire residential loans including reperforming loans, nonperforming loans, Non-QMs, jumbo prime loans, and RTLs, which are subject to increased risk of loss. Unlike Agency RMBS, Non-Agency RMBS and residential mortgage loans generally are not guaranteed by the U.S. Government or any GSEs such as Fannie Mae and Freddie Mac. Additionally, by directly acquiring residential loans, we do not receive the structural credit enhancements that benefit senior tranches of RMBS. A residential loan is directly exposed to losses resulting from a borrower default. Therefore, the value of the underlying property, the creditworthiness and financial position of the borrower, and the priority and enforceability of the lien will significantly impact the value of such mortgage loan. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our cost basis in the loan, and any costs or delays involved in the foreclosure or liquidation process may increase losses. In addition, claims may be assessed against us because of our position as a mortgage holder or property owner, including assignee liability, environmental hazards, and other liabilities. We could also be responsible for property taxes. In some cases, these claims may lead to losses exceeding the purchase price of the related mortgage or property. The occurrence of any of these risks could materially adversely impact our results of operations, financial condition, and business.

Non-QM Loan Risks. In addition, we acquire and may retain Non-QMs that will not have the benefit of enhanced legal protections otherwise available to residential mortgage loans originated to a more restrictive credit standard than just determining a borrower’s ability to repay. The ownership of Non-QMs subjects us to legal, regulatory and other risks, including those arising under federal consumer protection laws and regulations designed to regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. Failure of residential mortgage loan originators or servicers to comply with the CFPB’s Ability-to-Repay Rule could subject us, as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties assessed by the CFPB through its administrative enforcement authority and by mortgagors through a private right of action against lenders or as a defense to foreclosure, including by recoupment or setoff of finance charges and fees collected, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

Lower Underwriting Standards Risk. A majority of the Non-Agency RMBS we have acquired on the secondary market or retained in our securitizations are backed by collateral pools containing mortgage loans that were originated using underwriting standards that were less strict than those used in underwriting conventional or prime credit quality mortgage loans. These lower standards permitted mortgage loans, often with LTV ratios exceeding 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios or unverified income. Such mortgage loans are likely to experience delinquency, foreclosure, bankruptcy, and other losses at rates that are higher than those experienced by conventional or prime credit quality mortgage loans. Thus, the performance of our Non-Agency RMBS that are backed by these types of loans could be correspondingly worse than those backed by other types of mortgage loan products, especially during times of economic stress, which could materially adversely impact our results of operations, financial condition, and business.

Greater General Credit Risks. In addition, credit losses on residential real estate loans can occur for many reasons (many of which are beyond our control), including, but not limited to: fraud; poor underwriting; poor servicing practices; weak economic conditions; increases in payments required to be made by borrowers; declines in the value of homes; earthquakes, the effects of climate change (including flooding, drought, wildfire and severe weather), and other natural disaster events; uninsured property loss; borrower over-leveraging; costs of remediation of environmental conditions, such as indoor mold; changes in zoning or building codes and the related costs of compliance; acts of war or terrorism; pandemics; changes in legal protections for borrowers and other changes in law or regulation; and personal events affecting borrowers, such as reduction in income and job loss. Additionally, the amount and timing of credit losses could be affected by loan modifications, foreclosure and eviction moratoriums, reductions in mortgage debt by bankruptcy courts, delays in the liquidation process, documentation errors, deficient or missing collateral files, and other actions by servicers. Weakness in the U.S. economy or the housing market could cause our credit losses to increase beyond levels that we currently anticipate.

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

When we securitize mortgage loans, we sell the most senior and mezzanine securities backed by those loans and retain the most subordinate classes of securities, which means we are the first-loss security holder and the securities we own represent a portion of the “securitized mortgage loans” on our balance sheet. Losses on any residential mortgage loan securing our RMBS will be borne first by the owner of the property (i.e., the owner will first lose any equity invested in the property) and, thereafter, by us as the first-loss security holder, and then by holders of more senior securities. If the losses incurred upon loan default exceed any reserve fund, letter of credit, and classes of securities junior to those we own (if any), we may not be able to recover our investment in such securities. Also, if the underlying properties have been overvalued by the originating appraiser or if the values subsequently decline resulting in less collateral available to satisfy interest and principal payments due on the related security, as the first-loss security holder, we may suffer a total loss of our investment, followed by losses on the more senior securities (or other RMBS that we may own). Losses with respect to these investments, which are subject to significant credit risk, could increase or otherwise be higher than anticipated. For a description of the credit risk we are exposed to, see the Risk Factor above captioned “The nature of the mortgage loans we acquire and that underlie the RMBS and MSRs we acquire exposes us to credit risk that could negatively affect the value of those assets and investments.”

In addition, many of our Non-Agency RMBS securities are first loss and subject to the Risk Retention Rules. Pursuant to the Risk Retention Rules, when we sponsor a residential mortgage loan securitization, we are required to retain at least 5% of the fair value of the MBS issued in the securitization. We can retain either an “eligible vertical interest” (which consists of at least 5% of each class of securities issued in the securitization), an “eligible horizontal residual interest” (which is the most subordinate class of securities with a fair market value of at least 5% of the aggregate credit risk) or a combination of both totaling 5% (the “Required Credit Risk”). We typically own the eligible horizontal residual interest. We are required to hold the Required Credit Risk until the later of (i) the fifth anniversary of the securitization closing date and (ii) the date on which the aggregate unpaid principal balance of the mortgage loans in such securitization has been reduced to 25% of the aggregate unpaid principal balance of the mortgage loans as of the securitization closing date, but no longer than the seventh anniversary of the closing date (the “Sunset Date”). In addition, before the Sunset Date, we may not engage in any hedging transactions if payments on the hedge instrument are materially related to the Required Credit Risk and the hedge position would limit our financial exposure to the Required Credit Risk. Also, we may not pledge our interest in any Required Credit Risk as collateral for any financing unless such financing is full recourse to us. We have financed certain Required Credit Risk positions in full recourse transactions and our ability to refinance the full recourse transactions at maturity on similar or equivalent terms exposes us to certain liquidity and financial risks. Our Required Credit Risk subjects us to the first losses on our securitizations and is illiquid, which may make it more difficult to meet our liquidity needs, each of which may materially and adversely affect our business and financial condition.

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

Our interests in MSR financing receivables expose us to risk of loss if the related master servicer is unable to satisfy its obligations to the GSEs and/or to us.

We have interests in MSR financing receivables that expose us to risk of loss. We do not hold the requisite licenses to purchase or hold MSRs directly. Instead, we have entered and, in the future, may enter into purchase agreements with licensed, GSE-approved residential mortgage loan servicers to acquire base and excess servicing compensation rights (known as MSRs) that enable us to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction.

Generally, an MSR financing transaction with a licensed, GSE-approved residential mortgage loan servicer provides that we: (i) purchase an interest in the “excess servicing spread” from such mortgage servicing counterparty, entitling us to monthly distributions of the servicing fees collected by the mortgage servicing counterparty in respect of the underlying MSRs in excess of a base rate (often approximately 12.5 basis points per annum for conventional loans) and (ii) enter into a Reference Spread Agreement for Agency Loans (“RESPA”) with the mortgage loan servicer, or an affiliate thereof, that references the performance of the underlying MSRs. The amount that we pay to enter into a RESPA entitles us to receive an amount generally equivalent to the excess of servicing proceeds (which may include servicing fee revenue, income generated on escrow balances, reimbursements for previously made servicing advances, and proceeds from the sale of the underlying MSRs) over the sum of the excess servicing spread and the actual costs of servicing (including amounts paid for servicing advances, master and subservicing fees, and other costs and expenses). Interests in MSR financing receivables also generally entitle us to distributions of corresponding proceeds upon a sale of the underlying MSRs.

We rely on the mortgage loan servicer to maintain the state licenses required to hold and manage the underlying MSRs, and, when the underlying MSRs related to mortgage loans are guaranteed by a GSE, to maintain the required GSE approvals. If the mortgage loan servicer were to default under its servicing or other obligations to a GSE, such GSE could transfer the related servicing rights to another servicer, in which case we could realize a significant loss on our interests in MSR financing receivables, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

While our interests in MSR financing receivables involving GSE-guaranteed loans are often subject to an “acknowledgement agreement” with the GSE, which gives us some rights in the event of a mortgage loan servicer default, such rights are not absolute and the underlying MSRs remain subject and subordinate in all respects to the interests of the related GSE.

In addition to being subject to regulations by the GSEs, mortgage servicers are also subject to extensive federal, state and local laws, regulations and administrative decisions. As mortgage servicers, their failures to comply with these laws, regulations and administrative decisions can expose the mortgage loan servicing counterparty to fines, damages and losses. Mortgage loan servicers operate in a highly litigious industry that also subject them to potential lawsuits related to billing and collections practices, modification protocols or foreclosure practices. Furthermore, mortgage loan servicers can often be held responsible for the actions of any subservicers they employ.

Finally, if a mortgage loan servicer becomes insolvent, we may become a general unsecured creditor of such mortgage loan servicer with respect to the related interests in MSR financing receivables, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Our interests in MSR financing receivables may expose us to additional financing-related risks, and we may be reliant on acknowledgement agreements with the GSEs and a master servicer's cooperation with its financing sources and its compliance with covenants in its MSR financing facility.

For our current investments in MSR financing receivables, we allow the mortgage loan servicer to apply leverage to the underlying MSRs by pledging them under an MSR financing facility, in which case the lender would have a secured interest in the pledged underlying MSRs. Under a typical MSR financing facility, if the fair value of the pledged underlying MSRs declines and the lender demands additional collateral from the mortgage loan servicer through a margin call, we would be required to provide the mortgage loan servicer with additional funds or other assets to meet such margin call; if we were unable to satisfy such margin call, the lender could declare an event of default. MSR financing facilities typically require the mortgage loan servicer to satisfy various covenants, conditions and tests, the failure of which could lead to an amortization event and/or an event of default, and the satisfaction of which is out of our control. An event of default under an MSR financing facility could result in the liquidation by the lender of the pledged underlying MSRs to satisfy the loan obligation, which could result in a material loss on our interests in MSR financing receivables and materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Further, our MSR financing facility may also cross-collateralize MSR financing facilities of other investors of the related mortgage loan servicer, whose MSR-related investments (that may or may not be similar to our interests in MSR financing receivables) secure such other investor’s MSR financing facility. Each MSR financing facility requires each of the servicer borrower and the investor borrower to be jointly and severally liable for the obligations of other borrower. Through the servicer borrower, as a common co-borrower on every investor MSR financing facility, each investor borrower may be jointly and severally liable with every other investor borrower. As a result, we may have liability not only for our own obligations under our MSR financing facility, but our MSR financing receivables may also cross-collateralize another investor’s MSR financing facility. In a scenario where those other MSR-related investments decline in value and trigger margin calls under the other investor’s MSR financing facility, if the applicable borrower does not provide funds or additional assets to meet such margin calls, the MSR financing lender could declare a default under the other investor’s MSR financing facility. If that were to occur, we could be required to repay all outstanding obligations under our MSR financing facility on short notice in order to preserve the value of our own investments and avoid an amortization event and/or an event of default under our MSR financing facility. In addition, any inability to repay all outstanding obligations under our MSR financing facility within the required repayment period, including repayments required due to margin calls made because of declines in the value of the MSRs, could lead to impairments to the extent our interests in MSR financing receivables were to be applied to satisfy outstanding obligations of the other investor’s MSR financing facility before satisfying our outstanding obligations under our MSR financing facility.

In addition, the borrowing capacity under any MSR financing is limited, and if the mortgage loan servicer is not successful in upsizing an MSR financing facility or finding a larger replacement facility, we may not be able to achieve our projected leveraged economic returns on our interests in MSR financing receivables. In addition, any new MSR financing facility entered into by a mortgage loan servicer would be subject to approval by the relevant GSE. If the mortgage loan servicer cannot obtain such GSE approval, it may not be able to obtain financing for us on favorable terms or at all.

We may have to fund amounts equal to the servicing advances due under our interests in MSR financing receivables, which could adversely impact our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Pursuant to certain RESPA contracts, to the extent that costs of servicing exceed servicing proceeds, we may be obligated to pay the equivalent of such excess to cover such “servicing advances,” which can include the payment of unpaid principal and interest due to the third-party owners of the loans, property taxes and insurance premiums, legal expenses and other protective advances that have not yet been received from the individual borrowers. Subject to the terms of the relevant servicing agreements, the mortgage loan servicer is generally entitled to reimbursement for servicing advances that are not subsequently collected from the underlying borrowers, and under the RESPA we would in turn be reimbursed by the RESPA counterparty for any servicing advances that we had funded. Our right to such reimbursement is unsecured.

During periods of economic disruption, there is a greater possibility that mortgage loan borrowers could fail to pay principal and interest payments, request forbearance of their monthly mortgage payments altogether, or otherwise miss scheduled payments including property taxes and insurance premium escrows, which could greatly increase the amount of servicing advances we would be required to indirectly fund, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

Our interests in MSR financing receivables may involve complex or novel structures.

Our interests in MSR financing receivables may involve complex or novel structures. Accordingly, the risks associated with the transactions and structures are not fully known. In the case of interests in MSR financing receivables that reference mortgages guaranteed by GSEs, the GSEs may require that we submit to costly or burdensome conditions as a prerequisite to their consent to an investment in, or our financing of, those MSRs. These conditions, which could include large capital requirements, may greatly reduce the potential returns available from these investments.

It is possible that a GSE’s views on whether any such acquisition structure is appropriate or acceptable may not be known to us when we make an investment and may change from time to time for any reason, even with respect to a completed investment. A GSE could even impose new conditions on our existing interests in MSR financing receivables, including rights with respect to such MSRs. Such new conditions may be costly or burdensome and could require us to dispose of the interests in MSR financing receivables at an inopportune time.

Moreover, complying with such new conditions could require us or our co-investment counterparties to agree to material structural or economic changes, as well as agree to indemnification or other terms that expose us to risks to which we have not previously been exposed, all of which could negatively affect the returns from our investments.

In addition, the novelty and/or complexity of such structures may limit our ability to transfer such interests, including as a result of required GSE consents and/or the unsecured nature of our interest, and the market for investors willing to invest in an asset with such a novel and complex structure may be limited or may not exist at all, which could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

We do not have legal title to the underlying MSRs.

The licensed residential mortgage loan servicer, rather than us, owns legal title to the MSRs and is responsible for performing all servicing activities. While we do purchase the excess servicing spread from the mortgage loan servicer, we do not purchase an interest in the underlying MSRs, and instead rely on the RESPA and True Excess Spread Agreement for FNMA Loans, which entitles us to payments based on the performance of the underlying MSRs but does not give us any security interest or buyer's rights to the underlying MSRs. The validity or priority of our interest in the underlying MSRs, which is not secured, could be challenged in a bankruptcy proceeding of the mortgage servicing counterparty, the parent company of the mortgage loan servicer, or a subservicer, and the related purchase agreement could be rejected in such proceeding. Any of the foregoing events could materially adversely affect our business, financial condition and results of operations, and our ability to pay dividends to our stockholders.

The value of our MSR investments may vary substantially with changes in interest rates.

The values of our MSR investments are highly sensitive to changes in interest rates. The value of MSRs typically increases when interest rates rise and decreases when interest rates decline because of the effect those changes in interest rates have on prepayment estimates. Changes in interest rates influence a variety of assumptions included in the valuation of MSRs, including prepayment speeds, assumed yields used to discount future cashflows, the value of float income earned on escrow balances and other servicing valuation elements. Subject to qualifying and maintaining our qualification as a REIT, we may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings, losses, book value impairments and/or negatively affect the cash available for distribution to our stockholders.

There are seldom any restrictions on consumer borrowers’ abilities to prepay their residential mortgage loans. Homeowners tend to prepay mortgage loans faster when interest rates decline and not prepay when interest rates increase, resulting in loan owners having to reinvest the money received from prepayments at the lower prevailing rates or being unable to reinvest money that would have been received from prepayments at the higher prevailing interest rates, respectively. In addition, our Agency RMBS are protected from the risk of default on the underlying mortgages by guarantees from the U.S. Government or any GSEs such as Fannie Mae and Freddie Mac. Defaults on mortgage loans underlying Agency MBS typically have the same effect as prepayments because of the underlying Agency guarantee. Volatility in interest rates may increase the likelihood borrower’s may prepay the mortgage loans, and variability in prepayment rates may affect the earnings and value of our portfolio of residential mortgage loans, RMBS and MSRs, and may result in reduced earnings or losses, and negatively affect the cash available for distribution to our stockholders. In addition, if we purchased an investment at a premium, faster than expected prepayments would result in a faster than expected amortization of the premium paid, which would adversely affect our earnings. Conversely, if these investments were purchased at a discount, slower than expected prepayments would reduce our recognition of the discount, which would adversely affect our earnings.

A significant portion of our investment portfolio is secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, including natural disasters exacerbated by climate change, terrorist events, regulatory changes, or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency RMBS and Loans held for investments are concentrated in certain geographic areas. For example, we have significant exposure in California, New York, Florida, Illinois, and Texas, among others. For further information on the geographic concentration of our investments see Note 3 and Note 4 to the consolidated financial statements within this 2025 Form 10-K. Any event that adversely affects the economy or real estate market (including business layoffs or downsizing, industry slowdowns, changing demographics, over or under building of housing, availability and cost of insurance, oversupply or reduced demand and other factors) in areas of high concentration could have a disproportionately adverse effect on our investments. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default, and foreclosure of mortgage loans underlying our investments and the risk of loss upon liquidation of these assets. This could have a material adverse effect on our credit loss experience in the affected market if higher-than-expected rates of default or higher-than-expected loss severities on such loans were to occur.

In addition, the occurrence of a natural disaster or a terrorist attack may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our investments. Recent years have seen frequent and severe natural disasters in the U.S., including wildfires, hurricanes, high winds, hail, severe flooding and mudslides, the frequency and intensity of which may be indicative of the impact of climate change. The impacts of climate change, which may persist or worsen in the future, could have a more significant localized effect in the areas where our borrowers and real estate are concentrated, resulting in a disproportionate impact on us. Because certain natural disasters such as hurricanes or certain flooding are not typically covered by the standard hazard insurance policies maintained by borrowers, or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages. This would cause defaults and credit loss severities to increase. The availability and cost of property and hazard insurance has become increasingly uncertain as insurance carriers reduce coverage or withdraw from certain states, which may limit options for borrowers and would be homeowners and impair collateral protection. If borrowers are unable to obtain or afford adequate insurance, the value of our mortgage assets and the performance of the affected loans could deteriorate and adversely impact our financial results.

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

We may change our investment strategy or asset allocation or enter other operating businesses or financing plans at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described in this 2025 Form 10-K. For example, we recently expanded our scope of business via the HomeXpress Acquisition. See “Risks Related to Our Recent Acquisition and Loan Origination and Acquisition Business” for further discussion.

A change in our investment strategy or financing plans could increase our exposure to interest rate and default risk and real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those described in this 2025 Form 10-K. Additionally, we may enter other operating businesses that may or may not be closely related to our current business. These new assets or business operations may have new, different or increased risks than what we are currently exposed to, including potential unknown liabilities and disputes associated with these new assets or business operations that could lead to litigation, and we may not be able to manage these risks successfully. Additionally, when investing in new assets or businesses we could be exposed to the risk that those assets, or income generated by those assets or businesses, affects our ability to meet the requirements to maintain our qualification as a REIT or our exemption from registration under the 1940 Act. If we are not able to successfully manage the risks associated with new asset types or businesses, our business, results of operations and financial condition could be adversely affected.

Changes in the fair values of our assets, liabilities, and derivatives can have various negative effects on us, including reduced earnings, less liquidity, increased earnings volatility, and variability in our book value.

Fair values for our assets and liabilities, including derivatives, can be volatile and our revenue and income can be impacted by changes in fair values. Fair values can change rapidly and significantly, and changes can result from changes in interest rates, perceived risk, credit spreads, supply, demand, and actual and projected cash flows, prepayments, and credit performance. A decrease in fair value may not necessarily be the result of deterioration in future cash flows. Fair values for illiquid assets can be difficult to estimate, which could lead to volatility and uncertainty of earnings and book value. For GAAP purposes, we mark-to-market most, but not all, of the assets and liabilities on our Consolidated Statements of Financial Condition. In addition, valuation adjustments on certain consolidated assets and our derivatives are reflected in our Consolidated Statements of Operations. Assets that are funded with certain liabilities and hedges may have different mark-to-market treatment than the liability or hedge. If we sell an asset that has not been marked to market through our Consolidated Statements of Operations at a reduced market price relative to its cost basis, our reported earnings will be reduced. Our loan sale profit margins are generally reflective of gains (or losses) over the period from when we identify a loan for purchase until we subsequently sell or securitize the loan. These profit margins may encompass elements of positive or negative market valuation adjustments on loans, hedging gains or losses associated with related risk management activities, and any other related transaction expenses. However, under GAAP, the different elements may be realized unevenly over the course of one or more quarters for financial reporting purposes, with the result that our financial results may be more volatile and less reflective of the underlying economics of our business activity.

Our calculations of the fair value of the assets we own or consolidate are based upon assumptions that are inherently subjective and involve a high degree of management judgment, and such assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing, rates or other financial market related sectors.

We report the fair values of securities, loans, derivatives, and certain other assets on our Consolidated Statements of Financial Condition. In computing the fair values for these assets, we may make several market-based assumptions, including assumptions regarding future interest rates, prepayment rates, discount rates, credit loss rates, and the timing of credit losses. These assumptions are inherently subjective and involve a high degree of management judgment, particularly for illiquid securities and other assets for which market prices are not readily determinable. These assumptions may be more difficult to calculate during times of severe market disruption in the mortgage, housing, rates or other financial market related sectors. For further information regarding our assets recorded at fair value see Note 6 to the consolidated financial statements within this 2025 Form 10-K. Use of different assumptions could materially affect our fair value calculations and our financial results and our actual experience may cause us to substantially revise our assumptions. Further discussion of the risk of our ownership and valuation of illiquid securities is set forth in the Risk Factors above and in this 2025 Form 10-K.

Any deterioration or uncertainty in broader U.S. and global economic conditions could materially adversely affect our business and financial condition.

Our results of operations are materially affected by conditions in the broader financial markets and the economy generally. Concerns over actual or anticipated low economic growth rates, higher levels of unemployment, a reduction in housing market activity, inability of the U.S. government to address debt ceiling crises, increases in the supply of or decreases in demand for U.S. government issued securities, uncertainty over tariffs and potential international trade disputes, uncertainty regarding future U.S. monetary policy, potential prolonged shutdowns of the federal government, or geopolitical conflicts may contribute to increased financial market volatility and a decline in business volume. A reduction in our business volume can reduce our net interest income and adversely affect our financial results. Global economic conditions can also adversely affect our business and financial results. Changes or volatility in market conditions resulting from deterioration in or uncertainty regarding global economic conditions can adversely affect the value of our assets, which could materially adversely affect our results of operations, net worth and financial condition. To the extent global economic conditions negatively affect the U.S. economy, they also could negatively affect the credit performance of the loans in our investment portfolio. Volatility or uncertainty in global or domestic political conditions also can significantly affect economic conditions and financial markets. Global or domestic political unrest could adversely affect economic conditions and financial markets. Such events may contribute to heightened inflationary pressures, increased interest rates, market volatility, reduced liquidity, and disruptions in capital markets, any of which could negatively impact economic growth, the value of our investments, our access to financing, and our overall financial condition and results of operations.

Risks Related to Our Recent Acquisition and Loan Origination and Acquisition Business

We may fail to realize the expected benefits of the HomeXpress Acquisition.

We will be required to devote significant management attention and resources to the integration of HomeXpress’ business in order to realize the anticipated benefits and synergies of the HomeXpress Acquisition. The potential difficulties we may encounter in combining the companies include, but are not limited to, the following:
•the inability to successfully integrate HomeXpress businesses in a manner that permits us to achieve the anticipated benefits and synergies expected to result from the HomeXpress Acquisition in the timeframe currently anticipated or at all;
•the diversion of management’s attention from our ongoing business as a result of the devotion of time and resources to integration of the HomeXpress Acquisition;
•addressing possible differences in business backgrounds, corporate cultures and management philosophies;
•maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•complying with an expanded regulatory framework, including the wide array of laws, rules and regulation, including federal and state consumer lending regulations, related to our loan origination and acquisition business;
•the possibility of faulty assumptions underlying expectations regarding the HomeXpress Acquisition;
•potential unknown liabilities and unforeseen increased expenses, delays or conditions associated with the HomeXpress Acquisition and HomeXpress’ operations;
•performance shortfalls as a result of the diversion of management’s attention caused by integrating HomeXpress’ operations;
•consolidating corporate and administrative infrastructures and eliminating duplicative operations;
•unanticipated issues and costs in integrating information technology, communications and other systems; and
•unanticipated changes in federal or state laws or regulations.

The operations acquired through the HomeXpress Acquisition are subject to certain of the same risks as our existing business. Due to the HomeXpress Acquisition, we are, however, subject to additional risks due to the heavily regulated nature of the mortgage industry and are required to comply with a wide array of laws, rules and regulations, including federal and state consumer lending regulations, that concern, among other things, the manner in which we conduct our loan origination and acquisition business, as well as other risks described in “Risks Related to Our Recent Acquisition and Loan Origination and Acquisition Business.”

It is possible that the integration process could take longer than anticipated or that the management of the combined organizations and achievement of anticipated benefits and synergies could be more difficult than expected. The integration of HomeXpress into Chimera could also result in the disruption of ongoing businesses, processes, systems and business relationships or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the HomeXpress Acquisition. The integration process is subject to a number of risks and uncertainties, and no assurance can be given that the anticipated benefits of the HomeXpress Acquisition will be realized or, if realized, the timing of its realization. Failure to achieve these anticipated benefits could adversely affect our business, financial condition and results of operations.

Our loan origination and acquisition volume and ability to sell loans are highly dependent on macroeconomic and U.S. residential real estate market conditions which are outside of our control, and which may impact our ability to originate or acquire quality and profitable loans at an appropriate and consistent cost.

As a result of the HomeXpress Acquisition, we originate and sell consumer Non-QM and investor business purpose mortgage loans secured primarily by residential real estate properties with up to eight units, which are substantially all Non-QM loans sourced primarily on a wholesale basis through independent mortgage brokers and bankers. We also have a non-delegated correspondent channel, and may expand to include a delegated correspondent channel, in which we acquire and sell the same type of mortgage loans which are originated by correspondent lenders, with whom we partner. We refer to our network of independent mortgage brokers and correspondent lenders collectively as our “HomeXpress clients.” The HomeXpress business has been, and may continue to be, affected by a number of factors that are beyond our control, including the health of the U.S. residential real estate industry, changes in general economic and capital market conditions, including increases and decreases in interest rates, inflation, credit spreads, competition from competitors who may have greater financial and other resources than we have (including access to capital), changes in the costs to originate our loans, and the ability of borrowers to buy homes and make mortgage payments. In addition, the consumer Non-QM and investor business purpose mortgage loan market is highly sensitive to interest-rate volatility, securitization execution, and investor demand, and disruptions in these markets may limit our ability to sell or finance loans on acceptable terms and such conditions could reduce origination volumes, compress margins, or require us to retain assets longer than anticipated. The majority of the properties securing HomeXpress’ loans that are originated and held for sale are located in California, Florida, and Texas, and conditions in these regions’ real estate markets could have an outsized negative impact on the HomeXpress business.

Our consumer Non-QM loans are designed for borrowers who do not meet traditional qualified mortgage standards and documentation requirements and typically carry higher interest rates than traditional qualified mortgages. The business purpose loans that we originate are for investors in 1-to-8-unit investment rental properties and rely on the income from the property to service the debt. Loans made to borrowers who are self-employed borrowers or have a credit profile that does not meet qualified mortgage standards or are based on rental properties and their debt service coverage typically have a higher risk of default. Our underwriting guidelines strive to account for these characteristics, but our risk management and procedures may not be effective in assessing the likelihood of default and identifying potential valuation issues.

A disruption in the secondary home loan market, our ability to sell the loans that we originate or acquire, or loan compliance issues could have a negative effect on our business.

Our subsidiary, HomeXpress, sells mortgage loans to a variety of aggregators, insurance companies, banks, and other institutional investors who either hold such loans for investment or securitize such loans, which we currently sell on a servicing-released basis. Demand in the secondary market for the purchase of such loans and our ability to sell the mortgage loans that we originate or acquire depend on many factors that are beyond our control, including general economic conditions, the willingness of investors to provide funding for and to purchase mortgage loans, and changes in regulatory requirements. The gain recognized from sales represents a significant portion of HomeXpress’ revenues and earnings. If it is not possible or economical for us to continue selling mortgages to such investors or other loan purchasers, our business could be materially and adversely affected. Similarly, if we choose to retain a portion of HomeXpress’ loan originations in lieu of selling to investors, we may forgo current gain-on-sale earnings in favor of longer-term investment income, which could materially alter the timing of our earnings and adversely impact our financial condition.

Furthermore, non-GSE sales typically take longer to execute which can increase the amount of time that a mortgage loan is held by us, exposing us to additional market and interest rate risk, including prepayment risk where a mortgage loan has no prepayment penalty or such penalty is waived, and increased liquidity requirements.

Additionally, if a mortgage loan does not comply with the representations and warranties that we made with respect to it at the time of our sale, we may be required to either repurchase the loan with the identified defects or indemnify the investor or insurer for any loss. In addition, we may be required to repay all, or a portion of, the premium initially paid by an investor in the case of an early loan payoff or early default on certain loans. We may also be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a loan shortly after its sale. Actual repurchase, premium recapture and indemnification obligations could materially exceed the reserves recorded in our consolidated financial statements. Any significant repurchases, premium recapture, or indemnifications could be detrimental to our business.

Our subsidiary, HomeXpress, relies on warehouse facilities, structured as repurchase agreements, to finance its loan originations and acquisitions. These facilities are short-term and subject us to various risks different from other types of credit facilities.

We fund substantially all of the mortgage loans we originate or acquire from our HomeXpress clients under HomeXpress’ short-term warehouse facilities and funds generated by HomeXpress’ operations. These borrowings are in turn generally repaid with the proceeds we receive from mortgage loan sales. We depend upon several financial institutions to provide the warehouse lines of credit for these loans. Our ability to fund loan originations may be impacted by the ability of HomeXpress to secure further such borrowings on acceptable terms and the ability of our counterparties to continue to provide financing. HomeXpress’ warehouse facilities are uncommitted and can generally be terminated by the applicable lender at any time. In addition, these warehouse facilities contain restrictions, covenants and conditions that require HomeXpress to satisfy, among other things, specified financial and loan eligibility tests. The failure to satisfy such conditions could result in such warehouse facility being made unavailable to us, an event of default or other negative consequences. In the event that a significant number of these loan funding facilities become unavailable or are terminated or are not renewed, or if the aggregate principal amount that may be drawn under our funding agreements were to decrease significantly, we may be unable to find replacement financing on commercially favorable terms, or at all. Our liquidity with respect to the HomeXpress entity may be further constrained as there may be less demand from investors to acquire our mortgage loans in the secondary market. Further, if we are unable to refinance or obtain additional liquidity for borrowing, our ability to maintain or grow our loan origination business could be limited. If the refinancing or borrowing guidelines under these facilities become more stringent and those changes result in increased costs to comply or decreased origination volume, those changes could be detrimental to our liquidity and business operations.

Our business is dependent on our ability to maintain and expand our relationships with our clients, the independent mortgage brokers and bankers.

Our clients are independent mortgage brokers and bankers who refer or sell us mortgage loans to originate or fund. Consequently, our results of operations are dependent, in large part, on our ability to maintain and expand our relationships with these clients. If we are unable to attract these clients to join our network and to provide a level of service such that our clients remain with the network or refer or sell a greater number of their mortgage loans to us, our ability to originate loans will be significantly impaired. The willingness of independent mortgage brokers and bankers to originate mortgage loans with us is dependent on (i) the rates that we are able to offer our clients’ borrowers for mortgage loans, (ii) our customer service, (iii) products and (iv) compensation. In determining with whom to partner, our clients are also focused on the technological services and platforms we can provide so that they can best attract and serve their customers. If our clients are dissatisfied with our services or our platform or technological capabilities, or if they cannot offer prospective borrowers competitive products and rates, we could lose a number of clients, which would have a negative impact on our business, operating results and financial condition.

Our mortgage loans are primarily initiated by third parties, which exposes us to business, competitive and underwriting risks.

We market, originate and, acquire mortgage loans primarily through independent third parties, comprised of independent mortgage brokers and bankers. While we believe using independent mortgage brokers and bankers best serves mortgage loan consumers, our reliance on third parties presents risks and challenges, including the following:

•Our business depends in large part on the marketing efforts of our clients and on our ability to offer loan products and services that meet the requirements of our clients and their borrowers. However, loan officers are not obligated to sell or promote our products and many sell or promote competitors’ loan products in addition to our products. Some of our competitors may have higher financial strength ratings, may offer a larger variety of products, and/or may offer higher incentives than we do. Therefore, we may not be able to continue to attract and retain clients to source loans for us. The failure or inability of our clients to successfully market our mortgage products to prospective borrowers could, in turn, have a material adverse impact on our business, financial condition and results of operations.
•Communication with prospective borrowers is made through loan officers employed by third parties. Consequently, we rely on our clients and their loan officers to provide us with accurate information on behalf of borrowers, including financial statements and other financial information, for us to use in deciding whether to approve loans. While we have procedures in place to independently verify certain borrower information that we use in our lending decisions, if any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the borrower, the loan officer or one of our team members, we generally bear the risk of loss associated with the misrepresentation and may be exposed to repurchase obligations or regulatory violations. Our controls and processes may not detect or may not have detected all misrepresented information in our loan originations. Likewise, our clients may also lack sufficient controls and processes. Any such misrepresented information could have a material adverse effect on our business and results of operations.
•Wholesale mortgage lending presents some unique reputational and brand recognition risks. We attempt to provide high quality and transparent service to our clients so that our clients and prospective clients have confidence in our ability to deliver our services in a timely and effective manner. To maintain good client relations, we attempt to do business with mortgage brokers and bankers that have a good reputation. Clients are monitored and those with excessive borrower complaints or misrepresented information are generally terminated. Our reputation and brand may suffer if we lose our clients’ confidence, which could have a material adverse impact on our results of operations and profitability.
•Growth in our market share is principally dependent on growth in the market share controlled by us within the wholesale and correspondent channels. Continued advancements or the perception of efficiency in “direct-to-the-consumer” distribution models may impact the overall market share controlled by our clients and make it more difficult for us to grow or require us to establish new, or modify existing, client relationships.

The conduct of the independent mortgage brokers and bankers through whom we originate mortgage loans could subject us to fines or other penalties.

We depend primarily on independent mortgage brokers and bankers for our loan originations and acquisitions. These clients are subject to parallel and separate legal obligations. While these laws may not explicitly hold the originating lenders responsible for the legal violations of such entities, U.S. federal and state agencies increasingly have sought to impose such liability. For example, the U.S. Department of Justice (“DOJ”), through its use of a disparate impact theory under the Fair Housing Act, has held originating lenders responsible for the pricing practices of third parties, alleging that the lender is directly responsible for the total fees and charges paid by the borrower even if the lender neither dictated what the third party could charge nor kept the money for its own account. In the past few years, there were a number of actions brought by the DOJ and other federal and state agencies under the Equal Credit Opportunity Act that allege that lenders have engaged in “redlining” by engaging in acts or practices directed at discouraging potential loan applicants from seeking financing. Even though we do not market directly to consumers, the failure or inability of our clients and their loan officers to attract certain classes of borrowers could result in actions being brought against us. In addition, under the TILA-RESPA Integrated Disclosure rule, we may be held responsible for improper disclosures made to borrowers by our clients. While the current presidential administration has suggested that these types of claims will not be pursued by the DOJ or federal agencies to the same degree, there is no assurance that state or private parties will not pursue similar claims. While we seek to use technology, and other means to monitor whether these clients and their loan officers are complying with their obligations, our ability to enforce such compliance is extremely limited. Consequently, we may be subject to claims for fines or other penalties based upon the conduct of our clients and their loan officers with whom we do business, which could have a material effect on our operating results and financial condition.

The mortgage lending industry can be very cyclical, with loan origination volumes varying materially based on macroeconomic conditions. If we are unable to effectively manage our team members during periods of volatility, it could adversely affect our current business operations and our growth.

The mortgage lending industry can be very cyclical, with loan origination volumes varying materially based largely on macroeconomic conditions. Our ability to effectively manage the volatility from significant increases and decreases in loan origination and acquisition volume will depend on our ability to hire, integrate, train and retain highly qualified personnel for all areas of our organization during these periods of changing volume. Any talent acquisition and retention challenges or mismanagement of our personnel needs in these situations could reduce our operating efficiency, increase our costs of operations and harm our overall financial condition. As the pool of qualified candidates has continued to be limited and there continues to be significant competition for talent, we may face challenges in hiring and retaining such highly qualified personnel in changing environments. Additionally, we invest heavily in training our team members, which increases their value to competitors who may seek to recruit them. If we do not effectively manage our pool of team members in times of volatility, it could disrupt our business operations and have a negative impact on our long-term growth.

We operate in a heavily regulated industry, and our mortgage loan origination activities as a result of our acquisition of HomeXpress, exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations, including federal and state consumer lending regulations.

Due to the heavily regulated nature of the mortgage industry, we and our HomeXpress clients are required to comply with a wide array of laws, rules and regulations, including federal and state consumer lending regulations, that concern, among other things, the manner in which we conduct our loan origination and acquisition business and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and processing of personal information by us and our clients. Governmental authorities and various U.S. federal and state agencies, including the CFPB, have broad oversight and supervisory authority over our HomeXpress business.

Because we originate and acquire mortgage loans in 46 states and the District of Columbia, we must be licensed in all relevant jurisdictions that require licensure for the type of mortgages we originate or acquire, and we are required to comply with each such jurisdiction’s respective laws and regulations, as well as with judicial and administrative decisions applicable to us. Such licensing requirements also generally require the submission of information regarding any person who has 10% or more of the combined voting power of our outstanding equity interests. In addition, we and our clients are currently subject to a variety of, and may in the future become subject to additional, U.S. federal, state and local laws that are continuously evolving and developing.

We expect more states to enact legislation similar to the California Consumer Privacy Act and California Privacy Rights Act, which increase the privacy and security obligations of entities handling certain personal information of such consumers and could require us to provide consumers with privacy rights, such as the right to request deletion of their data, the right to receive data on record for them and the right to know what categories of data (generally) are maintained about them. These regulations directly impact our business and require ongoing compliance, monitoring and internal and external compliance audits as they continue to evolve and may result in ever-increasing public scrutiny with escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws could also impact how we process personal information and therefore limit the effectiveness of our products or services or our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of personal information. Additionally, the interpretation of such data protection and privacy laws is rapidly evolving, making implementation and enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Although we make reasonable efforts to comply with all applicable data protection laws and regulations, our interpretations and such measures may have been or may prove to be insufficient or incorrect.

We and our HomeXpress clients must also comply with a number of federal, state and local consumer financial services, laws and regulations including, among others, the TILA, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Housing Act, the Telephone Consumer Protection Act, the Gramm-Leach-Bliley Act, the Servicemembers Civil Relief Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the SAFE Act, the Federal Trade Commission Act, the TILA-RESPA Integrated Disclosure rule rules, the Dodd-Frank Act, the Appraisal Independence Rule, the Bank Secrecy Act, U.S. federal and state laws prohibiting unfair, deceptive, or abusive acts or practices, and state foreclosure laws. These laws and regulations mandate certain disclosures and notices to borrowers and apply to loan origination, home appraisal, marketing, use of credit reports, safeguarding of non-public, personally identifiable information about borrowers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features. The Appraisal Independence Rule requires that there be a separation of duties to ensure no conflicts of interest. While we believe that our programs meet all of the regulatory and legal requirements, there is a risk that a regulatory agency could decide that our programs do not meet all of the regulatory and legal requirements, or that our programs will not be accepted by other market participants, which could expose us to additional liability, or subject us to repurchase obligations.

Our Non-QM loans have more flexibility in underwriting guidelines than traditional qualified mortgage loan standards and are subject to increased credit risk compared to QM loans. These loans are also subject to relatively more litigation potential due to the subjectivity of the regulations and because they do not benefit from compliance with safe harbors. The underwriting guidelines for our Non-QM loans may be more permissive as to the borrower’s debt to income ratio, credit history, and/or income documentation than QM loans. Loans that are underwritten pursuant to less stringent underwriting guidelines could experience substantially higher rates of delinquencies, defaults and foreclosures than those experienced by loans underwritten to more stringent underwriting guidelines. If our Non-QM loans are underwritten to more flexible guidelines which have increased risk and may cause higher delinquency, default, or foreclosure rates given economic stress, the performance of the Non-QM loans we originate or acquire for resale could be correspondingly adversely affected, which could materially and adversely affect us.

Various federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in consumer-purpose residential loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations, which in some cases impose restrictions and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Our failure to comply with these laws, or the failure of residential loan originators to comply with these laws, to the extent any of their residential loans are or become part of our mortgage-related assets, could subject us, as an originator, or, in the case of acquired loans, as an assignee or purchaser, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. If our loans are found to have been originated in violation of predatory or abusive lending laws, we could be subject to lawsuits or governmental actions, and we could be fined or incur losses.

Both the scope of the laws, rules and regulations and the intensity of the regulatory oversight to which our business is subject has increased over time. In the past years, regulatory enforcement and fines have become more significant across the financial services sector. For example, various federal regulatory agencies and departments, including the DOJ and CFPB, have historically taken the position that antidiscrimination statutes, such as the Fair Housing Act and the ECOA, that prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, ethnicity, sex, religion and national origin apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions (i.e., creditor practices that have a disproportionate negative effect on a protected class of individuals). While there is a perception that the enforcement agenda of the federal regulatory agencies may be curtailed under the current presidential administration, state regulators may fill the gap, and it is not clear the scope of such future limitations or the timing for implementation. Furthermore, it is not clear what effect those changes will have, or whether as a result of lesser oversight by the federal authorities, states will increase their regulatory oversight. Moreover, subsequent changes in various government administrations may result in yet other changes in regulatory oversight and enforcement. As these U.S. federal, state and local laws evolve, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately and to train our team members effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations, including loss of our licenses and approvals to engage in our lending businesses, costs associated with defending ourselves from investigations and enforcement actions or resulting administrative fines and penalties and civil and criminal liability, including class action lawsuits, which could be detrimental to our business.

The laws and regulations applicable to us are subject to administrative or judicial interpretation. Furthermore, state and federal agencies may differ in their interpretations as may private plaintiffs. Litigation amongst these various agencies and between private plaintiffs, including participants in the mortgage industry, and these agencies have added complexity and ambiguity in interpreting these regulations. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws, and risk assessment decisions with respect to compliance with laws difficult, uncertain and costly. The adoption by industry participants of different interpretations of these statutes and regulations has added uncertainty and complexity to compliance and may result in them having a short- or long-term competitive advantage. If we are deemed to have violated applicable statutes or regulations, it could result in regulatory investigations, state or federal governmental actions or private civil claims, including class actions, being brought against us. Such litigation would cause us to incur costs, fines and legal expenses in connection with these matters, regardless of any eventual ruling in our favor, and could also harm the reputation of our brand, any of which could have a material adverse effect on our business, financial condition or results of operations.

To resolve issues raised in examinations or other governmental actions, we may be required to take various corrective actions, including changing certain business practices, making refunds and/or taking other actions that could be financially or competitively detrimental to us. We expect to continue to incur costs to comply with governmental regulations. In addition, certain legislative actions and judicial decisions can give rise to the initiation of lawsuits against us for activities we conducted in the past. Furthermore, provisions in our mortgage loan documentation, including but not limited to the mortgage and promissory notes we use in loan originations, could be construed as unenforceable by a court.

Although we have compliance management systems and procedures to comply with these legal and regulatory requirements, we cannot be assured that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a more restrictive manner, which could render our current business practices non-compliant or which could make compliance more difficult or expensive. Any of these, or other, changes in laws or regulations could have a detrimental effect on our business.

Risks Related to Our Investment Management and Advisory Services

Our investment management and advisory services involve certain risks, which could adversely affect our business, financial condition and results of operations.

On December 2, 2024, we acquired TPG, PAS, Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, we began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Advisers Act, and PAS is a relying adviser with respect to TPG’s investment adviser registration.

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
•that our relationships with clients of our non-discretionary investment management and advisory services are concentrated with certain clients and are generally contractual in nature and may be terminated (with or without cause) under the terms of the applicable agreements;
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

Our registered investment adviser and relying adviser subsidiaries are regulated and subject to examination by the SEC. The Advisers Act imposes numerous obligations, on registered investment advisers, including fiduciary duties, disclosure obligations recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. The failure to comply with the Advisers Act and other securities laws and regulations could cause the SEC to institute proceedings and impose sanctions for violations, including censure or terminating our registered investment adviser’s SEC registration, and could also result in litigation or reputational harm.

Our failure to appropriately manage or address conflicts of interest could damage our reputation and adversely affect our business, financial condition and results of operations.

As we expand the number of funds and scope of our business, we may confront potential conflicts of interest relating to our investment activities and the Discretionary Funds’ investment activities. With respect to each of the existing Discretionary Funds, the investment period has ended, and investments made on behalf of any future Discretionary Funds will be subject to a comprehensive policy regarding the allocation of investment opportunities between such future Discretionary Funds and our own account. Nevertheless, Discretionary Funds could have overlapping investment objectives, and such investment objectives could additionally overlap with our own investment objectives. Potential conflicts may arise with respect to our decisions regarding how to allocate investment opportunities among us and the Discretionary Funds. For example, we may allocate an investment opportunity that is appropriate for two or more Discretionary Funds in a manner that excludes one or more Discretionary Funds or results in a disproportionate allocation based on factors or criteria that we determine, such as sourcing of the transaction, the specific nature of the investment or size and type of the investment, amount of capital available to invest in a related investment by a fund, among other factors. The Discretionary Fund investors and our public stockholders may perceive conflicts of interest regarding investment decisions and will have very limited ability to challenge those decisions.

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

Two of our subsidiaries are currently required to be registered as an investment adviser or a relying adviser, subjecting us to extensive regulation and examination by the SEC that could adversely affect our ability to manage our business.

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

Our asset management and advisory services business has significant client concentration, with a limited number of clients accounting for a significant portion of fees. Failure to attract, grow, and retain a diverse and balanced client base could adversely affect our asset management and advisory services business.

Our asset management and advisory services business has a limited number of clients that account for a substantial portion of its fees. Revenues from these clients may fluctuate from time to time based on these clients’ business needs and client experience, the timing of which may be affected by market conditions or other factors outside of our control. Competitive pressures may also cause us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues. If any of our large clients terminates its relationship with us or materially reduces the services they acquire from us, such termination or reduction could materially reduce the revenues we derive from our asset management and advisory services business. Because our operating costs may not decline proportionately with any such reductions, any client redemption or mandate termination could negatively impact our profitability.

Our ability to attract, grow, and retain a diverse and balanced client base may affect our ability to grow our revenues. Our ability to attract clients depends on a variety of factors, including our service offerings. If we are unable to expand or improve our service offerings, we may fail to develop, grow, and retain a diverse and balanced client base, which could adversely affect our asset management and advisory services business and the revenues derived therefrom.

Risks Related to Hedging

Hedging interest rate exposure may not be successful in mitigating the risks associated with interest rates and may reduce our cash available for distribution to our stockholders and adversely affect our financial condition and result of operations.

Subject to maintaining our qualification as a REIT, we use various hedging strategies to reduce our exposure to losses from rising interest rates in the current market. Hedging activity varies in scope based on the level and volatility of interest rates, the type of assets held, financing used, and other changing market conditions. There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we may use, including interest rate caps, options, futures, and swap futures, to hedge our interest rate exposure, may not fully protect us from adverse market movements and could expose us to additional risks such as basis risk, margin calls, and liquidity constraints. Our hedging instruments can be traded on an exchange, or administered through a clearing house or under bilateral agreements between us and a counterparty. Bilateral agreements expose us to increased counterparty risk, and we may be at risk of losing any collateral held by a hedging counterparty if the counterparty becomes insolvent or files for bankruptcy.

The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could also increase our risk and losses. Our hedging strategies rely on models, assumptions, and historical correlations that may prove inaccurate, particularly in periods of market disruption. If these relationships break down or our models fail to capture relevant risk drivers, our hedges may underperform and result in financial losses. In addition, our hedging activities could result in losses if the anticipated market movements do not occur or if the hedging instruments do not effectively match the duration, timing, or other characteristics of the related assets or liabilities, or otherwise fail to correlate as intended with the risks being hedged. Regulatory changes that alter margin or clearing requirements could increase our costs and limit our hedging flexibility. Lastly, the amount of income that we may earn from hedging transactions to offset interest rate losses may be limited by U.S. federal tax provisions governing REITs.

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

Subject to maintaining our qualification as a REIT, part of our financing strategy involves entering into hedging instruments that could require us to fund cash payments in certain circumstances (e.g., the early termination of a hedging instrument caused by an event of default or other voluntary or involuntary termination event or the decision by a hedging counterparty to request the posting of collateral that it is contractually owed under the terms of a hedging instrument). With respect to the termination of an existing derivative or hedge instrument, the amount due would generally be equal to the unrealized loss of the open position with the hedging counterparty and could also include other fees and charges. These economic losses will be reflected in our financial results of operations and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time. Any losses we incur on our hedging instruments could materially adversely affect our earnings and thus our cash available for distribution to our stockholders.

The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

As indicated above, from time to time we enter into various forms of hedge instruments. Entities entering into derivatives are exposed to credit losses in the event of non-performance by counterparties to these transactions. Rules issued by the Commodity Futures Trading Commission (the “CFTC”) that became effective in October 2012 require, with limited exceptions, the clearing of all standardized swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments (i.e., interest rate swaps) are traded may also require us to post additional collateral against our hedging instruments. These additional fees, costs, margin requirements, documentation requirements, and regulations could adversely affect our business and results of operations.

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

A significant part of our business and growth strategy is to engage in various securitization transactions related to mortgage assets, and such transactions expose us to potentially material risks, including without limitation:

•Financing at Unfavorable Terms Risk: Engaging in securitization transactions and other similar transactions generally require us to incur short-term debt on a recourse basis to finance the accumulation of residential mortgage loans. If investor demand for securitization transactions weakens sufficiently, we may be unable to complete the securitization of loans accumulated for that purpose on favorable terms, or at all, which may hurt our business or financial results. We have a limited capacity to hold loans on our balance sheet as investments, and many of our financings are not structured as buy-and-hold facilities. If demand for securitized securities weakens, we may be forced to incur additional debt on unfavorable terms or may be unable to borrow to finance these assets, which may in turn impact our ability to continue acquiring loans over the short or long term.

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
•Call Right Risk: We often retain call rights with respect to certain sponsored securitizations that permit us to redeem securities at par, and because these securitizations are generally consolidated, exercising such rights may affect our GAAP book value. Specifically, if the redeemed securities are carried below par at the time of redemption, our GAAP book value may decline.

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

A significant part of our business and growth strategy is to engage in various securitization transactions related to residential mortgage loans. There are many factors that can have a significant impact on whether a securitization transaction is profitable to us or result in a loss. One of these factors is the price we pay for the mortgage loans that we securitize, which, in the case of residential mortgage loans, is impacted by the level of competition in the marketplace for acquiring residential mortgage loans and the relative desirability to originators or other financial institutions of retaining residential mortgage loans as investments or selling them to third parties such as us. The cost and availability of the short-term debt we use to finance our mortgage loans before securitization impacts our profitability. This short-term debt cost is affected by several factors including its availability to us, its interest rate, its duration, and the percentage of our mortgage loans for which third parties are willing to provide short-term financing.

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

Competition may affect our ability to source our target assets at attractive prices and grow our investment management and advisory services, which may have a material adverse effect on our business, financial condition and results of operations.

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

We also provide investment management and advisory services on a non-discretionary basis. In that regard, we compete with investment management firms and similar entities for clients. Our clients may also choose to perform these functions internally and discontinue their relationships with us. Many of our competitors are significantly larger than we are, have access to greater capital and other resources, and may have other advantages over us. The existence of these entities, as well as the possibility of additional entities forming in the future, may limit our ability to grow fees from our non-discretionary investment management and advisory services or our ability to obtain new third-party non-discretionary accounts. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations.

We rely on third parties to perform certain services particularly as it relates to loan servicing, comply with applicable laws and regulations, and carry out contractual covenants and terms, the failure of which by any of these third parties may adversely impact our business and financial results.

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

We rely on third-party loan servicers to service and manage the mortgage loans we beneficially own and that underlie our RMBS. Third-party servicers also service and manage the mortgage loans underlying MSRs that we may invest in. The ultimate returns generated by our investments may depend on the quality of the service providers, the selection of which we may not always have control. For example, servicers not vigilantly monitoring required monthly payments or taking longer than expected to resolve non-performing loans or liquidate related real properties may adversely impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans we beneficially own, other than our securitized loans (including all direct interface with the borrowers) we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. See “Risks Related to Regulatory Matters, Accounting, and Our 1940 Act Exemption” for further discussion. Considering the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

For a majority of the loans that we beneficially own (other than securitized loans), we also beneficially own the right to service those loans, and we retain a sub-servicer to service those loans. In these circumstances, we are exposed to certain risks, including, without limitation, that we may not be able to enter into sub-servicing agreements on favorable terms to us or at all, or that the sub-servicer may not properly service the loan in compliance with applicable laws and regulations or the contractual provisions governing their sub-servicing role, and that we would be held liable for the sub-servicer’s improper acts or omissions. Additionally, in its capacity as a servicer of residential mortgage loans, a sub-servicer will have access to borrowers’ non-public personal information, and we could incur liability for a data breach relating to a sub-servicer or misuse or mismanagement of data by a sub-servicer. In the past, one of our sub-servicers experienced a data breach of personal information requiring notifications to borrowers and remedial actions. We also rely on technology infrastructure and systems of third parties who provide services to us and with whom we transact business. To the extent any one sub-servicer counterparty services a significant percentage of the loans with respect to which we own the servicing rights, the risks associated with our use of that sub-servicer are concentrated around this single sub-servicer counterparty. To the extent that there are significant amounts of advances that need to be funded in respect of loans where we own the servicing right, it could have a material adverse effect on our business and financial results.

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

We rely on third-party servicers to service the residential mortgage loans that we acquire through consolidated trusts and that underlie the RMBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing prompt foreclosures, forcing the modification of certain mortgages, or preventing the collection of interest or other charges from borrowers under certain circumstances. Certain mortgage lenders and third-party servicers may also voluntarily, or as part of settlements with law enforcement authorities, establish loan modification programs relating to loans they hold or service, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in RMBS, may adversely affect the value of, and returns on, such investments. The foregoing matters may cause our business, financial condition, results of operations and ability to pay dividends to be adversely affected.

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

Any failure, interruption, attack or security breach of our networks or systems or those of key third parties could cause delays or other problems in our business or result in the disclosure or misuse of confidential or other information, including personal information, that belongs to us, to third parties to whom we provide investment management and advisory services, or to a few customers who license two of our internally developed data analytics technologies. Such delays, problems or unintentional disclosures could damage our reputation, result in regulatory sanctions or liability to third parties and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition. Cyber criminals are now deploying sophisticated techniques to conduct more advanced and persistent attacks. We have been and continue to be the target of such attacks. From time to time, third parties with whom we do business, including servicers and due diligence and third-party data providers, have experienced data breaches or other cybersecurity incidents. Such attacks, as well as an actual or perceived failure by us or third parties to comply with privacy, data protection and information security laws, regulations, standards, policies and contractual obligations could result in legal liabilities, fines, regulatory action and reputational harm that have a material adverse impact on our business, financial results and financial condition. We cannot assure you that our cybersecurity control and response plans will be sufficient to prevent or mitigate all potential risks of cybersecurity threats and incidents. Especially due to the current hybrid working environments, where our personnel are spending some time working from home, there is an elevated risk of such events occurring.

The development, proliferation, and use of artificial intelligence could give rise to legal and/or regulatory action, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

We currently use artificial intelligence in certain aspects of our operations, and we believe the development and proliferation of artificial intelligence will have a significant impact in our industry; however, the emerging and rapidly evolving nature of artificial intelligence presents risks, challenges, and unintended consequences, including potential defects in the design and development of the technologies used to automate processes, misapplication of artificial intelligence-enabled technologies, the reliance on data, rules or assumptions that may prove incomplete or inaccurate, information security vulnerabilities and operational failures to meet internal or external expectations for reliability, accuracy, fairness, and among others. This risk affects the adoption and use of this technology to the extent artificial intelligence algorithms and machine learning methods are flawed or insufficiently tested. For example, the use of artificial intelligence may raise ethical concerns and legal issues in the origination of mortgage loans. While we aim to use artificial intelligence responsibly, we may be unsuccessful in identifying or resolving issues before they arise. Artificial intelligence-related issues, including potential government regulation of artificial intelligence, deficiencies or failures could give rise to legal and regulatory actions, damage our reputation or otherwise materially impact our business, financial condition, and liquidity.

Laws and regulations related to artificial intelligence are developing rapidly, and there is significant uncertainty as to the potential adoption of new laws and regulations, which may vary amongst various states, that may restrict or impose burdensome and costly requirements on our ability to use artificial intelligence. We may receive claims from third parties, including our competitors, alleging that the use of artificial intelligence technology infringes on or violates such third party’s intellectual property rights. Adverse consequences of these risks related to artificial intelligence could undermine the decisions, predictions or analyses such technologies produce and subject us to competitive harm, legal liability, heightened regulatory scrutiny and brand or reputational harm. We could face competitive pressure to adopt AI at a pace consistent with technological advancements across our industry. If we are unable to implement AI capabilities as quickly or effectively as our competitors, our relative market position could be negatively affected.

Our executive officers and other key personnel are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.

Our success and our ability to manage anticipated future growth depend, in large part, upon the efforts of our highly skilled employees, and particularly on our key personnel, including our executive officers. Our executive officers have extensive experience and strong reputations in our industry and have been instrumental in setting our strategic direction, operating our business, identifying, recruiting, and training our other key personnel, and arranging necessary financing. Retention and motivation of certain key employees is particularly important to our business in light of the recent HomeXpress Acquisitions due to the uncertainty and difficulty of integration, as well as the time and attention required by our management team. See the Risk Factor above captioned “We may fail to realize the expected benefits of the HomeXpress Acquisition”. In addition, the governing agreements of the Discretionary Funds typically require the suspension or termination of the investment period if certain members of our senior management team or key personnel cease to devote sufficient professional time to or cease to be employed by the Company, often called a “key person event,” or in connection with certain other events. The departure of any of our executive officers or other key personnel, or our inability to attract, motivate and retain highly qualified employees at all levels of the firm in light of the intense competition for talent, could adversely affect our business, operating results or financial condition, diminish our investment opportunities, or weaken our relationships with lenders, counterparties and other parties important to our business and strategy.

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

Our portfolio includes or may include investments in mortgage pass-through certificates issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. The FHFA and Congress have considered various measures that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. While the likelihood that major mortgage finance system reform will be enacted in the short term or through administrative action remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general.

Although we do not currently directly service residential mortgage loans, where this activity is subject to separate state and federal regulatory requirements, we may do so in the future. We and our HomeXpress clients are required to comply with a wide array of laws, rules and regulations, including federal and state consumer lending regulations, that concern, among other things, the manner in which we conduct our loan origination and acquisition business and the fees that we may charge, and the collection, use, retention, protection, disclosure, transfer and processing of personal information by us and our clients. Governmental authorities and various U.S. federal and state agencies, including the CFPB, have broad oversight and supervisory authority over our HomeXpress business. See “Risks Related to Our Recent Acquisition and Loan Origination and Acquisition Business” for further discussion. We are also subject to various federal and state laws, rules, and regulations because we purchase residential mortgage loans, including rules promulgated under the Dodd-Frank Act and the Gramm-Leach-Bliley Financial Modernization Act of 1999. The CFPB, has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing. One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry and various other requirements related to mortgage origination and servicing. In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

In 2020, in response to the COVID-19 pandemic, wide-ranging legal protections for homeowners, including foreclosure moratoria and forbearance provisions, were enacted and extended multiple times including through the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act), which was signed into law on March 27, 2020, and rules and letters issued by the Federal Housing Agency and the CFPB. If the COVID-19 pandemic resurges or another public health crisis breaks out in the future, similar measures may be reenacted, which could adversely affect our business, results of operations and financial condition.

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

The need to operate within the parameters that allow us to be excluded from regulation as a commodity pool operator could limit the use of swaps by us below the level we would otherwise consider optimal or may lead to the registration of us or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

The Dodd-Frank Act established a comprehensive regulatory framework for derivative contracts commonly referred to as “swaps.” Under the Dodd-Frank Act, any investment fund that trades in swaps may be considered a “commodity pool,” which would cause its operators to be regulated as a commodity pool operator (“CPO”). In December 2012, the CFTC issued a no-action letter, giving relief to operators of mortgage REITs from the requirement to register as a CPO. In order to qualify, we must, among other non-operation requirements: (1) limit our initial margin and premiums required to establish our swap or futures positions to no more than 5% of the fair market value of our total assets; and (2) limit our net income derived annually from our swaps and futures positions that are not “qualifying hedging transactions” to less than 5% of our gross income. The need to operate within these parameters could limit the use of swaps by us below the level that we would otherwise consider optimal or may lead to the registration of us or our directors as commodity pool operators, which will subject us to additional regulatory oversight, compliance and costs.

We may be required to obtain various state licenses to purchase mortgage loans in the secondary market and there is no assurance we will be able to obtain or maintain those licenses.

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

To maintain our qualification as a REIT, we must continually satisfy various tests regarding the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. To meet these tests, we may be required to forego investments we might otherwise make. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our investment performance. In particular, we generally must ensure that at the end of each calendar quarter at least 75% of the value of our total assets consists of cash, cash items, government securities and qualifying real estate assets, including certain mortgage loans and MBS. The remainder of our investments in securities (other than government securities and qualifying real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, qualifying real estate assets, and stock in one or more TRSs) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs (20% for taxable years beginning before January 1, 2026). If we fail to comply with these requirements at the end of any quarter, we must correct the failure within 30 days after the end of such calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT status and suffering adverse tax consequences. Thus, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We may in the future purchase and sell Agency RMBS through to-be-announced forward contracts (“TBAs”) and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the REIT 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the REIT 75% gross income test, we intend to treat the GAAP value of our TBAs under which we contract to purchase to-be-announced Agency RMBS as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the REIT 75% gross income test. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge our position, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.

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

We also indirectly own an entity that has elected to be taxed as a REIT under the U.S. federal income tax laws (the “Subsidiary REIT”). Our Subsidiary REIT is subject to the same REIT qualification requirements that are applicable to us. If our Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to regular U.S. federal, state and local corporate income tax, (ii) our interest in such Subsidiary REIT would cease to be a qualifying asset for purposes of the REIT asset tests, and (iii) it is possible that we would fail certain of the REIT asset tests, in which event we also would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions. While we believe that the Subsidiary REIT has qualified as a REIT under the Code, we have joined the Subsidiary REIT in filing a “protective” TRS election under Section 856(l) of the Code for each taxable year in which we have owned an interest in the Subsidiary REIT. We cannot assure you that such "protective" TRS election would be effective to avoid adverse consequences to us. Moreover, even if the “protective” election were to be effective, the Subsidiary REIT would be subject to regular corporate income tax, and we cannot assure you that we would not fail to satisfy the requirement that not more than 25% (20% for taxable years beginning before January 1, 2026) of the value of our total assets may be represented by the securities of one or more TRSs. See “Our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.” below.

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

A REIT may own up to 100% of the equity of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. Overall, no more than 25% (20% for taxable years beginning before January 1, 2026) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS will pay U.S. federal, state and local income tax at regular corporate rates on any taxable income that it earns and could be subject to the 15% corporate alternative minimum tax on its adjusted financial statement income if certain income thresholds are met. In addition, the TRS rules impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Our TRS after-tax net income would be available for distribution to us but would not be required to be distributed to us. We expect to satisfy the 25% limitation discussed above and conduct transactions with any TRS on an arm's length basis. There can be no assurance, however, that we will be able to comply with the 25% limitation or to avoid application of the 100% excise tax.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we sold or securitized our assets in a manner that was treated as a sale for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose not to engage in certain sales of assets at the REIT level and may securitize assets in transactions that are treated as financing transactions and not as sales for tax purposes even though such transactions may not be the optimal execution on a pre-tax basis. We could avoid any prohibited transactions tax concerns by engaging in securitization transactions or sales of loans, including loans originated by HomeXpress, through a TRS, subject to certain limitations described above. To the extent that we engage in such activities through domestic TRSs, the income associated with such activities will be subject to U.S. federal (and applicable state and local) corporate income tax. There can be no assurance, however, that we will avoid the application of the 100% tax on net income from prohibited transactions described above.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted because of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may originate or hold some of our assets through our TRSs or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. In certain circumstances, the ability of our TRSs to deduct net interest expense may be limited. Any of these taxes would decrease cash available for distribution to our stockholders.

The failure of excess MSRs held by us to qualify as real estate assets, or the failure of the income from excess MSRs to qualify as interest from mortgages, could adversely affect our ability to qualify as a REIT.

We may hold excess MSRs. In certain private letter rulings, the IRS ruled that excess MSRs meeting certain requirements would be treated as an interest in mortgages on real property and thus a real estate asset for purposes of the 75% REIT asset test, and interest received by a REIT from such excess MSRs will be considered interest on obligations secured by mortgages on real property for purposes of the 75% gross income test. A private letter ruling may be relied upon only by the taxpayer to whom it is issued, and the IRS may revoke a private letter ruling. We intend to treat any excess MSRs that we acquire that are consistent with the requirements provided in the private letter rulings as qualifying assets for purposes of the 75% gross asset test, and we intend to treat income from such excess MSRs as qualifying income for purposes of the 75% and 95% gross income tests. Notwithstanding the IRS's determination in the private letter rulings described above, it is possible that the IRS could successfully assert that any excess MSRs that we acquire do not qualify for purposes of the 75% REIT asset test and income from such MSRs does not qualify for purposes of the 75% and/or 95% gross income tests, which could cause us to be subject to a penalty tax and could adversely impact our ability to qualify as a REIT.

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

•Classified Board. Our Board of Directors is divided into three classes of directors. Directors of each class are chosen for terms expiring at the annual meeting of stockholders held in the third year following the year of their election, and each year one class of directors is elected by the stockholders. The classified terms of our directors may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our stockholders.

Our rights and the rights of our stockholders to take action against our directors and officers are limited, which could limit stockholders’ recourse in the event of actions not in their best interests.

Our charter limits the liability of our directors and officers to us and our stockholders for money damages, except for liability resulting from:

•actual receipt of an improper benefit or profit in money, property or services; or
•a judgment or other final adjudication adverse to the director or officer based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated in the proceeding.

In addition, our charter authorizes us to obligate our company to indemnify, and to pay or reimburse reasonable expenses in advance of final disposition of a proceeding to our present and former directors and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify and, without requiring a preliminary determination of the ultimate entitlement to indemnification, pay or reimburse reasonable expenses in advance of final disposition of a proceeding, each present or former director or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made or threatened to be made, a party because of his or her service to us.

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

Our cybersecurity vendors are increasingly incorporating artificial intelligence and machine learning technologies into their products to enhance threat detection, prevention, and response capabilities. These technologies are designed to analyze large volumes of data, identify anomalous behavior, and detect potential threats that may not be identifiable through signature-based or rules-based approaches alone. While AI-enabled tools may improve the speed and effectiveness of threat identification and response, their effectiveness depends on the quality of underlying data, model tuning, and ongoing oversight, and such tools may not prevent all cybersecurity incidents. We utilize AI-enabled security capabilities as part of our broader, layered cybersecurity program, in combination with human review and established controls.

We also maintain policies, procedures and governance structures designed to help us identify, assess and respond to cybersecurity risks. We have a written cybersecurity framework that closely aligns with the NIST’s CSF. In addition, we maintain a cyber incident response plan to facilitate our response to cybersecurity incidents and formed an Incident Response Team composed of the Chief Information Security Officer & Head of IT Infrastructure (“CISO”), the Head of Portfolio Analytics, the Chief Legal Officer, the Head of Operations, the Chief Compliance Officer of Advisory Services, the Head of Data Science, the Associate General Counsel, and certain senior IT officers of HomeXpress. The foregoing officers also include within their working teams, non-management employees who are best positioned to identify, assess, respond to and galvanize both internal and third-party resources necessary in the event of a cybersecurity incident. We test the resiliency of our systems through penetration and disaster recovery tests to continually improve our business continuity plans against an ever-changing threat landscape, create redundancies where appropriate for the protection of the Company’s assets, have engaged a security operations center to provide 24/7 monitoring of our environment to detect and respond to suspicious activities in the network, and have cybersecurity insurance. We periodically perform an independent third-party cybersecurity maturity assessment of our systems, policies and procedures focused on the NIST’s CSF and the SEC’s Office of Compliance Inspections and Examinations cybersecurity guidance.

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

We have completed the integration of the Palisades IT assets into our established cybersecurity programs and information technology general controls. In October 2025, we completed the acquisition of HomeXpress and have initiated the process of integrating its cybersecurity function into our governance framework. This integration includes incorporating legacy HomeXpress personnel into our Incident Response Team. We are conducting comprehensive cybersecurity risk assessments to identify and prioritize remediation efforts and to align HomeXpress’ cybersecurity programs and IT general controls with our existing practices.

To date, no risks from cybersecurity threats, including those resulting from any previous cybersecurity incidents, have materially affected us, or, to our knowledge, are reasonably likely to materially affect us including our business strategy, results of operations or financial condition. For further discussion, please see the risk factor titled “We are dependent on information technology and systems, including those of third parties, and their failure, including through a cyber-attack, could significantly disrupt our business or result in the disclosure or misuse of confidential or other information, including personal information, which could damage our reputation, result in regulatory sanctions, subject us to litigation and/or increase our costs and cause losses that have a material adverse impact on our business, financial results and financial condition” in Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Governance

Our Board of Directors, in coordination with the Audit Committee and the Risk Committee, oversees management of cybersecurity risk. They receive regular reports from senior management and our CISO on, among other things, the threat landscape, the Company’s cybersecurity program, infrastructure improvements, cybersecurity incident investigations and information security vulnerabilities. The Audit Committee focuses on cybersecurity risk, particularly as it relates to enterprise risk management within the audit and financial reporting process, while the Risk Committee focuses on cybersecurity risk within the Company’s overall business risk profile. Refer to Item 7A, “Quantitative or Qualitative Disclosures about Market Risk - Risk Management” included in this 2025 Form 10-K for additional information on our enterprise risk management.

The Company’s CISO has a Bachelor of Engineering degree in information technology and more than 28 years of experience in the information technology space, including extensive experience leading our internal IT infrastructure and cybersecurity team. The CISO receives regular updates on cybersecurity matters from his internal IT infrastructure and cybersecurity team as well as outside vendors and advisors that we have engaged. Employees outside of the IT infrastructure and cybersecurity team also elevate any potential cybersecurity issues, whether internal or at a third party with whom we do business, to the CISO.

The Incident Response Team and the non-management employees who support the Incident Response Team identify, assess, respond to and coordinate both internal and third-party resources in the event of a cybersecurity incident. In the event of a potentially material cybersecurity event, all members of the Incident Response Team are notified, and a preliminary assessment of the situation is made. Designated individuals within the Incident Response Team notify the Chief Executive Officer, and if the situation so warrants, the Board of Directors, cybersecurity experts, outside counsel and other advisors to help further assess and formulate an appropriate response to the situation and regulatory and other government authorities as applicable and as required by law.

Item 2. Properties

As of December 31, 2025, we do not own any property. Our corporate headquarters is located in leased space at 630 Fifth Avenue, Ste 2400, New York, New York 10111, telephone (212) 626-2300. Our office lease expires in January 2027. We believe that this space is suitable and adequate for our current needs. In addition, we have leases through November 2026, for our off-site back-up facilities and data centers located in Wappingers Falls, New York and Norwalk, Connecticut.

As a result of the Palisades acquisition in December 2024, we acquired leases on spaces located at 6001 Bold Ruler Way, Suite 110, Austin, Texas 78746, which runs through December 2026, 401 South 1st Street, Suite 850, Austin, Texas 78704, which runs through March 2035, and 909 Davis Street, Ste 500, Evanston, Illinois 60201, which runs through August 2029.

As a result of the HomeXpress Acquisition, we have acquired leases for HomeXpress’ two primary facilities located in 1936 E Deere Ave, Suite 200, Santa Ana, California 92705, and 4902 Eisenhower Blvd, Suite 155, Tampa, Florida , 33634. HomeXpress’ corporate office is in Santa Ana, California. In 2025, HomeXpress renewed its Santa Ana, California lease and extended it to September 2027. HomeXpress’ lease for Tampa, Florida is active through August 2029.

Our Investment Portfolio segment utilizes the New York City, Wappingers Falls, Norwalk, Austin, and Evanston offices and facilities. Our Residential Origination segment utilizes the Santa Ana and Tampa offices.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading publicly on the NYSE under the trading symbol “CIM” on November 16, 2007. As of January 31, 2026, we had 83,402,526 shares of common stock issued and outstanding which were held by 167 holders of record.

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

Our Board of Directors declared dividends of $1.48 and $1.42 per share during 2025 and 2024, respectively.

Purchases of Equity Securities

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

The company did not repurchase any of its common stock and preferred stock during the year ended December 31, 2025. The approximate dollar of shares that may yet to be purchased under the share repurchase program was $250 million as of December 31, 2025.

Share Performance Graph

The following graph and table set forth certain information comparing the yearly percentage change in cumulative total return on our common stock to the cumulative total return of the Standard & Poor’s Composite-500 Stock Index or S&P 500 Index, and the iShares Mortgage Real Estate ETF, an industry index of mortgage REITs. The comparison is for the period from December 31, 2020 to December 31, 2025 and assumes the reinvestment of dividends.

Chimera Share Performance
Value of $100 Investment
250
225
200
175
150
125
100
75
50
25
-
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
118
152
125
157
197
232
79
92
67
77
76
86
57
92
39
40
41
41
Chimera
S&P 500 Index
REM US Equity

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Chimera	57	92	39	40	41	41
S&P 500 Index	118	152	125	157	197	232
iShares Mortgage Real Estate ETF	79	92	67	77	76	86
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

Item 6.  RESERVED

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes to those statements included in Part IV of this 2025 Form 10-K. The discussion may contain certain forward-looking statements that involve risks and uncertainties. Forward-looking statements are those that are not historical in nature. As a result of many factors, such as those set forth under “Risk Factors” in this 2025 Form 10-K, our actual results may differ materially from those anticipated in such forward-looking statements.

This section of the 2025 Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this 2025 Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Executive Summary

We are a diversified real estate company that invests in, originates, and manages primarily residential real estate assets. The assets we may invest in and manage for others, through our wholly-owned subsidiary PAS, include residential mortgage loans, Non-Agency RMBS, Agency RMBS, business purpose loans (including RTLs) and investor loans, MSRs and other real estate-related assets such as Agency CMBS, junior liens and HELOCs, equity appreciation rights, and reverse mortgages. Also, through our wholly-owned subsidiary, HomeXpress, we originate consumer Non-QM and investor business purpose residential mortgage loans as well as QM residential mortgage loans.

In 2025, we reevaluated the composition of our reportable segments based on changes in the significance of certain business activities, including the acquisition of HomeXpress, and the manner in which our management reviews operating results and allocates resources. As a result of this reevaluation, we report as two reportable segments: (i) Investment Portfolio, and (ii) Residential Origination. The Investment Portfolio segment consists of our investments and third-party advisory services activities. The Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products.

Investment Portfolio Segment

As of December 31, 2025, based on the fair value of our interest earning assets, approximately 65% of our investment portfolio was allocated to residential mortgage loans, 23% to Agency MBS, 5% to Non-Agency RMBS and less than 1% to interests in MSR financing receivables (excluding loans held for sale by HomeXpress). As of December 31, 2024, based on the fair value of our interest earning assets, approximately 88% of our investment portfolio was allocated to residential mortgage loans, 4% to Agency RMBS, and 8% to Non-Agency RMBS.

We utilize a variety of channels, including securitizations, warehouse facilities, repurchase agreements and other capital market activities to finance our investments, manage liquidity, improve capital efficiency, support the implementation of our investment strategies, as well as to enhance our potential return on equity. We manage interest rate risk using hedging instruments such as interest rate swaps, swap futures, treasury futures, swaptions, and interest rate caps.

Our investment strategy is intended to be durable across a variety of economic, rate, and credit environments. We seek to approach portfolio management in a disciplined manner and expect to operate in an environment characterized by ongoing uncertainty related to global trade dynamics, fiscal and monetary policy, inflation, labor market conditions, economic growth, and domestic and geopolitical tensions.

Residential Origination Segment

During the fourth quarter we completed the HomeXpress Acquisition, which closed on October 1, 2025. We raised liquidity through staggered sales of select assets, some of which we sourced from our Agency RMBS liquidity allocation and the rest from what we viewed to be fully priced Non-Agency RMBS positions. Separately, we also issued unsecured debt.

The HomeXpress Acquisition represents a strategically significant milestone and broadens our business capabilities. We expect that this acquisition will provide us with direct exposure to the growing residential consumer Non-QM and investor business purpose mortgage loan origination market and will enhance the diversification of our earnings sources beyond our core investment activities. As of December 31, 2025, loans held for sale by HomeXpress constituted approximately 6% of our interest earning assets based on fair value.

HomeXpress is a specialty mortgage lender focused primarily on providing first lien, consumer Non-QM loans, and investor business purpose solutions to the residential housing market on a national basis through mortgage brokers and bankers. Non-

QM loans are designed for borrowers who do not meet traditional qualified mortgage standards and typically carry higher interest rates and offer more flexible solutions for potential borrowers. Investor business purpose loans are secured by first liens on non-owner occupied 1–8 unit investment rental properties. HomeXpress is a leading originator of these residential mortgage loans and does so substantially on a wholesale basis through independent mortgage brokers and bankers. HomeXpress currently sells all the loans it originates on a servicing-released basis to third-party institutional investors. Warehouse financing is used by HomeXpress to fund these loans from origination through sale. While the residential real estate market and associated mortgage loan origination volumes are heavily influenced by economic factors such as interest rates, housing prices and employment conditions, additional loan origination growth for HomeXpress is expected to be realized from further development of its existing wholesale origination network as well as from the growth in its recent implementation of a non-delegated correspondent channel. Additional growth is also expected from expansion in its FHA, VA and conventional agency-conforming channel and the implementation of delegated correspondent lending platform.

For a full description of our business, see Part 1 – Business in this Annual Report on Form 10-K.

Market Conditions and our Strategy

Interest Rates, Inflation, Labor Markets, and Economic Activity

Interest rates across the U.S. Treasury curve fluctuated throughout the year as market expectations regarding the timing and magnitude of policy easing evolved in response to incoming inflation, labor, and economic data. Short-term interest rates declined over the course of the year alongside expectations for easing monetary policy, while longer-term Treasury yields declined more slowly reflecting continued inflation uncertainty and term-premium dynamics.

Inflation, as measured by the Consumer Price Index (“CPI”), moderated at times during the year but remained above the Federal Reserve’s stated 2.0% objective. CPI inflation ranged between 2.3% and 3.0% on a year-over-year basis during 2025 and ended the year at 2.7%. Shelter costs continued to be a significant contributor to overall inflation, with rates of increase that generally exceeded those of goods and energy prices.

Labor market conditions moderated over the course of the year but remained relatively resilient. The unemployment rate increased to 4.4% at year-end, but still remained historically low, while job gains and broader indicators pointed to an easing labor market trajectory. Economic activity remained solid as real gross domestic product increased at an annualized rate of 3.8% in the second quarter and 4.4% in the third quarter of 2025.

With this backdrop, the Federal Reserve held short term rates steady through the first half of 2025 and eased 25 basis points at each of the final three Federal Open Market Committee meetings, bringing the yearend federal funds target range between 3.50% and 3.75%.

Consistent with these dynamics, the yield curve evolved with a steepening bias during 2025. The two-year Treasury yield dropped 77 basis points during the year to 3.47%, while the ten-year yield declined just 39 basis points, resulting in the yield curve steepening by 38 basis points during 2025.

Housing Market

U.S. housing market conditions in 2025 were shaped by continued affordability challenges and an ongoing imbalance between housing supply and demand. While mortgage interest rates, home prices, insurance costs, and property taxes continued to pressure homebuyer affordability, several of the largest drivers showed signs of easing over the course of the year.

According to the Freddie Mac Primary Mortgage Market Survey, the average 30-year fixed mortgage rate declined from 6.85% at the beginning of the year to 6.15% at year-end, a decrease of approximately 70 basis points, with most of the decline occurring in the second half of 2025.

Housing supply conditions remained constrained, particularly in the existing home market, as elevated mortgage rates continued to limit homeowner mobility. Existing home inventory increased modestly during the year but remained below long-term averages. In contrast, new home supply and construction remained relatively more active. Homebuilders continued to support transaction volumes through the use of mortgage rate buydowns and other incentives, which helped offset affordability pressures and support new home sales despite higher headline financing costs.

Home price growth moderated relative to prior years, and year-over-year national home price appreciation ended the year below consumer wage growth, representing a step toward easing affordability challenges.

Execution of Our Strategy in 2025

During 2025, we focused on diversifying the portfolio and repositioning the Company as a diversified, vertically integrated residential real estate platform. To execute on these objectives, we exercised redemption rights with respect to several securitized transactions and raised capital organically through re-securitizations of the underlying mortgage loans and loan sales to third parties. We also raised capital through monetizing certain fully valued assets as well as through the issuance of senior unsecured debt. These activities provided the capital necessary as we expanded our platform and mortgage lending capabilities through the acquisition of HomeXpress, increased our allocation to liquid Agency RMBS, made our first investment in MSRs, and began to reshape our allocation of capital, investment mix, and sources of income and earnings.

Full Year and Fourth Quarter 2025 Business Highlights - Investment Portfolio Segment

Investment Activity

Asset Purchases

Agency RMBS. Predominantly starting with the second quarter and through the rest of the year 2025, we purchased approximately $4.3 billion of Agency RMBS, taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. These investments allow us to deploy capital in a relatively expedient manner upon raising funds through capital market transactions, asset divestitures, portfolio run-off, or other means and enable us to maintain liquidity that we can access for future investments or other strategic objectives, including business acquisitions. During the fourth quarter we added $606 million of Agency RMBS, net of sales.

MSR Investment. During the third quarter, we gained exposure to a $6.5 billion pool of Fannie Mae MSRs through a third-party servicing partnership. The weighted average interest rate on the loans at the time of acquisition was 4.02% and the weighted average LTV ratio and borrower credit score was 71% and 754, respectively. The purchase price for this investment was $38 million, which represented the net asset value after financing the MSRs by the mortgage loan servicing counterparty. Because MSR valuations typically increase as interest rates rise, offsetting mark-to-market declines on our residential credit portfolio, the MSR allocation is intended to serve as a natural book value hedge to our portfolio. In addition to its hedging characteristics, MSRs are also standalone, income generating assets. The recurring servicing fees, ancillary income, recapture income and float earnings associated with MSRs contribute to earnings while diversifying our interest rate exposure.

RTL Loans. We settled $27 million of business purpose loans during the second quarter that we committed to purchase in the first quarter, funded with warehouse facilities and targeting mid-to-high teen levered returns. These loans were purchased with a weighted average asset yield of 8.46%. We did not purchase any additional RTL loans during the rest of the year.

Asset Sales

Agency CMOs. During the second quarter, we sold Agency CMO securities for $73 million. In addition, we also sold previously purchased Agency RMBS Pass-through securities for $53 million and reallocated the capital to our current portfolio strategy. We received a total of $138 million in net proceeds from this sale and a total of $98 million after paying the financing on these positions. These sales resulted in a net realized loss of $2 million during the quarter, not including any net realized interest income. Proceeds from the sales were largely re-invested in Agency RMBS that increased our liquidity allocation.

Non-Agency and CMBS IO securities. In the third quarter, we also sold $104 million of Non-Agency RMBS subordinate securities, $88 million of Non-Agency RMBS senior securities and $164 million of Agency CMBS IO positions. Net liquidity raised after payment of principal on a secured financing facility that held these securities as collateral was $44 million. These sales generated a realized loss of $8.4 million during the third quarter. In the fourth quarter, we sold $33 million of Non-Agency RMBS subordinate securities. These sales generated a realized loss of $5 million during the fourth quarter.

Non-Agency retained securities. During the third quarter, we sold $237 million of retained bonds from previously issued RPL securitizations and $25 million from previously issued Non-QM and investor securitization for total proceeds of $232 million. Consequently, the retained positions sold will be added to securitized debt as a result of consolidation going forward. Net liquidity raised after payment of principal on a secured financing facility that held these retained bonds as collateral was $72 million.

Non-QM investment loans sales. As a normal discipline of our business operation, we routinely evaluate the potential economic and portfolio benefits of exercising our redemption rights with respect to our sponsored securitizations. These rights provide us with the option to organically raise liquidity by refinancing and/or selling the underlying loans. Through this strategy, during the fourth quarter we redeemed $70 million in securities from the CIM 2022-I1 securitization and sold the underlying loans with principal balance of $166 million. After satisfying certain recourse financing obligations, the transaction released approximately $28 million in equity.

Securitization Activity

On January 31, 2025, we sponsored CIM 2025-I1, a $288 million securitization of residential mortgage investor loans. The loans had a weighted average coupon of 7.9%, weighted average FICO scores of 748, and LTV ratio of 64%. Securities issued by CIM 2025-I1, with an aggregate balance of approximately $276 million, were sold in a private placement to institutional investors. These senior securities represented approximately 95.8% of the capital structure. We also retained an option to call the securitized mortgage loans on the earlier of (i) February 25, 2028, or (ii) when the unpaid principal balance is less than or equal to 30% of the unpaid principal balance of the securitized mortgage loans as of the cut-off date. The weighted average cost of debt on securities sold was 5.8%. The securitization is rated by Fitch and Morningstar DBRS. PAS is the asset manager for the securitization.

During the first quarter, we redeemed securities in seven outstanding securitizations and sponsored two new securitizations as further detailed below. The net result of these transactions enabled us to organically generate in excess of $187 million in capital for new investments, while moderately lowering our cost of financing by 17 basis points from a weighted average cost of 6.21% from the seven terminated securitizations to a 6.04% weighted average cost on the two new securitizations. Below we describe these transactions in more detail.

On March 25, 2025, we sponsored two securitizations of residential mortgage loans with an aggregate principal balance of $646 million. The mortgage loans for both securitizations were sourced from the redemption of prior Chimera-sponsored securitizations, including CIM 2021-NR1, CIM 2021-NR2, CIM 2021-NR3, CIM 2021-NR4, CIM 2022-NR1, CIM 2023-NR1, and CIM 2023-NR2.

CIM 2025-R1 was a $392 million securitization of residential mortgage loans. The loans had a weighted average coupon of 5.74%, weighted average FICO scores of 636, and LTV ratio of 50.80%. Securities issued by CIM 2025-R1, with an aggregate balance of approximately $333 million, were sold in a private placement to institutional investors. These senior securities represented approximately 85% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $59 million and certain IOs. We also retained an option to call the securitized mortgage loans on the earlier of (i) March 25, 2027 or (ii) when the aggregate principal amount of the offered notes is less than, or equal to, 10% of the aggregate principal amount of the offered notes as of March 25, 2025. The weighted average cost of debt on securities sold was 5.74%. PAS is the asset manager for the securitization.

CIM 2025-NR1 was a $254 million securitization of residential mortgage loans. The loans had a weighted average coupon of 5.67%, weighted average FICO scores of 597, and LTV ratio of 61.61%. Securities issued by CIM 2025-NR1, with an aggregate balance of approximately $184 million, were sold in a private placement to institutional investors. These senior securities represented approximately 72.50% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $70 million. We also retained an option to call the securitized mortgage loans, at the direction of the majority class B1 certificate holder, beginning on March 25, 2026. The weighted average cost of debt on securities sold was 6.59%. PAS is the asset manager for the securitizations.

Secured Financing Activity

During the first quarter of 2025, we exited a maturing $104 million non-MTM secured facility and separately entered into a new non-MTM secured facility with a principal amount of $167 million that will mature in 18 months in July 2026. The interest rate on the new facility was 412.5 basis points lower than the maturing facility.

In addition, we extended a maturing $407 million non-MTM secured facility by an additional 24 months to February 2027. The old facility had a spread of 375 basis points over SOFR with a maximum rate of 8.75%. The new facility has two separate terms: (i) an approximately $283 million financing facility with a fixed rate of 8.15%, and (ii) an approximately $136 million floating-rate facility at a rate of SOFR +425 basis points.

During the fourth quarter of 2025, our secured financing costs overall declined by 43 basis points for the quarter and 158 basis points for the year, and our secured financing agreements (recourse liabilities) increased by a net $352 million for the quarter, reflecting the deployment of leverage to support our Agency RMBS activities. While the purchase of Agency RMBS securities increased toward the end of the year, our Non-Agency RMBS financing saw a decrease of approximately $74 million during the quarter and $78 million during the year due to asset sales and paydowns.

As of December 31, 2025, we had no outstanding warehouse financing exposure (recourse liabilities) backed by residential mortgage loans, other than a $67 million facility related to business purpose loans for the Investment Portfolio segment.

At the end of the year, our total recourse financing exposure on our investment portfolio was $5.2 billion. We continue to seek opportunities to finance our retained notes from securitizations with long-term, limited, or, when conditions are appropriate, non-MTM financing facilities. We currently have $1.3 billion, or 25%, of our recourse financing with these types of facilities.

Hedging Activity

Residential Credit Portfolio. We continued to maintain our strategy of using interest rate derivatives to mitigate the impact of interest rates on our future financing costs and protect against the potential for higher interest rates eroding our earnings and dividend paying ability. Our hedging strategy in our residential credit portfolio seeks to limit the impact of higher short-term interest rates, while maintaining optionality in the event interest rates decline in the future.

As of December 31, 2025, we maintained open interest rate hedge positions attributable to the residential credit portfolio that included: (i) a $500 million 3.45% pay-fixed interest rate swap maturing in January 2026, (ii) a $1.0 billion interest rate cap with a strike rate of 3.95% maturing in February 2027, (iii) $50 million 4.05% par rate equivalent pay-fixed two-year Eris swap futures maturing in March 2027, (iv) a $300 million two-year 3.40% pay fixed rate swaption that expires in January 2027, and (v) a $300 million two-year 3.17% pay fixed rate swaption that expires in February 2027.

Agency RMBS Portfolio. Interest rate swaps and swaptions are valuable tools for managing the interest rate and prepayment risks associated with levered Agency RMBS. By strategically using these derivatives, we seek to mitigate these risks, stabilize cash flows, and potentially enhance the overall risk-adjusted returns of the Agency RMBS portfolio. During the quarter, we executed a variety of interest rate derivative transactions across a range of tenors, including $1.7 billion in pay-fixed interest rate swaps. We also closed out interest rate swaps with a range of maturities and underlying swap tenors representing notional balances of $951 million that resulted in net realized loss of $16 million.

As of December 31, 2025, we maintained open interest rate hedge positions attributable to the Agency RMBS portfolio that included: (i) $3.0 billion 3.44% average pay-fixed interest rate swaps with varying maturities, (ii) $60 million 3.87% par rate equivalent pay-fixed ten-year Eris swap futures maturing in June 2035 and $230 million 3.60% par rate equivalent pay-fixed five-year Eris swap futures maturing in June 2030.

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

Capital Raising Activity

In September, we issued $120 million of 8.875% unsecured senior notes due August 15, 2030. Net of underwriting fees and offering expenses, we received approximately $116 million in proceeds. These notes may be redeemed, in whole or in part, at any time, from time to time, at our option on or after August 15, 2027. While we continue to favor securitized debt as a source of financing for our assets, the ability to issue unsecured debt helps us to further diversify our capital structure and provides long-term financing to support our investment activities. This was our third overall unsecured bond offering over the past two years, resulting in a combined total issuances of approximately $260 million.

Investment and third-party asset management and advisory fees

Through the Palisades Acquisition in December 2024, we started earning investment management and advisory fees. In addition, PAS was hired to provide asset management services for three securitizations issued by Chimera during the year, and we continue to provide services to unaffiliated investors and private credit funds. Palisades’ fee-based income (both transaction and advisory fees) contributed $9 million in revenue during the fourth quarter and $35 million for the full year 2025.

Acquisition of HomeXpress

On October 1, 2025, we completed the acquisition of HomeXpress for total consideration of $272 million, which consisted of (i) cash of $124 million, representing the Adjusted Book Value of HomeXpress as of September 30, 2025, (ii) cash premium of $120 million, and (iii) issuance of 2,077,151 shares of our common stock.

Fourth Quarter 2025 Business Highlights - Residential Origination Segment

HomeXpress’ loan origination strategy is focused on providing consistent high-quality service to its network of independent mortgage brokers and bankers and having an agile and responsive approach to shifts in market demand for its loan products, institutional investor appetite and regulatory environments. We expect continued growth in loan originations to come from further penetration of HomeXpress’ existing independent mortgage brokers network and the development of new relationships with them and non-delegated correspondent lenders. Our business strategy is also focused on driving loan origination process and operational efficiencies through our customized technology and risk assessment framework so that we can control and enhance the cost of originating our loans. HomeXpress currently sells all the loans it originates on a servicing-released basis to third-party institutional investors for cash premiums. Warehouse financing is used by HomeXpress to fund these loans from origination through sale.

During the fourth quarter of 2025, HomeXpress originated 2,516 mortgage loans for approximately $1.0 billion in principal balance for an average loan balance produced of approximately $412 thousand. Substantially all these loans were consumer Non-QM and investor business purpose loans with approximately 3.7% being FHA, VA and conventional agency-conforming loans. The weighted average interest rate, FICO score and loan-to value on these loans were 7.13%, 739 and 71.6%, respectively.

	As of
	December 31, 2025
	(dollars in thousands)	% total
Unpaid principal balance ("UPB") of mortgage loans originated:
Consumer Non-QM and investor business purpose loans originated	$997,991	96.2%
FHA, VA, Conventional and Jumbo loans originated	39,061	3.8%
UPB of loans originated	$1,037,052	100.0%

Secured Financing Activity

HomeXpress maintained a sufficient overall liquidity position during the fourth quarter of 2025 with its cash balances and seven warehouse lines of credit. HomeXpress had a total available capacity of $1.4 billion in warehouse lines as of December 31, 2025, which are all priced utilizing a base pricing of the 30-day SOFR plus a weighted pricing spread of approximately 197 basis points. As of December 31, 2025, HomeXpress held $872 million on unpaid principal balance on the balance sheet that was financed with $802 million of advances from the warehouse lines of credit, with an average advance rate of 92%.

Hedging Activity

Prior to funding a loan, HomeXpress typically enters into an IRLC with the prospective borrower. This IRLC is accounted for as a derivative asset and is valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the anticipated loan funding probability (the “Pull-through Rate”). As of December 31, 2025, the fair value of HomeXpress’ IRLC asset was $4 million. Upon funding of a locked loan, the IRLC is derecognized and the loan is recorded as LHFS at fair value, with origination fees recognized in interest income and direct loan origination costs expensed as incurred. As of December 31, 2025, the total fair value of HomeXpress’ LHFS was $24 million. HomeXpress operates a daily hedging program that utilizes financial instruments (2-year and 5-year U.S. Treasury futures) in an effort to protect its operational results from interest rate risk. The program covers loans from the day the IRLC is issued through the day a loan is committed for sale to an investor. As of December 31, 2025, HomeXpress had hedging instruments with a notional amount of $173 million for U.S. Treasury futures and $199 million for IRLC.

For the fourth quarter of 2025, HomeXpress reported net income of $8 million, inclusive of gain on origination and sale of loans, net, of approximately $21 million, net interest income of $3 million, total operating expenses of approximately $12 million, and amortization of intangibles and depreciation expense of approximately $3 million. Net income, excluding amortization of intangibles and depreciation, resulted in fourth quarter operating income of approximately $11 million. The operating income represented 111 basis points of HomeXpress’ loan origination volume for the quarter.

Operating expenses

Investment Portfolio Segment

Compensation and benefits expenses decreased by $6 million to $8 million during the fourth quarter, primarily due to lower performance-related expense accruals in the current quarter. For the full year 2025, compensation and benefits expenses increased by $5 million to $46 million from $41 million in the prior year, reflecting the inclusion of staffing costs from the Palisades Acquisition in December 2024.

Servicing expenses decreased by $1 million during the fourth quarter of 2025 to $6 million from $7 million in the prior quarter, due to lower loan balances and loan counts related to our portfolio reallocation strategy.

For the full year 2025, G&A expenses increased by $5 million to $28 million compared to $23 million in the prior year, driven primarily by the inclusion of a full year of G&A expenses related to Palisades following the acquisition in December 2024.

Transaction expense was $625 thousand for the fourth quarter of 2025, reflecting additional costs incurred related to the HomeXpress Acquisition. For the full year, we recorded transaction expense of $17 million related to the HomeXpress Acquisition, reflecting an increase of $10 million from the prior year.

Residential Origination Segment

We recognized compensation and benefits of $10 million for our Residential Origination segment for the quarter and year ended December 31, 2025, following the acquisition of HomeXpress on October 1, 2025. We recognized G&A expenses of $2 million for our Residential Origination segment for the quarter and year ended December 31, 2025, following the acquisition of HomeXpress on October 1, 2025. No such expenses were recognized in the prior reporting periods.

Inducement Grants for HomeXpress employees

On September 19, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved grants of restricted stock units (“RSUs”), effective October 1, 2025, representing an aggregate of up to 540,000 shares of our common stock, of which 533,391 were granted, under the Chimera Investment Corporation 2025 Inducement Award Plan (the “Award Plan”) to up to 300 individuals offered employment with Chimera in connection with our acquisition of HomeXpress.

In accordance with NYSE Rule 303A.08, the grants were made exclusively to individuals employed by HomeXpress at the time as a material inducement to such individual’s continued service following our acquisition of HomeXpress. The Award Plan reserves up to 540,000 shares of our common stock to be used for inducement grants.

Each grant of RSUs will generally vest in full upon the third anniversary of the grant date, subject to the recipient’s continued service through such vesting date. All of the RSU awards are subject to the terms of the Award Plan and the grant agreements covering such awards.

Earnings and Book Value

During 2025, we diversified our portfolio and positioned it to maintain flexibility and to meet liquidity needs as they arise. In parallel, we continued to evaluate and execute selective asset dispositions related to investments that we believe to be fully valued, not meeting our risk-adjusted return objectives, and/or are no longer consistent with our long-term portfolio objectives. These asset sales were comprised primarily of retained securities from sponsored securitizations and Non-Agency RMBS, with proceeds being redeployed into higher-returning investments to enhance our earnings power, dividend paying ability, and return on equity. We also continue to grow our sources of income, a growth that began with the Palisades Acquisition and continued with the HomeXpress Acquisition that closed on October 1, 2025.

During the quarter, spreads on mortgage loans were relatively unchanged from the third quarter while securitized products continued to tighten. Spread tightening and a steeper yield curve had a more pronounced effect on the bonds issued through our securitization programs than in the underlying mortgage loan assets that we consolidate. As a result, the fair value of our securitized debt liabilities increased more than the fair value of the related mortgage loans.

This dynamic, along with elevated transaction during the fourth quarter, contributed to a decrease in book value per share of 2.7%, to $19.70 as of December 31, 2025, as compared to $20.24 in the prior quarter. For the year ended December 31, 2025, our book value per common share remained relatively unchanged at $19.70, as compared to $19.72 for the year ended December 31, 2024. We declared $1.48 common stock dividends per share in 2025. Our economic return on book value, which includes the overall change in book value for the period plus dividends, was (0.9)% for the fourth quarter and 7.4% for the full year of 2025.

Strategy Outlook

We continue to focus on building a diversified residential platform that can generate income from assets, gains on sale, and fees from operations with the long-term goal of growing both dividends and overall business value. Specifically, we will continue to look for opportunities to grow and diversify our portfolio, increase liquidity and grow our fee-based income revenue streams.

With respect to our portfolio, while we intend to continue to look for opportunities to securitize mortgage loans (whether we manufacture or acquire the loans), we expect to grow our Agency RMBS and MSR portfolios. In addition to supporting our regulatory compliance, we believe that a larger Agency RMBS portfolio will provide portfolio diversity, more stable dividends, a source of liquidity for opportunistic asset and business acquisitions, as well as allowing us to grow our fee-based operations, and protection in periods of volatility. We also intend to look at opportunities to acquire additional MSRs, which we believe will help hedge our loan portfolio, as well as provide a diverse source of income for our dividends.

With the HomeXpress and Palisades acquisitions, we have embarked on our strategy of enhancing returns to our shareholders through diversification of revenue from fee-based income. As we move into 2026 and beyond, we will look for opportunities to grow our residential operating platform both organically and through acquisitions. We believe that HomeXpress is well positioned to grow originations in 2026 and we will continue to assess the strategy of selling versus retaining the loan production volume of HomeXpress, considering how it affects our short-term results and long-term earnings potential. HomeXpress views its loan origination volumes, its loan sale premiums and its cost efficiency to be its key performance indicators and uses these to measure management’s effectiveness in realizing its objectives. With respect to our non-discretionary advisory business, we anticipate heightened competition may pressure client flow volumes which may lead to margin compression across existing and potential client relationships. We will however, continue to navigate through the market challenges and look to maintain and/or grow our non-discretionary investment management and advisory services through a combination of organic and external growth, depending on opportunities and market conditions.

We will continue to seek other opportunities to acquire platforms that we believe will be synergistic and accretive. We believe such opportunities exist and expect acquisitions to continue to be a source of growth and diversification.

Funds for these portfolio diversification and growth initiatives will come from both our existing portfolio, as we return to our re-lever strategy, and the capital markets. We expect to call, and if market conditions are appropriate, either sell loans or re-securitize our NR securitizations, as well as some of our R securitizations, in 2026. Our ability to call and either sell or resecuritize the loans, as well as access the capital markets will depend on a number of factors, including the breakeven economic re-investment rate, relative value opportunity and liquidity needs, among others.

Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the years ended December 31, 2025, 2024, and 2023.

Net Income
(dollars in thousands, except share and per share data)
	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net interest income:
Interest income (1)	$821,343	$760,950	$772,904
Interest expense (2)	554,924	496,274	509,541
Net interest income	266,419	264,676	263,363

Increase in provision for credit losses	15,705	9,838	11,371

Other income (losses):
Net unrealized gains (losses) on derivatives	10,371	2,963	(6,411)
Realized losses on derivatives	(33,352)	(21,540)	(40,957)
Periodic interest on derivatives, net	20,375	23,780	17,167
Net gains (losses) on derivatives	(2,606)	5,203	(30,201)
Investment management and advisory fees	35,382	2,710	—
Interest income from investment in MSR financing receivables, net (3)	520	—	—
Net unrealized gains on financial instruments at fair value	81,735	10,811	34,373
Net realized losses on sales of investments	(23,192)	(5,219)	(31,234)
Gains on extinguishment of debt	2,142	—	3,875
Other investment gains	5,733	9,543	1,091
Gain on origination and sale of loans, net	20,590	—	—
Total other income (losses)	120,304	23,048	(22,096)

Other expenses:
Compensation and benefits (4)	56,702	41,364	30,570
General and administrative expenses	29,995	23,201	25,117
Servicing and asset manager fees	27,737	29,795	32,624
Amortization of intangibles and depreciation expenses	7,183	321	—
Transaction expenses	16,634	7,091	15,379
Total other expenses	138,251	101,772	103,690
Income before income taxes	232,767	176,114	126,206
Income taxes	2,268	49	102
Net income	$230,499	$176,065	$126,104

Dividends on preferred stock	86,031	85,736	73,750

Net income available to common shareholders	$144,468	$90,329	$52,354

Net income per share available to common shareholders:
Basic	$1.76	$1.12	$0.68
Diluted	$1.72	$1.10	$0.68

Weighted average number of common shares outstanding:
Basic	82,175,111	80,976,745	76,685,785
Diluted	83,942,704	82,157,622	77,539,289

Dividends declared per share of common stock	$1.48	$1.42	$2.10
(1) Includes interest income of consolidated VIEs of $557,046, $640,499 and $593,384 for the years ended December 31, 2025, 2024, and 2023 respectively.
(2) Includes interest expense of consolidated VIEs of $283,722, $293,509, and $282,542 for the years ended December 31, 2025, 2024, and 2023, respectively.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $709, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $1,364, $10,296, and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.

See accompanying notes to the consolidated financial statements.

Results of Operations for the Years Ended December 31, 2025 and 2024.

The primary source of income for our Investment Portfolio segment is interest income earned on our assets, net of interest expense paid on our financing liabilities, and investment and asset management fees earned through our investment management and advisory business.

The primary source of income for our Residential Origination segment is derived from our mortgage lending activities and includes certain fees collected at the time of origination and gain or loss from the sale of LHFS. Loan origination income reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees.

For the year ended December 31, 2025, our net income available to common shareholders was $144 million, or $1.76 per average basic common share, compared to a net income of $90 million, or $1.12 per average basic common share for year ended December 31, 2024. The increase in net income available to common shareholders for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was primarily driven by an increase in net unrealized gains on financial instruments at fair value of $71 million, an increase in investment management and advisory fees of $33 million related to a full year of customized solutions offerings, and an increase in net unrealized gains on derivatives of $7 million. This was offset by an increase in net realized losses on sales of investments of $18 million, an increase in realized losses on derivatives of $12 million, an increases to compensation and benefits of $15 million due to the inclusion of staffing costs from the Palisades Acquisition in December 2024, an increase in transaction expenses of $10 million related to a combination of the HomeXpress Acquisition and higher securitization activity, and an increase in amortization of intangibles and depreciation of $7 million related to the newly acquired intangible assets as part of the business acquisitions.

Interest Income

Our interest income revenues are driven primarily by our Investment Portfolio segment. Interest income increased by $60 million, or 7.9%, to $821 million for the year ended December 31, 2025 as compared to $761 million, for the year ended December 31, 2024. This increase was primarily driven by our Agency Pass-through purchases during the period, resulting in an increase in interest income on our Agency RMBS portfolio of $77 million as compared to the year ended December 31, 2024. The increase was also related to interest income of $13 million on loans held for sale following the acquisition of HomeXpress as reported within our Residential Origination segment. The increase in interest income is offset by decreases in income on our Non-agency RMBS and Loans held for investment portfolios of $10 million and $21 million, respectively, due to asset sales and paydowns during the year.

Interest Expense

Interest expense increased by $59 million, or 11.8%, to $555 million for the year ended December 31, 2025, as compared to $496 million for the year ended December 31, 2024. The increase was primarily driven by an increase in interest expense on our secured financing agreements collateralized by Agency RMBS of $52 million, driven by higher borrowings to finance our Agency CMO and Agency Pass-through purchases, reflecting the deployment of leverage to support our Agency RMBS activities, during the year ended December 31, 2025 as compared to the prior year. Additionally, the interest expense on our Long Term Debt increased to $17 million during the year ended December 31, 2025 as compared to $7 million for the year ended December 31, 2024, driven by our additional unsecured long term debt issuance during the year to support our investment activities. The increase was also driven by the additional interest expense of $10 million on warehouse financing used by HomeXpress to fund our loans from origination through sale.

The increase in interest expense was offset by a decrease in our interest expense on secured financing agreements collateralized by Non-Agency RMBS of $12 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to a reduction in our average secured financing agreements collateralized by Non-Agency RMBS through asset sales and paydowns. Additionally, our interest expense on Securitized debt decreased by $2 million due to a reduction in our average securitized debt balance of $524 million during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Economic Net Interest Income - Investment Portfolio Segment

Economic net interest income of our Investment Portfolio is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest on derivatives, interest income from Residential Origination segment and interest income from investment in MSR financing receivables, and excludes interest earned on cash and interest expense from our Residential Origination segment. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our derivatives, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps, Interest rate cap and Swap futures are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate derivatives with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest on derivatives and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	Interest Income on Mortgage Loan Origination	Other (1)	Economic Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net & Interest Expense on Mortgage Loan Origination	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Net Interest Income on Mortgage Loan Origination	Economic Net Interest Income
For the Year Ended December 31, 2025	$821,343	$(12,355)	$(8,796)	$800,192	$554,924	$(30,054)	$524,870	$266,419	$20,375	$(8,796)	$(2,676)	$275,322
For the Year Ended December 31, 2024	$760,950	$—	$(7,352)	$753,598	$496,274	$(23,780)	$472,494	$264,676	$23,780	$(7,352)	$—	$281,104
For the Year Ended December 31, 2023	$772,904	$—	$(9,871)	$763,033	$509,541	$(17,167)	$492,374	$263,363	$17,167	$(9,871)	$—	$270,659

For the Quarter Ended December 31, 2025	$220,328	$(12,355)	$(3,540)	$204,433	$154,150	$(15,101)	$139,049	$66,178	$5,422	$(3,540)	$(2,676)	$65,384
For the Quarter Ended September 30, 2025	$209,100	$—	$(2,204)	$206,896	$144,089	$(5,751)	$138,338	$65,011	$5,751	$(2,204)	$—	$68,558
For the Quarter Ended June 30, 2025	$201,297	$—	$(2,002)	$199,295	$135,287	$(5,067)	$130,220	$66,010	$5,067	$(2,002)	$—	$69,075
For the Quarter Ended March 31, 2025	$190,616	$—	$(1,050)	$189,566	$121,397	$(4,135)	$117,262	$69,219	$4,135	$(1,050)	$—	$72,304
(1) Primarily interest income on cash and cash equivalents from our Portfolio and Residential Origination segments and interest income from investment in MSR financing receivables.

Net Interest Rate Spread - Investment Portfolio Segment

The following tables show our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarters Ended
	December 31, 2025			September 30, 2025			December 31, 2024
	(dollars in thousands)			(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$2,975,920	$40,159	5.4%	$2,520,146	$34,108	5.9%	$19,136	$303	6.3%
Agency CMBS	40,391	417	4.1%	41,062	464	4.5%	105,270	1,138	4.3%
Non-Agency RMBS (3)	763,957	24,735	12.9%	872,037	27,872	12.5%	950,366	29,611	12.5%
Loans held for investment	10,027,070	139,102	5.5%	10,482,981	143,952	5.5%	11,882,662	158,501	5.3%
MSR(5)	38,221	20	0.2%	38,221	500	5.2%	—	—	—%
Total	$13,845,559	$204,433	5.9%	$13,954,447	$206,896	5.9%	$12,957,434	$189,553	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$2,913,324	$27,523	4.3%	$2,450,389	$24,160	4.7%	$—	$—	—%
Agency CMBS	30,899	329	4.3%	30,704	355	4.6%	75,847	1,071	5.6%
Non-Agency RMBS (3)	491,472	6,217	5.1%	565,871	7,378	5.2%	710,550	13,561	7.6%
Loans held for investment	1,533,349	26,141	6.8%	1,752,317	30,214	6.9%	1,761,188	30,298	6.9%
Securitized Debt	7,177,468	72,474	4.0%	7,321,240	72,285	3.9%	8,422,017	76,327	3.6%
Long Term Debt (3)	259,750	6,365	9.8%	158,212	3,946	10.0%	—	—	—%
Total	$12,406,262	$139,049	4.5%	$12,278,733	$138,338	4.5%	$10,969,602	$121,257	4.4%

Economic net interest income/net interest rate spread		$65,384	1.4%		$68,558	1.4%		$68,296	1.5%

Net interest-earning assets/net interest margin	$1,439,297		1.9%	$1,675,714		2.0%	$1,987,832		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.12			1.14			1.18

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-bearing assets and liabilities of our Residential Origination segment. Our Residential Origination segment includes average assets of $775 million, average liabilities of $621 million, interest income of $13 million, interest expense of $10 million, and net interest income of $3 million.
(5) The average balance amount represents committed capital by the Company during the period.

	For the Years Ended
	December 31, 2025			December 31, 2024
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$2,298,260	$101,075	5.6%	$631,883	$23,892	6.3%
Agency CMBS	41,112	2,693	6.6%	49,593	2,321	4.7%
Non-Agency RMBS (3)	896,477	109,165	12.1%	978,131	119,335	12.2%
Loans held for investment	10,603,115	586,739	5.5%	11,337,205	608,049	5.4%
MSR (5)	38,221	520	5.4%	—	—	—%
Total	$13,877,185	$800,192	5.8%	$12,996,812	$753,598	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$2,188,583	$68,841	4.5%	$540,735	$16,860	5.2%
Agency CMBS	30,509	1,369	4.5%	35,555	1,951	5.5%
Non-Agency RMBS (3)	583,960	32,494	5.6%	661,781	44,649	6.7%
Loans held for investment	1,737,540	113,434	6.5%	1,709,150	108,891	6.4%
Securitized Debt	7,407,162	291,473	3.9%	7,930,785	293,509	3.7%
Long Term Debt (3)	174,461	17,259	9.9%	110,050	6,634	9.9%
Total	$12,122,215	$524,870	4.3%	$10,988,056	$472,494	4.3%

Economic net interest income/net interest rate spread		$275,322	1.5%		$281,104	1.5%

Net interest-earning assets/net interest margin	$1,754,970		2.0%	$2,008,756		2.2%

Ratio of interest-earning assets to interest bearing liabilities	1.14			1.18

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-bearing assets and liabilities of our Residential Origination segment. Our Residential Origination segment includes average assets of $775 million, average liabilities of $621 million, interest income of $13 million, interest expense of $10 million, and net interest income of $3 million.
(5) The average balance amount represents committed capital by the Company during the period.

Economic Net Interest Income and the Average Earning Assets - Investment Portfolio Segment

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $6 million to $275 million for the year ended December 31, 2025, from $281 million for the year ended December 31, 2024. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, remained relatively unchanged at 1.5% for the years ended December 31, 2025 and 2024, respectively.

Our Average net interest-earning assets decreased by $254 million to $1.8 billion for the year ended December 31, 2025, compared to $2.0 billion for the same period of 2024. Our net interest margin, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Economic Interest Expense and the Cost of Funds - Investment Portfolio Segment

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2025	$12,122,215	$524,870	4.30%	4.21%	4.11%	0.09%
For The Year Ended December 31, 2024	$10,988,056	$472,494	4.30%	5.09%	5.02%	0.07%
For The Year Ended December 31, 2023	$11,244,670	$492,374	4.38%	5.07%	5.17%	(0.10)%

For the Quarter Ended December 31, 2025	$12,406,262	$139,049	4.50%	3.91%	3.82%	0.09%
For the Quarter Ended September 30, 2025	$12,278,733	$138,338	4.50%	4.29%	4.05%	0.24%
For the Quarter Ended June 30, 2025	$11,501,566	$130,220	4.50%	4.32%	4.30%	0.02%
For the Quarter Ended March 31, 2025	$10,769,436	$117,262	4.40%	4.31%	4.30%	0.01%
Average interest-bearing liabilities increased by $1.1 billion for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Economic interest expense increased by $52 million for the year ended December 31, 2025, as compared to the year ended December 31, 2024, due to an increase in borrowings under our secured financing agreements to fund our Agency RMBS purchases.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the year ended December 31, 2025, we recorded an increase in provision for credit losses of $16 million, as compared to an increase in provision of credit losses of $10 million for the year ended December 31, 2024. The changes in provision for credit losses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, are primarily due to a deterioration in cashflows on a combination of Non-Agency senior and subordinated bonds.

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

The tables below show a summary of our net gains (losses) on derivative instruments for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands)
Periodic interest on derivatives, net	$20,375	$23,780	$17,167
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	(25,774)	(17,317)	(45,226)
Swap futures	(2,037)	—	—
Treasury futures	82	(4,223)	(6,344)
Swaptions	(5,623)	—	10,613
Total realized gains (losses) on derivative instruments, net	(33,352)	(21,540)	(40,957)
Unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	23,520	4,224	497
Swap futures	(4,618)	—	—
Treasury futures	(117)	117	—
Swaptions	(1,045)	(1,378)	(6,908)
Interest rate cap	(7,369)	—	—
Total unrealized gains (losses) on derivative instruments, net:	10,371	2,963	(6,411)
Total gains (losses) on derivative instruments, net	$(2,606)	$5,203	$(30,201)

In addition, the net gains (losses) attributable to derivatives on our Residential Origination segment was $1.2 million for the year ended December 31, 2025 which is reported in Gain on origination and sale of loans, net, in our Consolidated Statements of Operations.

During the years ended December 31, 2025 and 2024, we recognized total net losses on derivatives of $3 million and total net gains on derivatives of $5 million, respectively. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Interest Rate Swaps

The weighted average pay rate on our interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on our interest rate swaps was less than 6 years. During the year ended December 31, 2025, we had net realized losses of $26 million related to the interest rate swaps.

The weighted average pay rate on our interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on our interest rate swaps was less than one year.

We had net realized losses of $26 million related to swap terminations during the year ended December 31, 2025. We had a realized loss of $17 million related to the maturity of one swap during the year ended December 31, 2024.

Swap Futures

During the year ended December 31, 2025, we had Swap futures with a notional of $340 million. We had net realized losses of $2 million related to swap futures terminations during the year ended December 31, 2025.

Swaptions

During the year ended December 31, 2025, we had swaptions with a notional of $600 million. We had net realized losses of $6 million related to swaptions during the year ended December 31, 2025. During the year ended December 31, 2024, we did not have any swaption terminations.

Interest Rate Cap

During the year ended December 31, 2025, we entered into an interest rate cap. We paid $7 million for a $1.0 billion notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At December 31, 2024, we held no interest rate caps.

Treasury Future Contracts

For our Investment Portfolio segment, during the year ended December 31, 2025, we covered our open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand. During the year ended December 31, 2024, we entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which we subsequently covered for a net realized loss of $5 million. Additionally, we covered and reopened our existing open 2-year U.S Treasury futures contract position for a realized gain of $641 thousand. We are short 1,000 2-year U.S. Treasury futures contract at December 31, 2024.

For the Residential Origination segment, during the year ended December 31, 2025, we entered into 360 short 5-year and 1,400 short 2-year U.S. Treasury futures contract with notional amounts of $36 million and $280 million respectively, which we subsequently covered for net realized gain of $31 thousand. We are short 197 5-year and 765 2-year U.S. Treasury futures contracts at December 31, 2025.

Interest Rate Lock Commitments

For the Residential Origination segment, we enter into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. This creates a derivative asset which is valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the Pull-through Rate. As of December 31, 2025, HomeXpress’ total IRLC asset had a notional amount of $200 million and a fair value of $4 million.

Changes in our derivative positions were primarily a result of changes in our secured financing composition and changes in interest rates.

Long Term Debt Expense

During the second quarter of 2024, we issued $65 million aggregate principal amount of 9.00% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $251 million of proceeds.

During the third quarter of 2024, we issued $75 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 9.25% unsecured senior notes due 2029 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $72 million of proceeds.

During the third quarter of 2025, we issued $120 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 8.875% unsecured senior notes due 2030 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs, we received approximately $116 million of proceeds.

At December 31, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At December 31, 2025, the unamortized deferred debt issuance cost was $8 million. The net interest expense was $17 million and $7 million for the years ended December 31, 2025 and 2024, respectively.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $35 million and $3 million for the years ended December 31, 2025 and 2024, respectively.

Gain on origination and sale, net

Gain on origination and sale, net, represents the primary source of revenue for our Residential Origination segment. During the fourth quarter of 2025, revenue derived from our mortgage lending activities includes certain fees collected at the time of origination, gain or loss from the sale of LHFS, net change in the valuations of the IRLC and LHFS, realized and unrealized change in value of the derivative instruments, provisions or benefit for loan repurchase reserves and the direct loan originations costs, net.

Loan origination income, net, reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees. Lender credits typically are related to rebates or concessions for certain loan origination costs.

Premiums from loan sales and the mark-to-market changes of LHFS include both the realized and unrealized gains and losses on the sale of LHFS and are included in Gain on origination and sales of loans, net. The valuation of LHFS approximates the servicing released market value of a loan sold to a private investor. Unrealized gains from derivative instruments are the net change in value of the IRLC derivative asset and the hedge derivatives.

Benefits (provision) for loan repurchase reserves records the net change in the estimated losses retaining to reps and warrant associated with a mortgage loan sale.

Direct loan origination costs, net, are the direct expenses associated with the origination of a mortgage loan. These costs include loan verification services, interim servicing expenses, third party due diligence fees, and commissions to sales employees. Under fair value accounting these expenses are realized when a loan funds.

We recognized gain on origination and sale of loans, net, of $21 million for the year ended December 31, 2025 following the acquisition of HomeXpress on October 1, 2025.

Interest Income from investment in MSR financing receivables

During the year ended December 31, 2025, we entered into purchase agreements to acquire base and excess servicing compensation rights, also known as MSRs, associated with a $6.5 billion portfolio of mortgage loans from a licensed, GSE-approved residential mortgage loan servicer. In these arrangements, the licensed servicer holds legal title to the MSRs and is responsible for performing all servicing activities, while we provide financing or capital support and, in return, receive the economic benefits of a base and excess servicing spread.

We entered into a Reference Spread Agreement for Agency Loans to purchase the base servicing fee on the mortgage servicing loans at a rate of 12.5 basis points less the cost of servicing and other ancillary fees and income. We also entered into a True Excess Spread Agreement for FNMA Loans entitling us to monthly distributions of the servicing fees collected by the mortgage loan servicer in excess of 12.5 basis points per annum and other related servicing cash flows.

Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when earned and received. We recognized interest income on our investments in MSR financing receivables, net, of $520 thousand for the year ended December 31, 2025.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the year ended December 31, 2025, the Federal Reserve cut rates three times by 25 basis points each, bringing the year end range to 3.50%-3.75%. Interest rates generally tracked lower during the year, with the two-year treasury falling 77 basis points to 3.47%, and the ten-year treasury yield dropping 40 basis points to 4.17% at year end. We recorded net unrealized gains on financial instruments at fair value of $82 million and $11 million for the years ended December 31, 2025 and 2024, respectively.

Gains and Losses on Sales of Assets

We do not forecast sales of investments as we generally expect to invest for long-term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, to achieve targeted leverage ratios, as well as for gains when prices indicate a sale is most beneficial to us, or is the most prudent course of action to maintain a targeted risk-adjusted yield for our investors.

During the year ended December 31, 2025, we rebalanced a portion of our investment portfolio and sold certain Agency CMO, Non-Agency RMBS and Loans held for investment assets, which resulted in a net realized loss of $23 million. Proceeds from these sales were largely re-invested in Agency RMBS Pass-through securities and enabled us to maintain liquidity which can be used for investments or acquisitions. During the year ended December 31, 2024, we sold Agency CMBS and Agency CMO assets. These sales resulted in a net realized losses of $5 million.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the years ended December 31, 2025 and 2024.

Securitized Debt Collateralized by Loans Held for Investment

We acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $384 million for $382 million during the year ended December 31, 2025. We did not acquire any securitized debt collateralized by loans held for investment during the year ended December 31, 2024.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For The Year Ended December 31, 2025	$103,331	0.72%	3.99%
For The Year Ended December 31, 2024	$71,656	0.55%	2.73%
For The Year Ended December 31, 2023	$71,067	0.53%	2.74%

For the Quarter Ended December 31, 2025	$28,164	0.73%	4.38%
For the Quarter Ended September 30, 2025	$30,623	0.82%	4.72%
For the Quarter Ended June 30, 2025	$18,865	0.54%	2.86%
For the Quarter Ended March 31, 2025	$25,680	0.78%	3.97%

Compensation and benefits costs were approximately $57 million and $41 million for the year ended December 31, 2025 and December 31, 2024. The increase in Compensation and benefits costs for the year ended December 31, 2025 compared to the year ended December 31, 2024, was driven by higher overall compensation expense related to the increase in employee headcount and expenses related to the acquisitions of Palisades and HomeXpress.

G&A expenses were approximately $30 million and $23 million for the year ended December 31, 2025 and December 31, 2024. G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, rent and independent investment consulting expenses.

During the year ended December 31, 2025, we incurred transaction expenses of $17 million in relation to the HomeXpress Acquisition. During the year ended December 31, 2024, we incurred transaction expenses of $7 million due to Palisades Acquisition and securitization activity.

Servicing and Asset Manager Fee Expense

Servicing fees and asset manager expenses were $28 million and $30 million for the year ended December 31, 2025 and December 31, 2024, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. Servicing fees generally ranged from 2 to 50 basis points of unpaid principal balances of our consolidated VIEs. Servicing and asset manager fee expense decreased by $2 million year over year due to lower loan balances and loan counts at December 31, 2025 related to our portfolio reallocation during the year. Servicing fees paid by the Residential Origination unit are for the interim servicing of loans from organization to sale and are included in Gain on origination and sale of loans, net, in our Consolidated Statements of Operations.

Amortization of intangibles and depreciation expenses

We recognized intangible assets related to investment management agreements, internally developed software, developed technology, broker relationships, trade name and licenses acquired in the acquisitions. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the acquisitions of Palisades and HomeXpress during the fourth quarters of 2024 and 2025, respectively. During the years ended December 31, 2025 and December 31, 2024, we recognized amortization of intangible assets and depreciation expense of $7 million and $321 thousand, respectively.

Segment Results of Operations

Investment Portfolio segment

The Investment Portfolio segment consists of our investments and third-party advisory services activities, and is comprised of our investments and financial assets including (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer loans and (v) certain ancillary investments and equity method investments, as well as associated financing, hedging, and various allocable expenses. These activities were previously reflected within our single reportable segment prior to the 2025 segment reevaluation.

Residential Origination segment

In conjunction with the HomeXpress Acquisition, the Residential Origination segment consists of our stand-alone mortgage origination business of HomeXpress that originates consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products, and includes the related goodwill, intangible assets, and direct expenses, plus HomeXpress-related residential whole loans and real estate owned.

The following presents, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses. Segment results are prepared on the same basis as our consolidated financial statements and are reconciled to consolidated amounts below:

	For the Year Ended
	December 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$808,384	$12,959	$821,343
Interest expense	545,245	9,679	554,924
Net interest income	263,139	3,280	266,419

Increase in provision for credit losses	15,705	—	15,705

Other income (losses):
Net unrealized gains (losses) on derivatives	10,371	—	10,371
Realized losses on derivatives	(33,352)	—	(33,352)
Periodic interest on derivatives, net	20,375	—	20,375
Net gains (losses) on derivatives	(2,606)	—	(2,606)
Investment management and advisory fees	35,382	—	35,382
Interest income from investment in MSR financing receivables	520	—	520
Net unrealized gains on financial instruments at fair value	81,735	—	81,735
Net realized losses on sales of investments	(23,192)	—	(23,192)
Gains on extinguishment of debt	2,142	—	2,142
Other investment gains	5,733	—	5,733
Gain on origination and sale of loans, net	—	20,590	20,590
Total other income (losses)	99,714	20,590	120,304

Other expenses:
Compensation and benefits	46,490	10,212	56,702
General and administrative expenses	27,796	2,199	29,995
Servicing and asset manager fees	27,737	—	27,737
Amortization of intangibles and depreciation expenses	3,765	3,418	7,183
Transaction expenses	16,634	—	16,634
Total other expenses	122,422	15,829	138,251

Income before income taxes	224,726	8,041	232,767
Income tax expense (benefit)	2,721	(453)	2,268
Net income	222,005	8,494	230,499

Dividends on preferred stock	86,031	—	86,031

Net income available to common shareholders	$135,974	$8,494	$144,468

Earnings Available for Distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income (loss) excluding (i) unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, (ii) realized gains or losses on the sales of investments, (iii) gains or losses on the extinguishment of debt, (iv) changes in the provision for credit losses, (v) unrealized gains or losses on derivatives, (vi) realized gains or losses on derivatives, (vii) transaction expenses, (viii) stock compensation expenses for retirement eligible awards, (ix) amortization of intangibles and depreciation expenses, net of any tax impact (x) non-cash imputed compensation expense related to business acquisitions, and (xi) other gains and losses on equity investments.

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

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands, except per share data)
GAAP net income available to common stockholders	$144,468	$90,329	$52,354
Adjustments (1):
Net unrealized gains on financial instruments at fair value	(81,735)	(10,811)	(34,373)
Net realized losses on sales of investments	23,192	5,219	31,234
Gains on extinguishment of debt	(2,142)	—	(3,875)
Increase in provision for credit losses	15,705	9,838	11,371
Net unrealized (gains) losses on derivatives	(10,371)	(2,963)	6,411
Realized losses on derivatives	33,352	21,540	40,957
Transaction expenses	16,634	7,091	15,379
Stock Compensation expense for retirement eligible awards	(24)	(125)	966
Amortization of intangibles and depreciation expenses (2)	7,183	321	—
HomeXpress acquisition intangible amortization tax impact (3)	(837)	—	—
Non-cash imputed compensation related to business acquisition	1,364	10,296	—
Other investment gains	(5,733)	(9,543)	(1,091)
Earnings available for distribution	$141,056	$121,192	$119,333

GAAP net income per diluted common share	$1.72	$1.10	$0.68
Earnings available for distribution per adjusted diluted common share	$1.68	$1.48	$1.53
(1) As a result of the business combinations, we updated the determination of earnings available for distribution to exclude non-recurring acquisition-related transaction expenses, non-cash amortization of intangibles and depreciation expenses, and non-cash imputed compensation expenses. These expenses are excluded as they relate to our business combinations and are not directly related to our income generating activities.
(2) Non-cash amortization of intangibles and depreciation expenses related to acquisitions.
(3) Tax impact on non-cash amortization of intangibles and depreciation expenses related to business combinations.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted average adjusted diluted shares used for Earnings available for distribution for the years ended December 31, 2025, 2024 and 2023.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Weighted average diluted shares - GAAP	83,942,704	82,157,622	77,539,289
Potentially dilutive shares (1)	—	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	83,942,704	82,157,622	77,539,289
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders. There were no dilutive shares related to RSU/PSUs given the Company reported GAAP net income available to common shareholders for all periods.

	For the Quarters Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	(dollars in thousands, except per share data)
GAAP net income (loss) available to common stockholders	$6,501	$(21,997)	$14,024	$145,940	$(168,275)
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	17,138	36,995	(6,971)	(128,895)	181,197
Net realized (gains) losses on sales of investments	23,268	(1,991)	1,915	—	1,468
Gains on extinguishment of debt	(20)	—	—	(2,122)	—
Increase in provision for credit losses	5,322	2,587	4,409	3,387	4,448
Net unrealized (gains) losses on derivatives	(27,303)	7,907	2,554	6,469	(276)
Realized (gains) losses on derivatives	17,495	(2,015)	17,954	(82)	(641)
Transaction expenses	625	9,931	390	5,688	4,707
Stock Compensation expense for retirement eligible awards	(449)	(506)	(501)	1,432	(307)
Amortization of intangibles and depreciation expenses (2)	4,332	948	949	951	321
HomeXpress acquisition intangible amortization tax impact (3)	(837)	—	—	—	—
Non-cash imputed compensation related to business acquisition	341	341	341	341	10,296
Other investment (gains) losses	(1,252)	(1,945)	(2,953)	417	(2,490)
Earnings available for distribution	$45,161	$30,255	$32,111	$33,526	$30,448

GAAP net income (loss) per diluted common share	$0.08	$(0.27)	$0.17	$1.77	$(2.07)
Earnings available for distribution per adjusted diluted common share	$0.53	$0.37	$0.39	$0.41	$0.37
(1) As a result of the business combinations, we updated the determination of earnings available for distribution to exclude non-recurring acquisition-related transaction expenses, non-cash amortization of intangibles and depreciation expenses, and non-cash imputed compensation expenses. These expenses are excluded as they relate to our business combinations and are not directly related to our income generating activities.
(2) Non-cash amortization of intangibles and depreciation expenses related to acquisitions.
(3) Tax impact on non-cash amortization of intangibles and depreciation expenses related to business combinations.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Weighted average diluted shares - GAAP	83,942,704	81,507,492	82,600,108	82,394,218	81,266,223
Potentially dilutive shares (1)	—	1,377,857	—	—	1,263,734
Adjusted weighted average diluted shares - Earnings available for distribution	83,942,704	82,885,349	82,600,108	82,394,218	82,529,957
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 30, 2025 and December 31, 2024.

Earnings available for distribution for the year ended December 31, 2025 were $141 million, or $1.68 per average diluted common share, and increased by $20 million, compared to $121 million, or $1.48 per average diluted common share for the year ended December 31, 2024. As discussed earlier, the increase in Earnings available for distribution was primarily due to our portfolio reallocation efforts, investment and asset management fee revenue and purchase of HomeXpress.

Net Income (Loss) and Return on Total Stockholders' Equity

The table below shows our Net income (loss) and Economic net interest income as a percentage of average stockholders' equity Earnings available for distribution as a percentage of average common stockholders' equity, and Average Tangible Common Equity. Return on average equity is defined as our GAAP net income (loss) as a percentage of average equity. Average equity is defined as the average of our beginning and ending stockholders' equity balance for the period reported. Economic net interest income and Earnings available for distribution are non-GAAP measures as defined in previous sections. Tangible Common Equity is a non-GAAP measure and is defined below.

	Return on Average Equity	Economic Net Interest Income/Average Equity (1)	Earnings available for distribution/Average Common Equity	Earnings available for distribution/Average Tangible Common Equity
	(Ratios have been annualized)
For the Year Ended December 31, 2025	8.91%	10.88%	8.51%	8.91%
For the Year Ended December 31, 2024	6.72%	10.72%	7.16%	7.20%
For the Year Ended December 31, 2023	4.87%	10.45%	7.19%	7.19%

For the Quarter Ended December 31, 2025	4.41%	10.75%	11.00%	11.91%
For the Quarter Ended September 30, 2025	(0.09)%	10.56%	7.26%	7.44%
For the Quarter Ended June 30, 2025	5.38%	10.49%	7.54%	7.72%
For the Quarter Ended March 31, 2025	25.89%	11.19%	8.10%	8.32%
(1) Includes our Economic Net Interest Income and Average equity on our Investment Portfolio.
Return on average equity was 8.91% for year ended December 31, 2025, as compared to 6.72% for the year ended December 31, 2025. This increase was primarily driven by higher mark to market gains on our investment portfolio. Economic net interest income as a percentage of average equity on our in increased by 16 basis points for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Earnings available for distribution as a percentage of average common equity increased by 135 basis points for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Tangible Common Equity is a non-GAAP measure and is defined as Total stockholders' equity available to common stockholders less intangible assets and goodwill related to the business acquisitions. We believe that this measure helps our management and investors understand our capital adequacy and changes from period to period in our common stockholders' equity exclusive of changes of intangible assets. The following table presents a reconciliation of Total Stockholders’ Equity to Tangible Common Equity as of December 31, 2025.

	For the Quarters Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
	(dollars in thousands)
Total stockholders' equity	$2,572,694	$2,571,238	$2,624,530	$2,644,064	$2,526,189
Less: Preferred Stock	(930,000)	(930,000)	(930,000)	(930,000)	(930,000)
Total stockholders' equity available to common stockholders	$1,642,694	$1,641,238	$1,694,530	$1,714,064	$1,596,189

Less: Intangibles	(114,246)	(18,124)	(18,971)	(19,818)	(20,665)
Less: Goodwill	(95,342)	(22,152)	(22,152)	(22,152)	(22,152)
Total Intangibles & Goodwill	(209,588)	(40,276)	(41,123)	(41,970)	(42,817)

Tangible Common Equity	$1,433,106	$1,600,962	$1,653,407	$1,672,094	$1,553,372

Financial Condition

Portfolio Review

During the year ended December 31, 2025, we focused our efforts on taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. During the year ended December 31, 2025, on an aggregate basis, we purchased $4.7 billion of investments and received $1.8 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Interest earning assets at period-end (1)	$15,017,791	$12,780,065
Interest bearing liabilities at period-end	$13,070,591	$10,014,759
GAAP Leverage at period-end	5.1:1	4.0:1
GAAP Leverage at period-end (recourse)	2.4:1	1.2:1
(1) Excludes cash and cash equivalents.

	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	5.5%	7.9%	5.8%	8.3%
Senior	2.9%	3.7%	3.6%	4.8%
Subordinated	1.6%	3.0%	1.6%	2.9%
Interest-only	1.0%	1.2%	0.6%	0.6%
Agency RMBS	24.1%	3.7%	24.2%	3.7%
Pass-through	21.6%	—%	21.8%	—%
CMO	2.4%	3.6%	2.3%	3.6%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	0.3%	0.4%	0.2%	0.4%
Project loans	0.3%	0.3%	0.2%	0.3%
Interest-only	0.0%	0.1%	0.1%	0.1%
Loans held for investment	69.8%	88.0%	69.5%	87.6%
Interests in MSR financing receivables	0.3%	N/A	0.3%	N/A
Fixed-rate percentage of portfolio	86.5%	87.9%	86.1%	87.3%
Adjustable-rate percentage of portfolio	13.5%	12.1%	13.9%	12.7%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio, excluding interests in MSR financing receivables, at December 31, 2025 and December 31, 2024. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%	4.5%	4.6%	2.4%	2.2%	23.6%	1.1%
Subordinated	453,269	48.99	51.47	4.2%	9.3%	8.7%	8.3%	1.6%	0.8%	46.6%	4.7%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%	5.1%	5.1%	1.4%	1.2%	43.5%	—%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%	9.6%	6.3%	N/A	N/A	N/A	N/A
CMO	330,871	99.94	100.31	5.1%	5.1%	18.7%	12.3%	N/A	N/A	N/A	N/A
Interest-only	367,866	5.07	4.04	0.6%	6.5%	7.8%	8.7%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	123,375	2.67	2.11	0.7%	13.0%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	8,946,869	97.86	98.21	5.2%	5.5%	6.7%	6.6%	0.6%	0.4%	34.4%	9.3%
Prime Loans	386,617	90.91	94.50	4.3%	5.9%	5.9%	4.1%	—%	—%	37.8%	—%
Investor Loans	569,775	102.11	104.20	7.5%	7.1%	18.2%	12.9%	—%	—%	32.4%	12.4%
Business Purpose Loans	85,339	99.50	96.45	8.4%	9.0%	25.2%	30.5%	0.4%	0.5%	14.1%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%	4.5%	4.9%	1.1%	1.5%	14.7%	1.9%
Subordinated	648,977	59.18	57.99	4.5%	8.0%	7.4%	7.0%	1.1%	0.8%	29.7%	6.8%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%	5.0%	5.3%	0.8%	0.8%	39.5%	—%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%	15.7%	—%	N/A	N/A	N/A	N/A
Interest-only	380,311	5.15	4.41	0.6%	6.9%	9.4%	9.0%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	449,437	1.36	1.43	0.5%	8.9%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	10,322,156	98.05	96.14	5.5%	5.6%	6.7%	6.2%	0.7%	0.7%	25.1%	8.3%
Prime Loans	420,446	90.75	92.50	4.3%	5.9%	6.0%	4.1%	—%	—%	37.8%	—%
Investor Loans	573,748	102.04	98.64	6.5%	6.4%	12.6%	9.8%	—%	—%	—%	14.7%
Business Purpose Loans	343,071	100.74	100.01	6.8%	8.9%	27.8%	14.3%	1.2%	0.2%	4.5%	6.8%
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Balance, beginning of period	$89,297	$108,412	$110,861	$117,203	$123,953
Accretion of discount	(8,795)	(10,803)	(8,253)	(7,705)	(8,855)
Purchases	—	—	—	—	—
Sales	(4,224)	(10,786)	188	—	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	3,144	2,474	5,616	1,363	2,105
Balance, end of period	$79,422	$89,297	$108,412	$110,861	$117,203

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

To meet our short-term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of secured financing agreements and, subject to market conditions, other types of financing. The terms of the secured financing transaction borrowings under our master secured financing agreement generally conform to the terms in the standard master secured financing agreement as published by the Securities Industry and Financial Markets Association, (“SIFMA”) or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master secured financing agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required “haircuts” (which are the difference expressed in percentage terms between the fair value of the collateral and the amount the counterpart will lend to us) purchase price maintenance requirements, and requirements that all disputes related to the secured financing agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

To meet our longer-term liquidity needs (greater than one year), we expect our principal sources of capital and funds to continue to be provided by earnings, principal paydowns and sales from our investments, borrowings under securitizations and re-securitizations, secured financing agreements and other financing facilities, as well as proceeds from equity, debt or other securities offerings.

In addition to the principal sources of capital described above, we may enter into warehouse facilities and use longer-dated structured secured financing agreements. The use of any particular source of capital and funds will depend on market conditions, availability of these facilities, and the investment opportunities available to us.

Current Period

We held cash and cash equivalents of approximately $279 million and $84 million at December 31, 2025 and December 31, 2024, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $195 million from December 31, 2024 to December 31, 2025.

Our operating activities used net cash of approximately $249 million and provided $206 million for the year ended December 31, 2025 and 2024, respectively. The cash flows from operations were primarily driven by cash used of $374 million related to our mortgage origination activities offset in part by interest received in excess of interest paid of $265 million during the year ended December 31, 2025. The cash flows from operations were primarily driven by interest received in excess of interest paid of $282 million during the year ended December 31, 2024.

Our investing activities used cash of $1.7 billion and provided cash of $178 million for the year ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we used cash to purchase $4.2 billion of Agency MBS and $441 million of Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.8 billion, collectively. We also used cash for the HomeXpress acquisition during the year ended December 31, 2025. During the year ended December 31, 2024, we used cash to purchase $1.1 billion Agency MBS, $657 million Loans held for investment and $96 million Non-Agency RMBS offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.5 billion and from the sale of our Agency MBS of $569 million

Our financing activities provided cash of $2.1 billion and used cash of $522 million for the year ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we received cash from net proceeds on our secured financing agreements of $2.7 billion, and proceeds received from our secured debt borrowings of $1.0 billion. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.5 billion, and payment of common and preferred dividends of $209 million. During the year ended December 31, 2024, we received cash from net proceeds on our secured financing agreements of $398 million, and issuance of unsecured notes of $134 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $1.2 billion, and payment of common and preferred dividends of $223 million.

Our recourse leverage increased at December 31, 2025 to 2.4:1 as compared to 1.2:1 at December 31, 2024. This increase was primarily driven by higher borrowings under secured financing agreements to finance our Agency RMBS purchases. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long-term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of December 31, 2025 and December 31, 2024, we had $249 million and $526 million of unencumbered assets available to us which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At December 31, 2025 and December 31, 2024, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as follows. The acquisition of HomeXpress added $802 million of secured financing that had a weighted average borrowing rate of 5.84%.

	December 31, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	2,630,804	4.15%	3.93% - 6.76%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	781,654	4.86%	3.94% - 6.54%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	722,995	4.75%	3.90% - 6.54%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	263,081	6.78%	5.37% - 6.97%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	96,153	5.47%	5.36% - 6.54%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	810,443	6.03%	4.77% - 8.38%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	733,206	6.79%	4.98% - 8.15%	—	N/A	N/A
2 to 3 years	—	—%	—% - —%	337,245	5.02%	5.02% - 5.02%
Total	$6,038,336	5.02%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $271 thousand of deferred financing costs as of December 31, 2025.

Average remaining maturity of Secured financing agreements secured by:

	December 31, 2025	December 31, 2024
Agency RMBS	26 Days	16 Days
Agency CMBS	8 Days	8 Days
Non-Agency RMBS and Loans held for investment	278 Days	237 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At December 31, 2025, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, Loans-held for sale was 7.3% and Non-Agency RMBS and Loans held for investment was 27.1%. At December 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 26.0%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets using the standard form of SIFMA Master Repurchase Agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of December 31, 2025, we have entered into $890 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of December 31, 2025 we have $402 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 6 to our consolidated financial statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At December 31, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.0%, Agency CMBS was 4.0%, Loans held for sale was 5.84% and Non-Agency MBS and Loans held for investment was 6.4%. At December 31, 2024, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.8%, Agency CMBS was 4.8% and Non-Agency MBS and Loans held for investment was 6.8%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. We believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at December 31, 2025 and December 31, 2024 was $306 million and $337 million, respectively. The fair value of collateral pledged was $360 million and $383 million as of December 31, 2025 and December 31, 2024, respectively. We carry this secured financing instrument at fair value of $299 million and $319 million as of December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At December 31, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2025, the maturity on the secured financing agreements at fair value was two years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to adjustments to the size of our portfolio resulting from the use of leverage. The acquisition of HomeXpress added $802 million of secured financing as of December 31, 2025 and this financing average $621 million during the quarter ending December 31, 2025.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End December 31, 2025	$5,589,698	$6,031,182
Quarter End September 30, 2025	$4,799,281	$4,876,986
Quarter End June 30, 2025	$3,806,015	$4,563,063
Quarter End March 31, 2025	$2,925,366	$2,994,191
Quarter End December 31, 2024	$3,019,337	$2,824,371
Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At December 31, 2025 and December 31, 2024, the carrying value of our total interest-bearing debt was approximately $13.1 billion and $9.9 billion, respectively, which represented a leverage ratio of approximately 5.1:1 and 4.0:1, respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At December 31, 2025, we had secured financing agreements with 20 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS and Loans held for investment and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of December 31, 2025 and December 31,

2024, we had $7.4 billion and $4.1 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, Swap futures, swaptions, U.S. Treasury futures and interest rate caps. The average remaining maturities on our interest rate swaps at December 31, 2025 was less than six years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our Swap futures at December 31, 2025 is three years. The Swap futures are exchange traded instrument. Similar to our interest rate swaps, we post collateral when we are in a net loss position. The interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at December 31, 2025:

December 31, 2025
Country	Number of Counterparties	Secured Financing Agreement	Derivative Instruments at Fair Value	Exposure (1)
(dollars in thousands)
United States	11	$3,521,181	$(1,662)	$596,133
Japan	3	1,339,792	—	515,065
Canada	2	586,543	21,235	95,715
Spain	1	35,757	—	1,737
South Korea	1	372,959	—	16,078
France	1	65,623	—	1,907
United Kingdom	1	116,481	—	8,969
Total	20	$6,038,336	$19,573	$1,235,604
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

HomeXpress represents $802 million of the counterparty balances and is spread among 7 counterparties. This represents 13% of the secured financing agreements as of December 31, 2025.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral that is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At December 31, 2025, we had amounts at risk with Nomura of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million. At December 31, 2024, we had amounts at risk with Nomura of 20% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

At December 31, 2025, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Residential Origination Segment

In addition to warehouse bank covenants, we are also subject to liquidity and net worth requirements established by the FHFA for Freddie Mac seller/servicers and HUD. The FHFA and HUD have established minimum liquidity requirements and net worth requirements for their approved non-depository single-family sellers/servicers in the case of Freddie Mac and HUD:

•FHFA liquidity requirement is equal to 0.035% (3.5 basis points) of total Agency servicing UPB at the entity level plus an incremental 200 basis points of the amount by which total nonperforming Agency servicing UPB exceeds 6% of the applicable Agency servicing UPB. Allowable assets to satisfy liquidity requirement include cash and cash equivalents (unrestricted), certain investment-grade securities that are available for sale or held for trading including Agency mortgage-backed securities, obligations of Fannie Mae or Freddie Mac, and U.S. Treasury obligations, and unused and available portions of committed servicing advance lines.
•FHFA net worth requirement is a minimum net worth of $2.5 million plus 0.25% (25 basis points) of UPB at the entity level for total 1-4 unit residential mortgage loans serviced and a tangible net worth/total assets ratio greater than or equal to 6%.
•HUD net worth requirement is equal to $1.0 million plus 1% (100 basis points) of adjusted activity up to a $2.5 million net worth requirement.

These requirements are calculated based on standalone audited financial statements of HomeXpress and we are currently in compliance with the applicable Agency requirements.

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

We did not repurchase any of our common stock during the years ended December 31, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of December 31, 2025.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the years ended December 31, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of December 31, 2025.

We declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2025 and December 31, 2024, respectively.

We declared dividends to Series B preferred stockholders of $33 million, or $2.57 per preferred share, during the year ended December 31, 2025. We declared dividends to Series B preferred stockholders of $34 million, or $2.59 per preferred share, during the year ended December 31, 2024.

We declared dividends to Series C preferred stockholders of $21 million, or $2.02 per preferred share, during the year ended December 31, 2025. We declared dividends to Series C preferred stock holders of $20 million, or $1.94 per preferred share, during the year ended December 31, 2024.

We declared dividends to Series D preferred stockholders of $20 million, or $2.50 per preferred share, during the year ended December 31, 2025. We declared dividends to Series D preferred stockholders of $20 million, or $2.55 per preferred share, during the year ended December 31, 2024.

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

As of December 31, 2025, approximately 4 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee had previously approved a Stock Award Deferral Program (the “Deferral Program”). The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At December 31, 2025 and December 31, 2024, there are approximately 92 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At December 31, 2025 and December 31, 2024, there are approximately 269 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of RSUs

During the year ended December 31, 2025 and 2024, we granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward our senior management, employees and directors for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 1 million RSU awards during the year ended December 31, 2025 with a grant date fair value of $16 million which includes stock grants to both Chimera and HomeXpress employees for the 2025 performance year. We granted 245 thousand RSU awards during the year ended December 31, 2024 with a grant date fair value of $5 million for the 2024 performance year.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee adopted the Award Plan, pursuant to which we reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the Award Plan. We issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period as it relates to the HomeXpress Acquisition.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year ended December 31, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the year ended December 31, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. Our three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the year ended December 31, 2025, we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the year ended December 31, 2024, we granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

We recognized stock-based compensation expense of $11 million which includes stock grants to both Chimera and HomeXpress employees for the year ended December 31, 2025. We recognized stock-based compensation expense of $8 million for the year ended December 31, 2024.

At December 31, 2025 and December 31, 2024, there were approximately $2 million and $1 million, respectively, unvested shares of RSUs and PSUs issued to our employees and directors.

Capital Raising Activity
During the third quarter of 2025, we issued $120 million aggregate principal amount (including the additional amount issued pursuant to the exercise of the over-allotment option) of 8.875% Senior Notes due 2030 that pay quarterly interest. After deducting the underwriting discount and other debt issuance costs we received approximately $116 million of proceeds. While we continue to favor securitized debt as a source of financing for our assets, the ability to issue unsecured debt helps us to further diversify our capital structure and provides long-term financing to support our investment activities

Contractual Obligations and Commitments
The following tables summarize our contractual obligations at December 31, 2025 and December 31, 2024. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt. The acquisition of HomeXpress added $802 million of uncommitted secured financing agreements that mature within one year.

December 31, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$5,305,130	$733,206	$—	$—	$6,038,336
Securitized debt, collateralized by Non-Agency RMBS	8	145	4	28	185
Securitized debt at fair value, collateralized by Loans held for investment	1,194,768	1,960,648	1,802,112	2,123,842	7,081,370
Interest expense on MBS secured financing agreements (1)	31,990	3,946	—	—	35,935
Interest expense on securitized debt (1)	247,789	385,515	250,747	350,176	1,234,228
Total	$6,779,685	$3,083,460	$2,052,862	$2,474,047	$14,390,054
(1) Interest is based on variable rates in effect as of December 31, 2025.

December 31, 2024
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$2,504,915	$337,245	$—	$—	$2,842,160
Securitized debt, collateralized by Non-Agency RMBS	—	13	—	13	26
Securitized debt at fair value, collateralized by Loans held for investment	1,288,028	2,091,147	1,937,868	2,253,020	7,570,063
Interest expense on MBS secured financing agreements (1)	29,737	1,364	—	—	31,101
Interest expense on securitized debt (1)	255,162	394,250	257,323	292,081	1,198,816
Total	$4,077,842	$2,824,019	$2,195,191	$2,545,114	$11,642,166
(1) Interest is based on variable rates in effect as of December 31, 2024.

Not included in the tables above are the unfunded construction loan commitments of $3 million and $5 million as of December 31, 2025 and December 31, 2024. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and year ended December 31, 2025, we funded an additional $637 thousand towards that commitment, which brought the total funding to $57 million, leaving an unfunded commitment of $18 million.

Capital Expenditure Requirements

At December 31, 2025 and December 31, 2024, we had no material commitments for capital expenditures.

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

Recognition of Revenue

We primarily invest in pools of mortgage loans. All mortgage loans are carried at fair value with changes in fair value recognized in earnings. Our investments in mortgage loans pay principal and interest which is accrued when due. We also invest in MBS representing interests in obligations backed by pools of mortgage loans. Our investments in MBS includes investments in both Agency MBS and Non-Agency MBS. We delineate between (1) Agency MBS and (2) Non-Agency RMBS. The Agency MBS are mortgage pass-through certificates, CMOs, and other RMBS representing interests in or obligations backed by pools of residential mortgage loans issued or guaranteed as to principal and/or interest repayment by agencies of the U.S. Government or federally chartered corporations such as Ginnie Mae, Freddie Mac or Fannie Mae. The Non-Agency RMBS are not issued or guaranteed by Fannie Mae, Freddie Mac, or Ginnie Mae and are therefore subject to credit risk. We also invests in IO MBS strips which represent our right to receive a specified proportion of the contractual interest flows of the collateral.

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

Revenue derived from our origination activities includes certain fees collected at the time of origination and gain or loss from the sale of LHFS. Loan origination income reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees. Lender credits typically are related to rebates or concessions for certain loan origination costs.

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

We estimate the fair value of our Loans held for investment consisting of seasoned subprime residential mortgage loans on a loan-by-loan basis using an internally developed model which compares the loan held by us with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors which would impact the value of a loan. These loan factors include loan coupon as compared to coupon currently available in the market, FICO, LTV ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline rate. Generally, the most significant impact on loan value is the loan interest rate as compared to interest rates currently available in the market and delinquency history. The determination of the baseline and the market expectation, requires significant judgment. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, we compare the fair values generated by the model to non-binding independent prices provided by an independent third-party pricing service.

To the extent the inputs used to estimate fair value are observable, the values would be categorized in Level 2 of the fair value hierarchy; otherwise they would be categorized as Level 3. Our fair value estimation process utilizes inputs other than quoted prices that are observed in the market. Our estimates are deemed to be significant to the fair value measurement process, which renders the resulting Non-Agency fair value estimates Level 3 inputs in the fair value hierarchy. Level 3 assets represent approximately 70% of total assets measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively. Level 3 liabilities represent approximately 96% of total liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, respectively.

Loans Held for Sale

LHFS are measured and reported at fair value. Our fair value election for its LHFS is intended to more accurately reflect the underlying economics of our operations. With the election of the fair value option for LHFS, loan origination fees, and the related direct loan origination costs associated with the origination of LHFS, are earned and expensed as incurred, respectively.

Interest Rate Lock Commitments

Interest rate lock commitments do not trade in an active market. Accordingly, the Company estimates the fair value of IRLCs based on the price an investor would be expected to pay to acquire such commitments, using current secondary market pricing for mortgage loans with similar characteristics.

The valuation incorporates observable market inputs, including loan type, underlying loan balance, borrower credit score, LTV ratio, note rate, loan program, expected loan sale date, and prevailing market conditions. The estimated fair value is adjusted at the individual loan level to reflect the servicing release premium, investor-specific pricing adjustments applicable to each loan, and the estimated direct costs required to convert the IRLC into a funded loan.

The resulting base value is further adjusted for the anticipated pull-through rate, which represents the probability that a locked loan will ultimately fund. The anticipated pull-through rate is an unobservable input derived from our historical funding experience and current pipeline characteristics. An increase in the anticipated pull-through rate results in an increase in the estimated fair value of IRLCs, while a decrease in the anticipated pull-through rate results in a decrease in estimated fair value. Due to the significance of this unobservable input, IRLCs are classified as Level 3 within the fair value hierarchy.

Our accounting policies for the determination of fair value of our investments are described in further detail in Note 2 and Note 7 of the consolidated financial statements.

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

Our Consolidated Statements of Financial Condition contain the assets and liabilities related to 36 consolidated variable interest entities or VIEs. Due to the non-recourse nature of these VIEs our net exposure to loss from investments in these entities is limited to our retained beneficial interests.

At December 31, 2025, we consolidated 34 residential mortgage loan securitizations and 2 RMBS re-securitization transactions which are VIEs. The residential mortgage loan securitizations contain jumbo prime and Non-QM residential mortgage loans. The RMBS re-securitization transactions contain Non-Agency RMBS comprised of primarily first lien mortgages of 2005-2007 vintages.

Our determination to consolidate these 36 VIEs was significantly influenced by management’s judgment related to the activities that most significantly impact the economic performance of these entities and the identification of the party with the power over such activities. For the residential mortgage loan securitizations, we determined that our ability to remove the servicer without cause resulted in us having the power that most significantly impacts the economic performance of the VIE. For the three consolidated RMBS re-securitization transactions, we determined that no party has power over any ongoing activities of the entities and therefore the determination of the primary beneficiary should be based on involvement with the initial design of the entity. Since we transferred the RMBS to the securitization entities, we determined we had the power over the design of the entity, which resulted in us being considered the primary beneficiary. This determination was influenced by the amount of economic exposure to the financial performance of the entity and required a significant management judgment in determining that we should consolidate these three entities.

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

We have aggregated all the assets and liabilities of the consolidated securitization vehicles due to our determination that these entities are substantively similar and therefore a further disaggregated presentation would not be more meaningful. The notes to our consolidated financial statements describe our direct assets and liabilities and the assets and liabilities of our consolidated securitization vehicles. See Note 10 to our consolidated financial statements for additional information related to our investments in VIEs.

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

Additionally, refer to Item 1A, "“Risk Factors” included in this Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on risks we face.

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

Through our Residential Origination, we are subject to credit risk related to loans originated prior to the sale to third parties. Loans that default prior to sale are withdrawn from the normal course offering process and are either sold to third-party distressed asset investors or subject to internal loss mitigation, workout, or foreclosure processes. Additionally, pursuant to the terms of the related purchase and sale agreements with third party investors, we are exposed to risks of default after the sale due to certain repurchase obligations that are negotiated at the time of sale.

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

Our lending activities also utilize third-party due diligence firms. However, to the extent loans are funded prior to review by the third-party review vendor, and there are adverse findings with respect to such loans, depending on the deficiency we may not be able to sell the loan, or may not be able to obtain a price for the loan that exceeds our cost to originate, in which case we may realize a loss.

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

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Balance, beginning of period	$93,781	$90,565	$89,065	$85,305	$81,368
Realized losses	(1,441)	(1,539)	(1,613)	(1,811)	(1,182)
Accretion	3,452	3,317	3,072	2,906	2,820
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	(142)	(7,328)	—	—	48
Increase/(decrease)	(167)	8,766	41	2,665	2,251
Balance, end of period	$95,483	$93,781	$90,565	$89,065	$85,305

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Balance, beginning of period	$97,910	$102,727	$106,961	$143,228	$181,895
Realized losses	(6,565)	(6,717)	(7,816)	(3,583)	(6,180)
Accretion	1,312	1,385	1,439	1,087	2,584
Losses on purchases	—	—	—	—	—
Increase/(decrease)	2,202	515	2,143	(33,771)	(35,071)
Balance, end of period	$94,859	$97,910	$102,727	$106,961	$143,228

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by volatility in interest rates factors that could lead the Federal Reserve to increase its federal funds rate, and a change in the spread between short- and long-term rates could further compress. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

Interest Rate Effects on Mortgage Lending Operations

Higher interest rates may also impact our mortgage lending activities undertaken by HomeXpress. Rising interest rates generally have the effect of reducing housing demand and overall activity as it increases the cost of purchasing a home. Correspondingly, the demand for mortgage credit would likely decline, reducing HomeXpress loan origination volume and related earnings.

In the event that mortgage interest rates are trending lower, our lending operations may be exposed to risks related to early prepayments with respect to loans sold to third parties. In certain instances, pursuant to the terms of the purchase and sale agreements, we may be obliged to reimburse third-party investors that purchase our HomeXpress originated loans for the premium paid on loans that prepay shortly after sale, referred to as premium recapture. Early payoffs in excess of our reserves may adversely affect our earnings.

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over SOFR. The fixed spread varies depending on the type of underlying asset that collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned from our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Similarly, if interest rates declined and the levels of prepayments increased, this would have the effect of shortening the life of our investments in MSR financing receivables and may reduce the cash and interest income related to such investments.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire or originate. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments, if any. We primarily assess our interest rate risk by estimating the duration of our assets compared to the duration of our liabilities and hedges. Duration essentially measures the market price volatility of financial instruments as interest rates change. We generally calculate duration using various financial models and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

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

To mitigate potential interest rate mismatches, we have entered into agreements for longer term, non-MTM financing facilities at rates that are higher than short-term secured financing agreements. These longer term agreements are primarily on our less liquid Non-Agency RMBS assets. Having non-MTM financing facilities may be useful in this market to prevent significant margin calls or collateral liquidation in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our investment portfolio, including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at December 31, 2025 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	December 31, 2025 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	8.13%	3.20%
-50 Basis Points	4.98%	1.73%
Base Interest Rate	—	—
+50 Basis Points	(5.61)%	(1.94)%
+100 Basis Points	(12.32)%	(3.94)%
(1) The retained securities are securities retained by us from securitization VIEs included in our portfolio and not the consolidated assets and liabilities of the VIEs. Our Consolidated Statements of Financial Condition include assets of consolidated VIEs that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to us.
(2) Includes preferred stock dividend expense.
(3) Projected Percentage Change in Market Value is based on instantaneous moves in interest rates.

Prepayment & Extension Risk - Investment Portfolio

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

Basis Risk - Investment Portfolio

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

Risk Management - Investment Portfolio

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at December 31, 2025. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

December 31, 2025
(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$733,745	$5,792,936	$593,690	$6,988,456	$14,108,826
Cash equivalents	232,292	—	—	—	232,292
Total rate sensitive assets	$966,037	$5,792,936	$593,690	$6,988,456	$14,341,118

Rate sensitive liabilities	5,548,529	3,687,776	523,453	2,243,324	12,003,082
Interest rate sensitivity gap	$(4,582,492)	$2,105,160	$70,237	$4,745,132	$2,338,036

Cumulative rate sensitivity gap	$(4,582,492)	$(2,477,332)	$(2,407,095)	$2,338,037

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(32)%	(17)%	(17)%	16%

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

Cybersecurity Risk

Our cybersecurity risk management and strategy is incorporated into our Enterprise Risk Management process. Our Board of Directors, in coordination with the Audit Committee and the Risk Committee, oversees management of cybersecurity risk. Please refer to Item 1C, “Cybersecurity” in our Annual Report on Form 10-K for additional information about our cybersecurity risk management, strategy and governance.

Business Continuity Plans

Our Business Continuity Plans are prepared with the intent of providing guidelines to facilitate (i) employee safety and relocation; (ii) preparedness for carrying out activities and receiving communication; (iii) resumption and restoration of systems and business processes and (iv) the protection and integrity of the Company’s assets.

Our Business Continuity Plans are designed to facilitate business process resilience in a broad range of scenarios with dedicated disaster recovery teams which are comprised of executive management and professionals across our various business units. Our Business Continuity Plans identify the critical systems and processes necessary for business operations as well as the resources, employees, and planning needed to support these systems and processes. Our Business Continuity Plans provide guidelines to aid in the timely resumption of business operations and for communication with employees, service providers and other key stakeholders needed to support these operations. Our Business Continuity Plans are a “living process” that evolve with the input and guidance of the key stakeholders, subject matter experts and industry best practices and is reviewed and updated at least annually.

Item 8.  Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with the Reports of Independent Registered Public Accounting Firm thereon, are set forth in Part IV of this 2025 Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the 2013 Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2025, included in their report under Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company acquired HomeXpress during the fourth quarter of 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, HomeXpress’ internal control over financial reporting associated with 10.9% and 3.7% of total net assets and net income, respectively, included in the consolidated financial statements of the Company as of December 31, 2025.

(c) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the quarter ended December 31, 2025.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We expect to file with the SEC, in April 2026 (and, in any event, no later than 120 days after the close of our last fiscal year), a definitive proxy statement, or the Proxy Statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about June 10, 2026. The information to be included in the Proxy Statement regarding our directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

4.11
Form of 9.000% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Second Supplemental Indenture, incorporated by reference as Exhibit 4.9 to the Company’s Registration Statement on Form 8-A filed on May 22, 2024).

4.12
Form of 9.250% Senior Notes Due 2029 of the Company (attached as Exhibit A to the Third Supplemental Indenture, incorporated by reference as Exhibit 4.11 to the Company’s Registration Statement on Form 8-A filed on August 19, 2024).

4.13
Form of 8.875% Senior Notes Due 2030 of the Company (attached as Exhibit A to the Fourth Supplemental Indenture, incorporated herein by reference to Exhibit 4.13 to the Company’s Registration Statement on Form 8-A, dated September 16, 2025).

10.1†
Registration Rights Agreement, dated August 5, 2025, by and among Chimera Investment Corporation and the Holders as defined therein.(filed as Exhibit 10.2 to the Company's Report on Form 10-Q on August 6, 2025 and incorporated herein by reference).

10.2†	Chimera Investment Corporation 2023 Equity Incentive Plan (filed as Appendix I to the Company’s Proxy Statement filed on April 26, 2023 and incorporated herein by reference).
10.3†	Chimera Investment Corporation Inducement Award Plan (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on October 1, 2025 and incorporated herein by reference).
10.4†	Form of Performance Share Unit Award.
10.5†	Form of Restricted Stock Unit Award.
10.6†
Form of Restricted Stock Unit Award Agreement pursuant to the Chimera Investment Corporation Inducement Award Plan (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on October 1, 2025 and incorporated herein by reference).

10.7†	Form of Directors’ Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s Report on Form 10-Q filed on May, 9 2024 and incorporated herein by reference).
10.8†	Stock Award Deferral Program (filed as Exhibit 10.6 to the Company’s Report on Form 10-K filed on February 25, 2016 and incorporated herein by reference).
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

10.11†
Employment Agreement, dated December March 24, 2023 and effective as of January 1, 2023, between the Company and Dan Sudhanshu Thakkar (filed as Exhibit 10.4 to the Company’s Report on Form 10-Q filed on May 4, 2023 and incorporated herein by reference).

10.12†
Employment Agreement, dated and effective as of November 9, 2023, between the Company and Miyun Sung (filed as Exhibit 10.9 to the Company’s Report on Form 10-K filed on February 29, 2024 and incorporated herein by reference).

10.13†
Employment Agreement, dated October 16, 2024 and effective as of December 2, 2024, between the Company and Jack L. Macdowell, Jr. (filed as Exhibit 10.11 to the Company’s Report on Form 10-K filed on February 19, 2025 and incorporated herein by reference).

10.14†	Form of Director and Officer Indemnification Agreement (filed as Exhibit 10.6 to the Company’s Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference).
10.15†
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

CHIMERA INVESTMENT CORPORATION

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Chimera Investment Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of certain financial instruments using significant unobservable inputs

Description of the Matter	As of December 31, 2025, the Company had recognized on its consolidated statement of financial condition the following financial instruments that are categorized as Level 3 in the fair value hierarchy (Level 3 financial instruments): $817 billion of Non-Agency RMBS, at fair value; $9.7 billion of Loans held for investment, at fair value; and $6.7 billion of Securitized debt at fair value, collateralized by Loans held for investment. Management determines the fair value of these Level 3 financial instruments by applying the methodologies described in Note 6 to the financial statements and using significant unobservable inputs. Determining the fair value of each Level 3 financial instrument requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

Auditing the fair value of the Company's Level 3 financial instruments including Non-Agency RMBS, at fair value, Loans held for investment, at fair value, and Securitized debt at fair value, collateralized by Loans held for investment was complex due to the judgment and estimation uncertainty used by the Company in determining the fair value of the financial instruments. In particular, to value its Level 3 financial instruments, the Company used significant unobservable assumptions, such as discount rates, prepayment speeds, default rates, and loss severities which are significant to the valuation of these Level 3 financial instruments.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the Company's financial instrument valuation process. This included controls over management's review of the appropriateness of the significant assumptions and data inputs and the validation of fair values developed by the Company through comparison to information from third party pricing services, as well as controls over management’s review and approval of the fair value estimates.

Our audit procedures included, among others, evaluating the valuation methodologies used by the Company. With the assistance of our valuation specialists, we independently developed a range of fair value estimates for a sample of financial instruments based on market data and compared them to the Company's estimates. In addition, we evaluated information that corroborates or contradicts the Company's fair value estimates. We read the Company’s disclosures related to fair value estimates and assessed the accuracy of the fair value hierarchy as disclosed.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

New York, New York

February 18, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Chimera Investment Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Chimera Investment Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission 2013 framework (the COSO criteria). In our opinion, Chimera Investment Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HomeXpress Mortgage Corp., which is included in the 2025 consolidated financial statements of the Company and constituted 10.9% of total net assets as of December 31, 2025 and 3.7% of net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HomeXpress Mortgage Corp.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 18, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New York, New York

February 18, 2026

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$278,582	$83,998
Non-Agency RMBS, at fair value (net of allowance for credit losses of $43 million and $28 million, respectively)	817,280	1,064,169
Agency MBS, at fair value	3,463,485	519,218
Loans held for investment, at fair value	9,803,615	11,196,678
Loans held-for-sale, at fair value	896,117	—
Accrued interest receivable	78,691	81,386
Other assets	408,291	170,924
Interests in MSR financing receivables	37,294	—
Derivatives, at fair value, net	25,187	117
Total assets (1)	$15,808,542	$13,116,490
Liabilities:
Secured financing agreements ($7.4 billion and $4.1 billion pledged as collateral, respectively, and includes $299 million and $319 million at fair value, respectively)	$6,031,182	$2,824,371
Securitized debt, collateralized by Non-Agency RMBS ($210 million and $229 million pledged as collateral, respectively)	66,579	71,247
Securitized debt at fair value, collateralized by Loans held for investment ($9.4 billion and $10.2 billion pledged as collateral, respectively)	6,721,302	6,984,495
Long term debt	251,528	134,646
Payable for investments purchased	3,267	454,730
Accrued interest payable	43,032	41,472
Dividends payable	34,891	34,265
Accounts payable and other liabilities	82,308	45,075
Derivatives, at fair value, net	1,759	—
Total liabilities (1)	$13,235,848	$10,590,301
Commitments and Contingencies (See Note 18)
Stockholders' Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 83,402,145 and 80,922,221 shares issued and outstanding, respectively	834	809
Additional paid-in-capital	4,429,009	4,390,516
Accumulated other comprehensive income	146,295	159,449
Cumulative earnings	4,571,610	4,341,111
Cumulative distributions to stockholders	(6,575,426)	(6,366,068)
Total stockholders' equity	$2,572,694	$2,526,189
Total liabilities and stockholders' equity	$15,808,542	$13,116,490
(1) The Company's Consolidated Statements of Financial Condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of December 31, 2025, and December 31, 2024, total assets of consolidated VIEs were $9,215,343 and $9,970,094, respectively, and total liabilities of consolidated VIEs were $6,533,891 and $6,766,505, respectively. See Note 10 for further discussion.

See accompanying notes to the consolidated financial statements.

`

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Net interest income:
Interest income (1)	$821,343	$760,950	$772,904
Interest expense (2)	554,924	496,274	509,541
Net interest income	266,419	264,676	263,363

Increase in provision for credit losses	15,705	9,838	11,371

Other income (losses):
Net unrealized gains (losses) on derivatives	10,371	2,963	(6,411)
Realized losses on derivatives	(33,352)	(21,540)	(40,957)
Periodic interest on derivatives, net	20,375	23,780	17,167
Net gains (losses) on derivatives	(2,606)	5,203	(30,201)
Investment management and advisory fees	35,382	2,710	—
Interest income from investment in MSR financing receivables, net (3)	520	—	—
Net unrealized gains on financial instruments at fair value	81,735	10,811	34,373
Net realized losses on sales of investments	(23,192)	(5,219)	(31,234)
Gains on extinguishment of debt	2,142	—	3,875
Other investment gains	5,733	9,543	1,091
Gain on origination and sale of loans, net	20,590	—	—
Total other income (losses)	120,304	23,048	(22,096)

Other expenses:
Compensation and benefits (4)	56,702	41,364	30,570
General and administrative expenses	29,995	23,201	25,117
Servicing and asset manager fees	27,737	29,795	32,624
Amortization of intangibles and depreciation expenses	7,183	321	—
Transaction expenses	16,634	7,091	15,379
Total other expenses	138,251	101,772	103,690
Income before income taxes	232,767	176,114	126,206
Income tax expense	2,268	49	102
Net income	$230,499	$176,065	$126,104

Dividends on preferred stock	86,031	85,736	73,750

Net income available to common shareholders	$144,468	$90,329	$52,354

Net income per share available to common shareholders:
Basic	$1.76	$1.12	$0.68
Diluted	$1.72	$1.10	$0.68

Weighted average number of common shares outstanding:
Basic	82,175,111	80,976,745	76,685,785
Diluted	83,942,704	82,157,622	77,539,289
(1) Includes interest income of consolidated VIEs of $557,046, $640,499 and $593,384 for the years ended December 31, 2025, 2024, and 2023 respectively. See Note 10 for further discussion.
(2) Includes interest expense of consolidated VIEs of $283,722, $293,509, and $282,542 for the years ended December 31, 2025, 2024, and 2023, respectively. See Note 10 for further discussion.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $709, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 10 for further discussion.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $1,364, $10,296, and $0 for the years ended December 31, 2025, 2024 and 2023, respectively.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands, except share and per share data)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Comprehensive income (loss):
Net income	$230,499	$176,065	$126,104
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(20,436)	(26,219)	(44,990)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	7,282	—	1,313
Other comprehensive loss	$(13,154)	$(26,219)	$(43,677)
Comprehensive income before preferred stock dividends	$217,344	$149,846	$82,427
Dividends on preferred stock	$86,031	$85,736	$73,750
Comprehensive income available to common stock shareholders	$131,313	$64,110	$8,677

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)

For the Year Ended December 31, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income	—	—	—	—	—	—	—	230,499	—	230,499
Other comprehensive income (loss)	—	—	—	—	—	—	(13,154)	—	—	(13,154)
Issuance of common stock	—	—	—	—	21	27,439	—	—	—	27,460
Stock based compensation	—	—	—	—	4	9,690	—	—	—	9,694
Non-cash contribution from related party	—	—	—	—	—	1,364	—	—	—	1,364
Common dividends declared	—	—	—	—	—	—	—	—	(123,327)	(123,327)
Preferred dividends declared	—	—	—	—	—	—	—	—	(86,031)	(86,031)
Balance, December 31, 2025	$58	$130	$104	$80	$834	$4,429,009	$146,295	$4,571,610	$(6,575,426)	$2,572,694

For the Year Ended December 31, 2024

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919
Net income	—	—	—	—	—	—	—	176,065	—	176,065
Other comprehensive income (loss)	—	—	—	—	—	—	(26,219)	—	—	(26,219)
Stock based compensation	—	—	—	—	5	10,090	—	—	—	10,095
Non-cash contribution from related party	—	—	—	—	—	10,296	—	—	—	10,296
Common dividends declared	—	—	—	—	—	—	—	—	(117,231)	(117,231)
Preferred dividends declared	—	—	—	—	—	—	—	—	(85,736)	(85,736)
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189

For the Year Ended December 31, 2023

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2022	$58	$130	$104	$80	$773	$4,319,933	$229,345	$4,038,942	$(5,922,562)	$2,666,803
Net income	—	—	—	—	—	—	—	126,104	—	126,104
Other comprehensive income (loss)	—	—	—	—	—	—	(43,677)	—	—	(43,677)
Repurchase of common stock	—	—	—	—	(19)	(33,082)	—	—	—	(33,101)
Issuance of common stock	—	—	—	—	47	73,730	—	—	—	73,777
Stock based compensation	—	—	—	—	3	9,549	—	—	—	9,552
Common dividends declared	—	—	—	—	—	—	—	—	(166,789)	(166,789)
Preferred dividends declared	—	—	—	—	—	—	—	—	(73,750)	(73,750)
Balance, December 31, 2023	$58	$130	$104	$80	$804	$4,370,130	$185,668	$4,165,046	$(6,163,101)	$2,558,919

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Cash Flows From Operating Activities:
Net income	$230,499	$176,065	$126,104
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Accretion) Amortization of investment discounts/premiums, net	(24,671)	4,862	16,347
Accretion of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	18,575	13,833	31,818
Net unrealized (gains) losses on derivatives	(10,371)	(2,963)	6,411
Proceeds (payments) for derivative settlements	—	14,517	(20,509)
Margin (paid) received on derivatives	(69,943)	(10,249)	70,415
Net unrealized (gains) losses on financial instruments at fair value	(81,733)	(10,811)	(34,373)
Net realized losses (gains) on sales of investments	23,192	5,219	31,234
Other investment (gains) losses	(5,733)	(9,543)	(1,091)
Net increase in provision for credit losses	15,705	9,869	11,371
Amortization of intangibles and depreciation expenses	7,183	321	—
Gain on origination sale, net	1,228	—	—
(Gain) loss on extinguishment of debt	(2,142)	—	(3,875)
Equity-based compensation expense	9,694	10,095	9,552
Non-cash imputed compensation related to business acquisition	1,364	10,296	—
Origination of mortgage loans held-for-sale	(1,037,559)	—	—
Sales, settlements and proceeds from sale of loans held-for-sale	671,589	—	—
Fair Value adjustment on mortgage loans held-for-sale	(7,798)	—	—
Changes in operating assets:
(Increase) decrease in accrued interest receivable, net	6,613	(4,429)	(15,192)
Decrease (increase) in other assets	11,759	(14,516)	(15,235)
Changes in operating liabilities:
(Decrease) increase in accounts payable and other liabilities	(5,610)	9,546	(7,285)
Increase in accrued interest payable, net	(719)	3,562	7,577
Net cash (used in) provided by operating activities	$(248,879)	$205,673	$213,269
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(4,226,074)	$(1,070,444)	$(2,085)
Sales	1,156,327	569,391	313,094
Principal payments	192,597	77,278	901
Non-Agency RMBS portfolio:
Purchases	—	(96,159)	(3,954)
Sales	165,042	—	—
Principal payments	92,187	74,069	83,724
Loans held for investment:
Purchases	(441,383)	(656,643)	(1,260,187)
Sales	154,934	—	2,611
Principal payments	1,470,573	1,309,841	1,417,648
Purchase of HomeXpress	(183,034)	—	—
Purchase of Palisades	—	(29,112)	—
MSR:
Payments on purchases of investment in MSR financing receivables	(38,221)	—	—
Net cash (used in) provided by investing activities	$(1,657,053)	$178,221	$551,752
Cash Flows From Financing Activities:

Proceeds from secured financing agreements	$54,499,327	$30,010,782	$29,073,443
Payments on secured financing agreements	(51,767,585)	(29,612,712)	(30,090,242)
Payments on repurchase of common stock	—	—	(33,101)
Proceeds on issuance of common stock	—	—	73,777
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	1,011,244	340,098	2,186,058
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,543,330)	(1,170,575)	(1,767,286)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(17)	(98)	(53)
Net proceeds from issuance of unsecured debt	115,494	134,179	—
Common dividends paid	(122,702)	(119,080)	(195,219)
Preferred dividends paid	(86,031)	(104,174)	(55,313)
Net cash provided by (used in) financing activities	$2,106,400	$(521,580)	$(807,937)
Net increase (decrease) in cash, cash equivalents and restricted cash	200,468	(137,686)	(42,916)
Cash, cash equivalents and restricted cash at beginning of period	83,998	221,684	264,600
Cash, cash equivalents and restricted cash at end of period	$284,465	$83,998	$221,684

Supplemental disclosure of cash flow information:
Interest received	$799,367	$761,385	$774,059
Interest paid	$534,788	$479,241	$470,147
Income taxes paid	$3,530	$49	$102
Change in fair value of contingent earn-out liability	$2,147	$15,800	$—

Non-cash investing activities:
Payable for investments purchased	$3,267	$454,730	$158,892
Net change in unrealized gain (loss) on available-for sale securities	$(13,154)	$(26,219)	$(44,990)
Non-Cash Consideration paid for HomeXpress	$27,460	$—	$—

Non-cash financing activities:
Dividends declared, not yet paid	$34,891	$34,265	$54,552

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

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $127 thousand in asset manager fees for the year ended December 31, 2025.

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

On October 1, 2025, the Company acquired HomeXpress Mortgage Corp. (“HomeXpress”). HomeXpress is a leading originator of consumer Non-QM, investor business purpose, and other non-Agency mortgage loan products, as well as an originator of Agency mortgage loans with a nationwide presence across 46 states and D.C. Upon the terms and subject to the conditions of the Stock Purchase Agreement, at the closing of the transactions contemplated by the Stock Purchase Agreement (the “Closing”), CIM Funding TRS acquired (i) all of the outstanding equity interests in HX Holdco Corp., a Delaware corporation and parent of HomeXpress (“HX Holdco”), from the Holdco Sellers (as defined in the Stock Purchase Agreement), and (ii) the remaining outstanding equity interests in HomeXpress held by the Management Sellers (as defined in the Stock Purchase Agreement). Immediately following the Closing, CIM Funding TRS assigned the equity interests in HomeXpress acquired from the Management Sellers to HX Holdco so that HomeXpress became a wholly-owned subsidiary of HX Holdco. On October 1, 2025, the Company completed the acquisition of HomeXpress (the “HomeXpress Acquisition”) for total consideration of $272 million, which consisted of (i) cash of $124 million, representing the Adjusted Book Value of HomeXpress as of September 30, 2025, (ii) cash premium of $120 million, and (iii) issuance of 2,077,151 shares of the Company's common stock.

On May 18, 2022, the Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the year ended December 31, 2025, the Company funded $637 thousand towards that commitment, which brought the total funding to $57 million, leaving an unfunded commitment of $18 million. The Company's investment in this fund is accounted for as an equity method investment in Other assets on the Consolidated Statements of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statements of Operations. Kah Capital Management ceased to provide asset servicing oversight as of the end of the first quarter of 2025. The Company paid $118 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the year ended December 31, 2025. The Company paid $520 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the year ended December 31, 2024. These fees are reported within Other expenses on the Consolidated Statements of Operations.

2. Summary of the Significant Accounting Policies

(a) Basis of Presentation and Consolidation

The accompanying consolidated financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In the opinion of the Company, all normal and recurring adjustments considered necessary for a fair presentation of its financial position, results of operations and cash flows have been included. Investment transactions are recorded on the trade date. All per share amounts, common shares outstanding and restricted shares for periods 2023 and 2024 presented, reflect the Company's 1-for-3 reverse stock split, which was effective after the close of trading on May 21, 2024.

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
The assets of securitization entities are comprised of RMBS or residential mortgage loans. See Notes 3, 4 and 10 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.
(b) Statements of Financial Condition Presentation

The Company’s Consolidated Statements of Financial Condition include both the Company’s direct assets and liabilities and the assets and liabilities of consolidated securitization vehicles. Retained beneficial interests of the consolidated securitization vehicles are eliminated in consolidation. Assets of each consolidated VIE can only be used to satisfy the obligations of that VIE, and the liabilities of consolidated VIEs are non-recourse to the Company. The Company is not obligated to provide, nor does it intend to provide, any financial support to these consolidated securitization vehicles. The notes to the consolidated financial statements describe the Company’s assets and liabilities including the assets and liabilities of consolidated securitization vehicles. See Note 10 for additional information related to the Company’s investments in consolidated securitization vehicles.

(c) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation, and short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities generally of three months or less.

Cash consists of cash balances that have no restrictions as to the Company’s ability to withdraw funds. Cash balances that have restrictions as to the Company’s ability to withdraw funds are considered restricted cash. The restricted cash balances of $6 million as of December 31, 2025, disclosed in Other assets on our Consolidated Statement of Financial Condition, are due to the terms of the Company’s warehouse lines of credit and escrow funds to be returned from recent loan originations to individual borrowers.

Reconciliation of cash, cash equivalents and restricted cash: The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the statement of financial condition that sum to the total of the same such amounts shown in the statement of cash flows.

For the Year Ended
December 31, 2025
(dollars in thousands)
Cash and cash equivalents	$278,582
Restricted cash	5,883
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	$284,465

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

The Company classifies its MBS as available-for-sale (AFS) or in accordance with the fair-value option (FVO). MBS classified as AFS are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in Other comprehensive income (OCI). MBS classified as FVO are recorded on the Consolidated Statements of Financial Condition at fair value with changes in fair value recorded in earnings. See Note 6 of these consolidated financial statements for further discussion of MBS classified as FVO and how the Company determines fair value. From time to time, as part of the overall management of its portfolio, the Company may sell any of its investments and recognize a realized gain or loss as a component of earnings in the Consolidated Statements of Operations utilizing the average cost method.

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

Adverse changes in the timing or amount of cash flows on beneficial interests classified as AFS could result in the Company recording an increase in the allowance for credit losses. The allowance for credit losses is calculated using a discounted cash flow (DCF) approach and is measured as the difference between the beneficial interest’s amortized cost and the estimate of cash flows expected to be collected discounted at the effective interest rate used to accrete the beneficial interest. The allowance for credit losses is recorded as a contra-asset and a reduction in earnings. The allowance for credit losses will be limited to the amount of the unrealized losses on the beneficial interest. Any allowance for credit losses in excess of the unrealized losses on the beneficial interests are accounted for as a prospective reduction of the effective interest rate. No allowance is recorded for beneficial interests in an unrealized gain position. Favorable changes in the DCF will result in a reduction in the allowance for credit losses, if any. Any reduction in allowance for credit losses is recorded in earnings. If there is no allowance for credit losses, or if the allowance for credit losses has been reduced to zero, the remaining favorable changes are reflected as a prospective increase to the effective interest rate.

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

The Company estimates the fair value of securitized loans as described in Note 6 of these consolidated financial statements.

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

(f) Real estate owned

Real estate owned, or REO, represents properties which the Company has received the legal title of the property to satisfy the outstanding loan. REO is re-categorized from loan to REO when the Company takes legal title of the property. REO assets are initially measured at the estimated fair value less the estimated cost to sell. At the time the asset is re-categorized, any excess of the previously recorded loan balance and the carrying value of the REO at the time the Company takes legal title of the property, is recognized as a loss. All REO assets of the Company are held-for-sale and it is the Company’s intention to sell the property in the shortest time possible to maximize their return and recovery on the previously recorded loan. REO assets are subsequently measured at the lower of its carrying amount or fair value less cost to sell. The carrying value of REO assets at December 31, 2025 and December 31, 2024 was $26 million and $25 million, respectively, and were recorded in Other assets on the Company’s Consolidated Statements of Financial Condition.

(g) Loans Held for Sale

Loans held for sale (“LHFS”) consist of mortgage loans originated or acquired by the Company with the intent to sell into the secondary market. LHFS are measured and reported at fair value.

Revenue derived from the Company’s mortgage lending activities includes certain fees collected at the time of origination and gain or loss from the sale of LHFS. Loan origination income reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees. Lender credits typically are related to rebates or concessions for certain loan origination costs.

Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in Gain on origination and sale of loans, net, in the accompanying Consolidated Statements of Operations. The valuation of LHFS approximates a whole-loan sales value, which includes the value of the related mortgage servicing rights. When LHFS are sold, servicing rights are released. The Company principally sells its LHFS to private investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records the gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing.

Interest income on LHFS is recognized as earned based on the contractual interest rates of the underlying mortgage loans and is recorded in interest income within the Consolidated Statements of Operations on the accrual basis. Interest income is accrued from the date of loan origination through the date the loan is sold to an investor.

The Company receives interest payments from borrowers while loans are held for sale. Although the Company does not retain servicing rights upon sale of the loans, it performs interim servicing activities for a short period from loan origination until loan sale. Interest income recognized during this interim period represents compensation for the use of the loan principal outstanding
Interest accruals cease upon sale of the loans, and any interest due to the Company is settled through the loan sale proceeds.

LHFS are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current, and it is probable that the amounts are fully collectible.

(h) Secured Financing Agreements

Secured financing agreements include short-term repurchase agreements with original maturity dates of less than one year, long-term financing agreements with original maturity dates of more than one year, loan warehouse credit facilities collateralized by loans acquired by the Company that are classified as repurchase agreements, and loan warehouse credit facilities used to fund, and secured by, the residential mortgage loans originated by the Company which are classified as loans held-for-sale. The Company accounts for repurchase agreements and other similar collateralized financing arrangements as secured borrowings. Under its repurchase agreements and other forms of collateralized financing, the Company pledges financial assets as collateral to secure the related borrowings, generally in an amount equal to a specified percentage of the fair value of the pledged assets. The Company retains beneficial ownership of the pledged assets, including the right to receive principal and interest cash flows, subject to the terms of the respective agreements.

The Company has elected the fair value option on certain of its repurchase agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period, fees paid at inception related to repurchase agreements at fair value are expensed as incurred. Interest expense is recorded based on the current interest rate in effect for the related agreement. Refer to Note 7 Secured Financing Agreements for further details.

(i) Securitized Debt, collateralized by Non-Agency RMBS and Securitized Debt, collateralized by Loans held for investment

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

The Company estimates the fair value of its securitized debt as described in Note 6 to these consolidated financial statements.

(j) Fair Value

The Company carries the majority of its financial instruments at fair value. The Company has elected fair value option on certain Non-Agency RMBS, Agency MBS, Loans held for investment, Loans held for sale, certain secured financing agreements and securitized debt, collateralized by loans held for investment. The Company believes the fair value option election will provide its financial statements user with reduced complexity, greater consistency, understandability and comparability.

Agency MBS:

The Company has elected to account for Agency MBS investments acquired on or after July 1, 2017 under the fair value option. Under the fair value option, these investments will be carried at fair value, with changes in fair value reported in earnings (included as part of “Net unrealized gains on financial instruments at fair value”). Consistent with all other investments for which the Company has elected the fair value option, the Company will recognize revenue on a prospective basis in accordance with guidance in ASC 325-40.

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

Loans Held for Sale:

LHFS are measured and reported at fair value with changes in fair value reflected in earnings. The Company’s fair value election for its LHFS is intended to more accurately reflect the underlying economics of the Company’s operations. With the election of the fair value option for LHFS, loan origination fees, and the related direct loan origination costs associated with the origination of LHFS, are earned and expensed as incurred, respectively.

Changes in fair value of Loans held for sale are presented in Gain on origination and sale of loans, net, on the Consolidated Statements of Operations.

Secured Financing Agreements:

Certain of the Company's repurchase agreements are carried at fair value with changes in fair value reflected in earnings. These secured financing agreements were entered into to finance certain Loans held for investments which are carried at fair value with changes in fair value reflected in earnings (or OCI, to the extent the change results from a change in instrument specific credit risk). The fair value option allows both the loans and secured financing to be consistently reported at fair value and to achieve operational and valuation simplifications.

The carrying amount of warehouse lines of credit utilized for LHFS approximates fair value due to the short-term nature of the liabilities.

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

Fair Value Disclosure

A complete discussion of the methodology utilized by the Company to estimate the fair value of its financial instruments is included in Note 6 to these consolidated financial statements.

(k) Derivative Financial Instruments

The Company’s investment policies permit it to enter into derivative contracts, including interest rate swaps, swaptions, mortgage options, futures, and interest rate caps to manage its interest rate risk and, from time to time, enhance investment returns. The Company’s derivatives are recorded as either assets or liabilities in the Consolidated Statements of Financial Condition and measured at fair value. These derivative financial instrument contracts are not designated as hedges for GAAP; therefore, all changes in fair value are recognized in earnings. The Company estimates the fair value of its derivative instruments as described in Note 6 of these consolidated financial statements. Net payments on derivative instruments are included in the Consolidated Statements of Cash Flows as a component of net income. Unrealized gains (losses) on derivatives are removed from net income to arrive at cash flows from operating activities.

The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by counterparty. The credit support annex provisions of the Company’s derivative contracts allow the parties to mitigate their credit risk by requiring the party which is in a net payable position to post collateral. As the Company elects to net by counterparty the fair value of derivative contracts, it also nets by counterparty any cash collateral exchanged as part of the derivative. Refer to Note 12 Derivative Instruments for further details.

(l) Interest Rate Lock Commitments

The Company enters into interest rate lock commitments (“IRLCs”) with prospective borrowers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for the underlying loans and estimated servicing value with similar coupons, maturity and credit quality, estimated remaining direct expense and market adjusted investor discounts, subject to the anticipated loan funding probability (“Pull-through Rate”). The fair value of IRLCs is subject to change primarily due to changes in interest rates, credit spreads and the estimated Pull-through Rate. The Company reports IRLCs within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value being recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by utilizing a combination of derivatives related to two-year and five-year U.S. Treasury futures for its Non-QM loans, and 30-year uniform mortgage-backed securities (“UMBS”) futures contracts for its FHA, VA, and Freddie Mac-insured loans (collectively the "Hedging Instruments") until committed to an investor. The Hedging Instruments are typically entered into at the time the IRLC is made. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments at fair value within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

(m) Sales, Securitizations, and Re-Securitizations

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

(n) Income Taxes

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

A tax position is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of December 31, 2025 and 2024.

Deferred Income Taxes

The Company accounts for income taxes under the provisions of FASB ASC 740, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates for the year in which the differences are expected to reverse.

(o) Stock-Based Compensation

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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Notes 3 and 6), residential mortgage loans (Notes 4 and 6), secured financing agreements (Notes 6 and 7), securitized debt (Notes 6 and 8), interests in MSR financing receivables (Notes 6 and 11), goodwill and intangibles included in Other assets, contingent earn-out liability included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition. Actual results could differ materially from those estimates.

(q) Long Term Debt

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

(r) Investment Management and Advisory Fees

The Company earns advisory fees relating to the terms of investment management agreements entered into with its investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients (collectively “Clients”).The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The Company’s performance obligation consists primarily of providing continuous investment management and advisory services. Revenue is recognized over time in accordance with ASC 606, as the Clients simultaneously receive and consume the benefits of the Company’s performance as the services are provided. Advisory fees are generally earned based on contractual percentages of (i) assets under management, (ii) unpaid principal balance of underlying assets, or (iii) other defined asset bases, as specified in the applicable client agreements. Fees are typically calculated and billed monthly or periodically in accordance with the contractual terms. The Company applies “right to invoice” practical expedient under ASC 606, as the invoiced amounts correspond directly with the value of services transferred to Clients.

Certain client agreements provide for incentive or transaction-based fees tied to the performance, monetization, or disposition of underlying portfolio assets. Such fees represent variable consideration under ASC 606. The Company estimates variable consideration using the most likely amount method and includes such amounts in revenue only to the extent it is probable that s significant reversal will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Incentive or transaction-based fees are generally recognized upon completion of the underlying transaction or achievement of specified performance thresholds, when the Company’s performance obligation has been satisfied and the amount is no longer subject to significant reversal, including under applicable Clawback provisions.

Invoices for advisory and transaction-based services are generally due upon receipt or within a short period following issuance. The Company’s contracts do not contain significant financing components, as the period between performance and payment is typically very short.

Accounts receivable related to investment management and advisory fees represent trade receivables and are recorded at the invoiced amount, net of an allowance for expected credit losses, if any. These receivables are included in other assets on the Consolidated Statements of Financial Condition. The Company evaluates these receivables for expected credit losses in accordance with ASC 326, Financial Instruments – Credit Losses. The evaluation considers historical loss experience, current conditions, and reasonable and supportable forecasts. As of December 31, 2025, no allowance for credit losses was recorded, as receivables are primarily due from institutional counterparties, are subject to short collection cycles, and the Company has not historically experienced credit losses related to these balances. Interest income is not recognized on these trade receivables.

(s) Business Combinations

In accordance with ASC 805, Business Combinations, acquired assets and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. Goodwill is calculated as the amount by which the purchase consideration exceeds the net identifiable assets acquired. It reflects the anticipated future economic benefits from the acquired assets that cannot be individually identified or do not meet the criteria for separate recognition.

Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

(t) Goodwill & Intangible Assets

At December 31, 2025, the Company recorded goodwill of $95 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the Palisades and HomeXpress acquisitions, and other intangible assets of $114 million (net of amortization), primarily comprised of asset management contracts and internally developed software, recognized as part of the Palisades Acquisition, and trade names, broker relationships, developed technology, and licenses recognized as part of the HomeXpress acquisition. The intangible assets are amortized over their expected useful lives, which range from one to ten years. Goodwill, which is not subject to amortization, and intangible assets are assessed for impairment at least annually, or more frequently under certain circumstances. Through December 31, 2025, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s Consolidated Statements of Financial Condition.

(u) Contingent earn-out liability considerations

In connection with the Palisades Acquisition, the Company may be required to make future earnout payments based on the acquired entities achieving certain financial targets over a five-year period. The fair value of this contingent earnout liability is estimated using a Monte Carlo simulation and is considered to be a Level 3 Liability. This approach incorporates a projection of the acquired entities' future revenues, discounted to present value using assumptions such as a discount rate and volatility derived from companies with a similar profile. Earnout payment amounts associated with these revenues are then estimated based on simulations that leverage key market inputs, including a risk-free rate and a credit spread for companies with a similar credit profile to the Company.

The Company believes its assumptions are reasonable based on available information, its experience, knowledge, and judgments. Changes in assumptions and estimates used in our analysis, or future results that vary from assumptions used in the analysis, could affect the fair value of the contingent earn-out and could result in material changes in future periods. The Company recorded $18 million contingent earn-out liability included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

(v) MSR Financing Receivables

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

Interest income from investment in MSR financing receivables, net

Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when earned and received and included within Interest income from investment in MSR financing receivables, net, on the Consolidated Statements of Operations. The Company does not apply the effective interest method or a level-yield approach in the recognition of interest income on these investments.

(w) Segment Reporting

The Company has two reportable segments under the guidance of ASC 280, Segment Reporting: (i) Investment Portfolio, and (ii) Residential Origination. The Investment Portfolio segment consists of the Company’s investments and third-party advisory services activities. The Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses net income and total assets in evaluating performance and determining how to allocate resources of the Company to each of its segments. Refer to Note 20 Segment Reporting.

(x) Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This standard requires entities to provide additional information about federal, state and foreign incomes taxes and reconciling items in the rate reconciliation table, and to disclose further disaggregation of income taxes paid (net of refunds received) by federal (national), state and foreign taxes by jurisdiction. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company adopted ASU 2023-09 for the year ended December 31, 2025. See Note 16 for additional information.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20). This standard provides guidance on the accounting treatment for induced conversions of convertible debt. Companies must recognize and measure the impact of incentives offered to induce early conversion of convertible debt separately from existing debt liability. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The guidance should be applied prospectively, but entities have the option to apply it retrospectively for each period presented. The Company adopted ASU 2024-04 as of December 31, 2025, and has determined that this ASU does not have a material effect on the Company’s consolidated financial statements and related disclosures.

(y) Recent Accounting Pronouncements

In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40). This standard clarifies the effective date for ASU 2024-03, which requires that an entity disclose, in the notes to the financial statements, additional information about specific expenses categories. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption of Update 2024-03 is permitted. The Company is still evaluating the impact of this standard but does not expect the adoption of the new standard to have a material effect on its consolidated financial statements.

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

In August 2025, the FASB issued ASU 2025-08, Financial Instruments—Credit Losses (Topic 326), which updates the guidance for measuring expected credit losses on financial instruments. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods beginning after that date. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect its adoption to have a material effect on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025‑07, Derivatives and Hedging (Topic 815) and Revenue From Contracts With Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share‑Based Noncash Consideration From a Customer in a Revenue Contract, which clarifies the scope of derivative accounting and the treatment of share‑based noncash consideration from customers. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods, with early adoption permitted. The Company is evaluating the impact but does not expect it to have a material effect on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which updates the guidance related to hedge accounting to better align hedge accounting with entities’ risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026, and interim periods within those annual reporting periods for public business entities, and fiscal years beginning after December 15, 2027, and interim periods within those annual reporting periods for entities other than public business entities. Early adoption is permitted. The Company is currently evaluating the impact of this standard but does not expect its adoption to have a material effect on its consolidated financial statements.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or Interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS, to include residential and residential interest-only MBS, Pass-through securities, residential CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gains/losses of the Company's MBS investments as of December 31, 2025 and December 31, 2024.

December 31, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$852,887	$31,697	$(478,409)	$406,175	$(41,342)	$505,004	$143,580	$(3,409)	$140,171
Subordinated	453,269	1,852	(231,167)	223,954	(1,901)	233,315	22,925	(11,663)	11,262
Interest-only	2,428,976	146,461	—	146,461	—	78,961	13,286	(80,786)	(67,500)
Agency RMBS
Pass-through	3,096,299	21,495	(89,999)	3,027,795	—	3,081,573	54,015	(237)	53,778
CMO	330,871	—	(186)	330,685	—	331,909	1,357	(133)	1,224
Interest-only	367,866	18,637	—	18,637	—	14,867	65	(3,835)	(3,770)
Agency CMBS
Project loans	39,693	602	—	40,295	—	32,539	—	(7,756)	(7,756)
Interest-only	123,375	3,295	—	3,295	—	2,597	132	(830)	(698)
Total	$7,693,236	$224,039	$(799,761)	$4,197,297	$(43,243)	$4,280,765	$235,360	$(108,649)	$126,711

December 31, 2024
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$1,010,128	$21,356	$(550,352)	$481,132	$(25,472)	$614,493	$164,600	$(5,767)	$158,833
Subordinated	648,977	3,234	(265,211)	387,000	(2,925)	376,341	20,167	(27,901)	(7,734)
Interest-only	2,644,741	153,571	—	153,571	—	73,335	13,164	(93,400)	(80,236)
Agency RMBS
CMO	464,640	5	(123)	464,522	—	461,656	106	(2,972)	(2,866)
Interest-only	380,311	19,594	—	19,594	—	16,784	1,410	(4,220)	(2,810)
Agency CMBS
Project loans	40,882	620	—	41,502	—	34,370	—	(7,132)	(7,132)
Interest-only	449,437	6,134	—	6,134	—	6,408	949	(675)	274
Total	$5,639,116	$204,514	$(815,686)	$1,553,455	$(28,397)	$1,583,387	$200,396	$(142,067)	$58,329

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at December 31, 2025 and December 31, 2024. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	December 31, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$15,408	$(266)	4	$16,902	$(3,143)	4	$32,311	$(3,409)	8
Subordinated	8,492	(144)	3	81,581	(11,519)	14	90,073	(11,663)	17
Interest-only	1,297	(22)	4	44,675	(80,764)	126	45,972	(80,786)	130
Agency RMBS
Pass-through	147,898	(237)	8	—	—	—	147,898	(237)	8
CMO	57,000	(133)	1	—	—	—	57,000	(133)	1
Interest-only	8,302	(203)	5	2,928	(3,632)	5	11,229	(3,835)	10
Agency CMBS
Project loans	4,245	(798)	2	28,295	(6,958)	31	32,540	(7,756)	33
Interest-only	—	—	—	1,154	(830)	1	1,154	(830)	1
Total	$242,642	$(1,803)	27	$175,535	$(106,846)	181	$418,177	$(108,649)	208

	December 31, 2024
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$65,051	$(757)	13	$35,492	$(5,010)	6	$100,544	$(5,767)	19
Subordinated	27,799	(1,135)	7	167,742	(26,766)	29	195,541	(27,901)	36
Interest-only	6,061	(1,118)	12	35,734	(92,282)	124	41,795	(93,400)	136
Agency RMBS
CMO	399,502	(2,972)	7	—	—	—	399,502	(2,972)	7
Interest-only	1,614	(69)	1	8,269	(4,151)	7	9,882	(4,220)	8
Agency CMBS
Project loans	5,234	(901)	4	29,136	(6,231)	32	34,370	(7,132)	36
Interest-only	1,775	(83)	1	2,039	(592)	3	3,814	(675)	4
Total	$507,036	$(7,035)	45	$278,412	$(135,032)	201	$785,448	$(142,067)	246

At December 31, 2025, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. During the period, the Company sold certain securities, resulting in reductions to the unrealized losses associated with these securities totaling $858 thousand. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of December 31, 2025.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $7 million and $15 million, at December 31, 2025 and December 31, 2024, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the years ended December 31, 2025 and December 31, 2024 are presented below.

	For the Years Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Beginning allowance for credit losses	$28,397	$18,560
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	864	1,840
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	(858)	—
Increase/(decrease) on securities with an allowance in the prior period	15,902	6,041
Write-offs charged against the allowance	(1,295)	(499)
Recoveries of amounts previously written off	233	2,455
Ending allowance for credit losses	$43,243	$28,397

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$152,299	6.9%	1.4%	29.8%
Subordinated	$20,688	6.3%	0.3%	48.4%

	December 31, 2024
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$130,669	7.5%	1.8%	32.6%
Subordinated	$58,914	6.2%	0.3%	44.5%

The increase in the allowance for credit losses for the year ended December 31, 2025, is primarily due to a deterioration in cashflows on certain investments, compared to the same period of 2024. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at December 31, 2025 and December 31, 2024.

	December 31, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$143,580	$—	$143,580	$(3,409)	$—	$(3,409)
Subordinated	9,519	13,406	22,925	(3,395)	(8,268)	(11,663)
Interest-only	—	13,286	13,286	—	(80,786)	(80,786)
Agency RMBS
Pass-through	—	54,015	54,015	—	(237)	(237)
CMO	—	1,357	1,357	—	(133)	(133)
Interest-only	—	65	65	—	(3,835)	(3,835)
Agency CMBS
Project loans	—	—	—	—	(7,756)	(7,756)
Interest-only	—	132	132	—	(830)	(830)
Total	$153,099	$82,261	$235,360	$(6,804)	$(101,845)	$(108,649)

	December 31, 2024
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$164,600	$—	$164,600	$(4,483)	$(1,285)	$(5,767)
Subordinated	9,774	10,393	20,167	(10,442)	(17,459)	(27,901)
Interest-only	—	13,164	13,164	—	(93,400)	(93,400)
Agency RMBS
CMO	—	106	106	—	(2,972)	(2,972)
Interest-only	—	1,410	1,410	—	(4,220)	(4,220)
Agency CMBS
Project loans	—	—	—	—	(7,132)	(7,132)
Interest-only	—	949	949	—	(675)	(675)
Total	$174,374	$26,022	$200,396	$(14,925)	$(127,142)	$(142,067)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at December 31, 2025 and December 31, 2024;

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%
Subordinated	453,269	48.99	51.47	4.2%	9.3%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%
CMO	330,871	99.94	100.31	5.1%	5.1%
Interest-only	367,866	5.07	4.04	0.6%	6.5%
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%
Interest-only	123,375	2.67	2.11	0.7%	13.0%
(1) Bond Equivalent Yield at period end.

	December 31, 2024
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$1,010,128	$45.11	$60.83	5.7%	17.6%
Subordinated	648,977	59.18	57.99	4.5%	8.0%
Interest-only	2,644,741	5.81	2.77	0.7%	6.6%
Agency RMBS
CMO	464,640	99.97	99.36	5.8%	5.8%
Interest-only	380,311	5.15	4.41	0.7%	6.9%
Agency CMBS
Project loans	40,882	101.51	84.07	3.5%	3.4%
Interest-only	449,437	1.36	1.43	0.5%	8.9%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at December 31, 2025 and December 31, 2024 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers a variety of factors, including but not limited to current interest rates, forward interest rate projections, shape and steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, and other borrower, loan, property, or market-related characteristics that may influence prepayment behavior.

	December 31, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,088	$53,949	$193,582	$248,385	$505,004
Subordinated	—	62,392	68,089	102,834	233,315
Interest-only	105	35,063	41,116	2,677	78,961
Agency RMBS
Pass-through	—	161,124	2,801,491	118,958	3,081,573
CMO	—	—	331,909	—	331,909
Interest-only	—	14,867	—	—	14,867
Agency CMBS
Project loans	—	—	—	32,539	32,539
Interest-only	—	2,597	—	—	2,597
Total fair value	$9,193	$329,992	$3,436,187	$505,393	$4,280,765
Amortized cost
Non-Agency RMBS
Senior	$9,377	$58,134	$161,393	$177,271	$406,175
Subordinated	—	56,909	64,198	102,847	223,954
Interest-only	16,343	76,174	50,216	3,728	146,461
Agency RMBS
Pass-through	—	160,244	2,751,648	115,903	3,027,795
CMO	—	—	330,685	—	330,685
Interest-only	—	18,637	—	—	18,637
Agency CMBS
Project loans	—	—	—	40,295	40,295
Interest-only	—	3,295	—	—	3,295
Total amortized cost	$25,720	$373,393	$3,358,140	$440,044	$4,197,297

	December 31, 2024
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$16,171	$66,384	$251,104	$280,834	$614,493
Subordinated	494	81,838	132,286	161,723	376,341
Interest-only	171	25,717	44,751	2,696	73,335
Agency RMBS
CMO	—	—	62,156	399,500	461,656
Interest-only	4,708	12,076	—	—	16,784
Agency CMBS
Project loans	—	—	—	34,370	34,370
Interest-only	17	6,391	—	—	6,408
Total fair value	$21,561	$192,406	$490,297	$879,123	$1,583,387
Amortized cost
Non-Agency RMBS
Senior	$13,760	$60,686	$204,530	$202,156	$481,132
Subordinated	784	77,210	135,147	173,859	387,000
Interest-only	18,060	61,959	68,306	5,246	153,571
Agency RMBS
CMO	—	—	62,050	402,472	464,522
Interest-only	6,101	13,493	—	—	19,594
Agency CMBS
Project loans	—	—	—	41,502	41,502
Interest-only	189	5,945	—	—	6,134
Total amortized cost	$38,895	$219,293	$470,032	$825,235	$1,553,455

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at December 31, 2025 and December 31, 2024. When delinquency rates increase, it is expected that the Company will incur additional credit losses.

December 31, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.8%	1.5%	1.9%	1.4%	2.9%	0.7%	12.2%

December 31, 2024	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	4.3%	1.5%	2.5%	1.4%	2.9%	0.6%	13.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at December 31, 2025 and December 31, 2024.

	December 31, 2025		December 31, 2024
Weighted average maturity (years)		16.3		17.5
Weighted average amortized loan to value (1)		54.5%		56.1%
Weighted average FICO (2)		707		706
Weighted average loan balance (in thousands)		$243		$247
Weighted average percentage owner-occupied		68.7%		67.6%
Weighted average percentage single family residence		60.4%		60.3%
Weighted average current credit enhancement		0.7%		1.3%
Weighted average geographic concentration of top four states	CA	33.5%	CA	32.9%
	NY	12.3%	NY	11.8%
	FL	7.2%	FL	7.6%
	NJ	4.7%	NJ	4.6%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at December 31, 2025 and December 31, 2024.

Origination Year	December 31, 2025	December 31, 2024
2003 and prior	1.2%	0.9%
2004	0.8%	0.7%
2005	7.7%	7.0%
2006	41.5%	39.0%
2007	34.4%	29.4%
2008 - 2017	0.1%	1.3%
2018	0.3%	5.8%
2019	0.2%	2.5%
2020	2.4%	1.8%
2021	2.5%	3.1%
2022	1.5%	2.2%
2023	4.1%	3.6%
2024	3.3%	2.6%
2025 and later	0.0%	0.0%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in “Net realized losses on sales of investments” on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the years ended December 31, 2025, 2024, and 2023 are as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$165,212	$—	$—
Agency RMBS	1,151,194	534,717	—
Agency CMBS	3,348	34,672	313,094
Gross realized gains:
Non-Agency RMBS	574	—	—
Agency RMBS	14,179	34	—
Agency CMBS	1,562	—	—
Gross realized losses:
Non-Agency RMBS	(16,677)	—	—
Agency RMBS	(4,329)	(1,503)	—
Agency CMBS	(246)	(3,750)	(31,234)
Net realized gain (loss)	$(4,937)	$(5,219)	$(31,234)

4. Loans Held for Investment

The Loans held for investment are comprised primarily of seasoned reperforming residential mortgages. Additionally, it includes jumbo prime loans, investor loans and business purpose loans.

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
At December 31, 2025 and December 31, 2024, all Loans held for investment are carried at fair value. See Note 6 for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $9.8 billion and $11.4 billion as of December 31, 2025 and December 31, 2024, respectively. The total unpaid principal balance of the Company's Loans held for investment was $10.0 billion and $11.7 billion as of December 31, 2025 and December 31, 2024, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at December 31, 2025 and December 31, 2024:

	For the Year Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Balance, beginning of period	$11,196,678	$11,397,046
Purchases	49,411	1,062,699
Principal paydowns	(1,470,571)	(1,309,843)
Sales and settlements	(211,216)	(116,652)
Net periodic accretion (amortization)	(8,204)	(39,236)
Realized gains (losses) on sales and settlements	(18,254)	—
Change in fair value	265,771	202,664
Balance, end of period	$9,803,615	$11,196,678

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the year ended December 31, 2025 and the year ended December 31, 2024, respectively.

Residential mortgage loans

The loan portfolio for all residential mortgages were originated during the following periods:

Origination Year	December 31, 2025	December 31, 2024
2002 and prior	4.9%	5.0%
2003	4.3%	4.4%
2004	8.0%	8.2%
2005	14.1%	14.1%
2006	18.2%	18.0%
2007	21.4%	20.9%
2008	6.9%	6.8%
2009	1.7%	1.7%
2010 - 2020	6.8%	6.8%
2021	2.3%	2.7%
2022	7.0%	8.3%
2023 and later	4.4%	3.2%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
Number of loans		93,956		103,571
Weighted average maturity (years)		20.3		20.4
Weighted average loan to value (1)		77.8%		78.4%
Weighted average FICO		666		667
Weighted average loan balance (in thousands)		$106		$108
Weighted average percentage owner occupied		85.5%		85.0%
Weighted average percentage single family residence		77.5%		77.4%
Weighted average geographic concentration of top five states	CA	15.2%	CA	15.5%
	FL	8.8%	FL	8.8%
	NY	8.7%	NY	8.7%
	PA	4.3%	PA	4.3%
	NJ	4.3%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at December 31, 2025 and December 31, 2024, respectively.

December 31, 2025
(dollars in thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	4,497	0.00% to 17.38%	10/1/2003 - 10/1/2063	$325,981	26,885	17,869
$250 to $500	363	0.11% to 15.00%	8/1/2032 - 10/1/2061	122,884	8,650	7,779
$500 to $750	86	3.13% to 9.25%	5/1/2035 - 9/1/2056	51,023	2,714	4,992
$750 to $1,000	27	2.88% to 11.50%	2/1/2037 - 11/1/2053	23,407	—	987
Over $1,000	31	2.38% to 9.50%	10/1/2034 - 8/1/2059	46,283	1,029	5,940
	5,004			$569,578	39,278	37,567

Fixed loans:
$1 to $250	81,440	0.00% to 20.80%	1/1/1999 - 6/1/2068	$6,118,107	592,320	357,259
$250 to $500	5,890	0.03% to 12.99%	12/1/2005 - 9/1/2064	1,963,765	196,217	150,266
$500 to $750	923	0.04% to 11.91%	3/1/2013 - 5/1/2063	554,066	43,404	46,954
$750 to $1,000	360	2.00% to 11.10%	3/1/2021 - 10/1/2062	311,700	14,285	21,208
Over $1,000	339	1.73% to 10.69%	1/1/2021 - 6/1/2062	470,542	34,132	31,937
	88,952			$9,418,180	880,358	607,624

Total	93,956			$9,987,758	919,636	645,191

The foreclosure, bankruptcy, and REO principal balances on our loans were $275 million, $183 million and $41 million, respectively, as of December 31, 2025, which are included in the table above.

December 31, 2024
(dollars in thousands)
Loan Balance	Number of Loans	Interest Rate	Maturity Date	Total Principal	30-89 Days Delinquent	90+ Days Delinquent
Held-for-Investment at fair value:
Adjustable rate loans:
$1 to $250	5,014	0.00% to 22.49%	10/1/2003 - 10/1/2061	$378,205	32,937	21,166
$250 to $500	453	2.38% to 15.25%	12/15/2030 - 10/1/2061	155,312	11,578	9,224
$500 to $750	115	3.13% to 11.75%	8/1/2034 - 9/1/2056	68,427	2,237	5,272
$750 to $1,000	37	2.88% to 12.38%	11/1/2035 - 2/1/2059	32,087	2,703	—
Over $1,000	49	2.38% to 10.75%	10/1/2034 - 8/1/2059	77,869	2,666	7,450
	5,668			$711,900	52,121	43,112

Fixed loans:
$1 to $250	89,619	0.00% to 20.80%	7/1/2000 - 1/1/2099	$6,732,889	634,115	417,529
$250 to $500	6,400	0.00% to 13.00%	12/1/2005 - 4/1/2063	2,135,750	217,893	154,989
$500 to $750	1,000	1.99% to 12.00%	3/1/2013 - 5/1/2063	598,390	36,395	53,842
$750 to $1,000	423	2.00% to 11.10%	3/1/2021 - 10/1/2062	366,673	22,139	15,374
Over $1,000	461	1.73% to 11.25%	1/1/2021 - 6/1/2062	674,329	34,388	43,327
	97,903			$10,508,031	944,931	685,062

Total	103,571			$11,219,931	997,052	728,174

The foreclosure, bankruptcy, and REO principal balances on our loans were $301 million, $178 million and $37 million, respectively, as of December 31, 2024, which are included in the table above.

The fair value of residential mortgage loans 90 days or more past due was $558 million and $595 million as of December 31, 2025 and December 31, 2024, respectively.

5. Loans Held for Sale

Loans held for sale consist of mortgage loans originated or acquired by the Company with the intent to sell into the secondary market. LHFS are measured and reported at fair value. See Note 6 for a discussion on how the Company determines the fair values of the LHFS. The Company’s fair value election for its LHFS is intended to more accurately reflect the underlying economics of the Company’s operations. With the election of the fair value option for LHFS, loan origination fees, and the related direct loan origination costs associated with the origination of LHFS are earned and expensed as incurred, respectively. The total unpaid principal balance of the Company's Loans held for sale was $871.8 million as of December 31, 2025. Loans held for sale consisted of the following as of December 31. 2025:

For the Year Ended
December 31, 2025
(dollars in thousands)
Unpaid principal balance	$871,787
Net unrealized gains	24,330
Loans held for sale, at fair value	$896,117

The primary cause of the change in fair value is due to market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the year ended December 31, 2025.

Revenue derived from the Company’s mortgage lending activities includes certain fees collected at the time of origination and gain or loss from the sale of LHFS. Loan origination income reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees. Lender credits typically are related to rebates or concessions for certain loan origination costs.

Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in the Gain on origination and sale of loans, net in the accompanying Consolidated Statements of Operations. The valuation of

LHFS approximates a whole-loan sales value, which includes the value of the related mortgage servicing rights. When LHFS sold, servicing rights are released.

The Company principally sells its LHFS to private investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records the gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest income from loans is recorded on the accrual basis. LHFS are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current, and it is probable that the amounts are fully collectible.

The following table provides a summary of the changes in the carrying value of Loans held for sale at fair value at December 31, 2025:

December 31, 2025
(dollars in thousands)
Balance, beginning of period	$—
Acquired	522,349
Originations	990,335
Purchases	52,419
Sales to Investors	(672,580)
Principal Paydowns	(4,203)
Net change in fair value	7,798
Balance, end of period	$896,117

The Company monitors the credit quality of loans held for sale through its underwriting and post-origination review processes. As of December 31, 2025, substantially all loans held for sale were current, and delinquent loans were not material.

Gain on Origination and Sale of Loans

The following table provides a summary of the changes in the gain on origination and sale of loans for the year then ended December 31, 2025:

For the Year Ended
December 31, 2025
(dollars in thousands)
Premium from loan sales	$24,059
Mark to market changes on LHFS	7,798
Unrealized gains (losses) from derivative instruments	(1,218)
Provision for loan repurchase reserves	(1,357)
Realized gains from derivative instruments, net	21
Loan origination loss, net	(320)
Direct loan origination costs, net	(8,393)
Total gain on origination and sale of loans, net	$20,590

6. Fair Value Measurements
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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At December 31, 2025, one investment holding with an internally developed fair value of $5 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $701 thousand higher than the third-party price provided of $5 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed price. No other differences were noted at December 31, 2025 in excess of the thresholds for the period. At December 31, 2024, six investment holdings with internally developed fair values of $37 million had a difference between the model generated prices and third-party prices provided in excess of the thresholds for the period. The internally developed prices were $6 million higher than the third-party prices provided of $31 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the thresholds for the period.

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

At December 31, 2025, two loan pools with internally developed fair values of $272 million had differences between the model generated prices and the third-party prices provided in excess of the threshold for the period. The internally developed prices were $17 million higher than the third-party prices provided of $255 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period. At December 31, 2024, four loan pools with internally developed fair values of $440 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $28 million higher on a net basis than the third-party prices provided of $412 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Business purpose loans:

Business purpose loans are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The business purpose loans are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the business purpose loans based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. Business purpose loans have a fair value of $75 million and $338 million as of December 31, 2025 and December 31, 2024, respectively.

As the fair value prices of the business purpose loans are based on the recent trades of similar assets in an active market, the Company has classified them as Level 2 in the fair value hierarchy.

Loans Held For Sale

LHFS are measured and reported at fair value. The Company’s fair value election for its LHFS is intended to more accurately reflect the underlying economics of the Company’s operations. With the election of the fair value option for LHFS, loan origination fees, and the related direct loan origination costs associated with the origination of LHFS, are earned and expensed as incurred, respectively.

Revenue derived from the Company’s mortgage lending activities includes certain fees collected at the time of origination and gain or loss from the sale of LHFS. Loan origination income reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees. Lender credits typically are related to rebates or concessions for certain loan origination costs.

Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in Gain on origination and sale of loans, net, in the accompanying Consolidated Statements of Operations. The valuation of LHFS approximates a whole-loan sales value, which includes the value of the related mortgage servicing rights. When LHFS are sold, servicing rights are released.

The Company principally sells its LHFS to private investors. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records the gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest income from loans is recorded on the accrual basis. LHFS are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current, and it is probable that the amounts are fully collectible.

Loans held for sale are classified within Level 2 of the fair value hierarchy as their fair value is derived from quoted prices for similar instruments in active markets and other observable market-corroborated inputs.

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

At December 31, 2025, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $183 thousand higher than the third-party price provided of $3 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2025 in excess of the threshold for the period. At December 31, 2024, two securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $355 thousand higher on a net basis than the third-party prices provided of $3 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2024 in excess of the threshold for the period.

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

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of December 31, 2025 and December 31, 2024, respectively:

	December 31, 2025		December 31, 2024
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$—	$14,163	$13,036
Subordinated	346,640	174,575	483,136	274,435
Interest-only	2,428,976	78,961	2,644,741	73,335
Agency RMBS
Pass-through	3,096,299	3,081,573	—	—
CMO	330,871	331,909	464,640	461,658
Interest-only	367,866	14,867	380,311	16,784
Agency CMBS
Project loans	39,693	32,539	40,882	34,370
Interest-only	123,375	2,597	449,437	6,408
Loans held for investment, at fair value	9,988,601	9,803,615	11,659,420	11,196,678
Loans held for sale, at fair value	871,787	896,117	—	—
Interests in MSR financing receivables	40,886	37,294	—	—
Liabilities (1):
Secured Financing Agreements, at fair value	305,817	298,663	337,245	319,456
Securitized debt at fair value, collateralized by Loans held for investment	7,081,957	6,721,302	7,570,721	6,984,495
(1) The Company recorded $2 million unrealized loss for contingent earn-out liability as of December 31, 2025. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statements of Operations for the years ended December 31, 2025 and 2024:

	For the Years Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$1,284	$302
Subordinated	12,201	11,448
Interest-only	12,736	(13,141)
Agency RMBS
Pass-through	53,777	—
CMO	4,090	(2,866)
Interest-only	(959)	1,404
Agency CMBS
Project loans	(624)	1,486
Interest-only	(972)	(242)
Loans held for investment, at fair value	265,772	202,665
Loans held for sale, at fair value	7,798	N/A
Interests in MSR financing receivables	(3,592)	N/A
Liabilities: (1)
Secured Financing Agreements, at fair value	(10,636)	5,813
Securitized debt at fair value, collateralized by Loans held for investment	(249,197)	(196,058)
(1) The Company recorded $2 million unrealized losses for contingent earn-out liability during the year ended December 31, 2025. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

Derivatives

Interest Rate Swaps and Swaptions

The Company uses clearing exchange market prices to determine the fair value of its exchange cleared interest rate swaps. For bilateral swaps, the Company determines the fair value based on the net present value of expected future cash flows on the swap. The Company uses an option-pricing model to determine the fair value of its swaptions. For bilateral swaps and swaptions, the Company compares its own estimate of fair value with counterparty prices to evaluate for reasonableness. Both the clearing exchange and counter-party pricing quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps and swaptions as Level 2 inputs in the fair value hierarchy.

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

Interest Rate Lock Commitments

The Company enters into interest rate lock commitments (“IRLCs”) with prospective borrowers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for the underlying loans and estimated servicing value with similar coupons, maturity and credit quality, estimated remaining direct expense and market adjusted investor discounts, subject to the anticipated loan funding probability (“Pull-through Rate”). The fair value of IRLCs is subject to change primarily due to changes in interest rates, credit spreads and the estimated Pull-through Rate. The Company reports IRLCs within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value being recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by utilizing a combination of derivatives related to two-year and five-year U.S. Treasury futures for its Non-QM loans, and 30-year uniform mortgage-backed securities (“UMBS”) futures contracts for its FHA, VA, and Freddie Mac-insured loans (collectively the "Hedging Instruments") until committed to an investor. The Hedging Instruments are typically entered into at the time the IRLC is made. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments at fair value within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

Secured Financing Agreements

Secured financing agreements for the investment portfolio are collateralized financing transactions utilized by the Company to acquire investment securities. For short term secured financing agreements and longer term floating rate secured financing agreements, the Company estimates fair value using the contractual obligation plus accrued interest payable. The Company has classified the characteristics used to determine the fair value of secured financing agreements as Level 2 inputs in the fair value hierarchy.

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

The following tables set forth Interests in MSR financing receivables at fair value by level within the fair value hierarchy as of December 31, 2025.

	December 31, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Interests in MSR financing receivables	—	—	37,294	37,294

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

	December 31, 2025
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	9% - 12%	8.9%	3% - 45%	7.3%

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at December 31, 2025 and December 31, 2024 are presented below.

	December 31, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$817,280	$—	$817,280
Agency MBS, at fair value	—	3,463,485	—	—	3,463,485
Loans held for investment, at fair value	—	75,351	9,728,264	—	9,803,615
Loans held-for-sale, at fair value	—	896,117	—	—	896,117
Derivatives, at fair value	57	25,340	3,855	(4,065)	25,187

Liabilities:
Secured Financing Agreement, at fair value	—	298,663	—	—	298,663
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,721,302	—	6,721,302
Derivatives, at fair value	—	1,759	—	—	1,759

	December 31, 2024
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$1,064,169	$—	$1,064,169
Agency MBS, at fair value	—	519,218	—	—	519,218
Loans held for investment, at fair value	—	337,833	10,858,845	—	11,196,678
Derivatives, at fair value	117	7,146	—	(7,146)	117

Liabilities:
Secured Financing Agreement, at fair value	—	319,456	—	—	319,456
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,984,495	—	6,984,495
Derivatives, at fair value	—	—	—	—	—

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at December 31, 2025 and December 31, 2024.

Fair Value Level 3 Rollforward - Assets
	For the Year Ended				For the Year Ended
	December 31, 2025				December 31, 2024
	(dollars in thousands)
	Non-Agency RMBS	Interests in MSR Financing Receivables	Loans held for investment	Derivatives	Non-Agency RMBS	Loans held for investment
Beginning balance Level 3	$1,064,169	$—	$10,858,845	$—	$1,043,806	$11,125,052
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—
Capital contribution	—	38,221	—	—	—	—
Purchases of assets	1,289	—	—	5,073	97,646	759,900
Principal payments	(92,195)	—	(1,198,667)	—	(74,091)	(1,184,167)
Sales and Settlements	(165,029)	—	(174,471)	—	—	(3,441)
Servicer advances	—	2,145	—	—	—	—
Net accretion (amortization)	27,792	—	(5,058)	—	34,267	(39,490)
Amortization of MSR loan pool	—	(3,930)	—	—	—	—
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(15,705)	—	—	—	(9,869)	—
Realized gains (losses) on sales and settlements	(16,103)	—	(18,254)	—	—	—
Interest income from investment in MSR financing receivables	—	4,451	—	—	—	—
Net unrealized gains (losses) included in income	26,221	(3,592)	265,868	(1,218)	(1,391)	200,991
Total unrealized gains (losses) for the period	(13,152)	—	—	—	(26,199)	—
Ending balance Level 3	$817,287	$37,295	$9,728,264	$3,855	$1,064,169	$10,858,845

Fair Value Level 3 Rollforward - Liabilities
	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$6,984,495	$7,601,881
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Transfer due to consolidation/deconsolidation	—	—
Issuance of debt	1,011,244	340,096
Principal payments	(1,161,220)	(1,170,579)
Sales and Settlements	(382,110)	—
Net (accretion) amortization	21,837	17,039
(Gains) losses included in net income
Other than temporary credit impairment losses	—	—
Realized (gains) losses on sales and settlements	(2,142)	—
Net unrealized (gains) losses included in income	249,197	196,058
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$6,721,302	$6,984,495

There were no transfers in or out from Level 3 during the year ended December 31, 2025 and December 31, 2024, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, prepayment rate, constant default rate, and the loss severity. The significant unobservable inputs used in the fair value measurement of the Company’s IRLC are the pull-through rates.

The fair value amounts have been estimated by management using available market information and appropriate valuation methodologies. Considerable judgment is required to interpret market data to develop the estimates of fair value in both inactive and orderly markets. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of December 31, 2025 and December 31, 2024 follows. The weighted average discount rates are based on fair value.

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5%-20%	6.1%	6%-25%	6.8%	0%-7%	1.2%	26%-54%	29.0%
Subordinated	0%-15%	8.6%	6%-24%	9.1%	0%-3%	0.8%	20%-50%	32.0%
Interest-only	9%-100%	9.9%	6%-25%	7.0%	0%-13%	0.8%	0%-84%	28.4%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% -10%	6.6%	6% -20%	6.6%	0% -13%	1.2%	25% -86%	30.0%
Subordinated	0% -15%	8.5%	6% -20%	8.1%	0% -3%	0.7%	25% -50%	33.1%
Interest-only	9% -100%	11.8%	6% -25%	7.0%	0% -7%	0.9%	0% -83%	29.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of December 31, 2025 and December 31, 2024 follows:

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	4%-8%	5.4%	6%-20%	8.1%	0%-4%	0.5%	20%-50%	33.9%

	December 31, 2024
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5%-9%	6.0%	6%-15%	7.5%	0%-5%	0.6%	20%-55%	35.5%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of December 31, 2025 and December 31, 2024, include coupon, FICO score at origination, loan-to-value, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of December 31, 2025 and December 31, 2024 follows:

	December 31, 2025	December 31, 2024
Factor:
Coupon
Base Rate	5.5%	6.2%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	665	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	78%	78%

Loan Characteristics:
Occupancy
Owner Occupied	86%	86%
Investor	9%	9%
Secondary	5%	5%
Property Type
Single family	78%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	19%	19%

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

Sensitivity of Significant Inputs for IRLC - Pull-through Rates

Interest rate lock commitments do not trade in an active market. Accordingly, the Company estimates the fair value of IRLCs based on the price an investor would be expected to pay to acquire such commitments, using current secondary market pricing for mortgage loans with similar characteristics.

The valuation incorporates observable market inputs, including loan type, underlying loan balance, borrower credit score, loan-to-value ratio, note rate, loan program, expected loan sale date, and prevailing market conditions. The estimated fair value is adjusted at the individual loan level to reflect the servicing release premium, investor-specific pricing adjustments applicable to each loan, and the estimated direct costs required to convert the IRLC into a funded loan.

The resulting base value is further adjusted for the anticipated pull-through rate, which represents the probability that a locked loan will ultimately fund. The anticipated pull-through rate is an unobservable input derived from the Company’s historical funding experience and current pipeline characteristics. An increase in the anticipated pull-through rate results in an increase in the estimated fair value of IRLCs, while a decrease in the anticipated pull-through rate results in a decrease in estimated fair value. Due to the significance of this unobservable input, IRLCs are classified as Level 3 within the fair value hierarchy.

December 31, 2025
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$3,855	Market Pricing	Pull-through Rate	10% - 95%	70.0%

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at December 31, 2025 and December 31, 2024.

	December 31, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$70,191	$70,191
Secured financing agreements	2	5,732,519	5,767,481
Securitized debt, collateralized by Non-Agency RMBS	3	66,579	45,172
Long term debt	2	251,528	262,239
(1) Included in Other assets on the Consolidated Statements of Financial Condition

	December 31, 2024
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$63,947	$63,947
Secured financing agreements	2	2,504,915	2,534,652
Securitized debt, collateralized by Non-Agency RMBS	3	71,247	49,022
Long term debt	2	134,646	140,563
(1) Included in Other assets on the Consolidated Statements of Financial Condition

7. Secured Financing Agreements

Secured financing agreements include short-term repurchase agreements with original maturity dates of less than one year, long-term financing agreements with original maturity dates of more than one year, loan warehouse credit facilities collateralized by loans acquired by the Company that are classified as repurchase agreements, and loan warehouse credit facilities used to fund, and secured by, the residential mortgage loans originated by the Company which are classified as loans held-for-sale. The Company accounts for repurchase agreements and other similar collateralized financing arrangements as secured borrowings. Under its repurchase agreements and other forms of collateralized financing, the Company pledges financial assets as collateral to secure the related borrowings, generally in an amount equal to a specified percentage of the fair value of the pledged assets. The Company retains beneficial ownership of the pledged assets, including the right to receive principal and interest cash flows, subject to the terms of the respective agreements.

At December 31, 2025 and December 31, 2024, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The

maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the unpaid principal balance of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to drop. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a drop in the fair value of the collateral pledged or until the drop is greater than a threshold. At December 31, 2025 and December 31, 2024, the Company had $890 million and $853 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At December 31, 2025 and December 31, 2024, the Company had $402 million and $512 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the drop in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At December 31, 2025 and December 31, 2024, the Company pledged $17 million of margin cash collateral to the Company's secured financing agreement counterparties. At December 31, 2025, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, Loans-held for sale was 7.3% and Non-Agency RMBS and Loans held for investment was 27.1%. At December 31, 2024, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 5.1%, Agency CMBS was 5.5% and Non-Agency RMBS and Loans held for investment was 26.0%.

At December 31, 2025, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million. At December 31, 2024, the Company had amounts at risk with Nomura of 20% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 108 days. The amount at risk with Nomura was $512 million.

Investment Portfolio Covenants

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to fail to comply with any of these covenants within the next twelve months. The Company has a total of $2.4 billion unused uncommitted warehouse credit facilities as of December 31, 2025.

Residential Origination Covenants

The Residential Origination segment has seven warehouse financing facilities under Master Repurchase Agreements (“MRA”) with various lenders. These warehouse facilities are used to fund, and are secured by, the residential mortgage loans originated by the Company which are classified as loans held-for-sale. Two of the MRAs required the establishment of the LLCs to facilitate the warehouse fundings. These LLCs are consolidated as part of the Company’s consolidated financial statements. The Master Repurchase Agreements contain various affirmative, negative, and financial covenants. The covenants include leverage restrictions, minimum levels of liquidity and net worth, and profitability. The Company was in compliance with these covenants as of December 31, 2025. These financing agreements are non-recourse to the Company's other segments and operations, and do not contain cross-default or cross-collateralization provisions.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of December 31, 2025 and December 31, 2024 were:

	December 31, 2025	December 31, 2024
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$3,257,275	$402,644
Agency CMBS (in thousands)	30,918	29,123
Loans held for sale	801,727	N/A
Non-Agency RMBS and Loans held for investment (in thousands) (1)	1,948,416	2,410,393
Total	$6,038,336	$2,842,160

MBS pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$3,412,955	$423,768
Agency CMBS (in thousands)	27,839	29,146
Loans held for sale	891,937	N/A
Non-Agency RMBS and Loans held for investment (in thousands)	3,020,818	3,633,183
Total	$7,353,549	$4,086,097

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$1,830,021	$540,735
Agency CMBS (in thousands)	30,509	35,555
Loans held for sale	620,654	N/A
Non-Agency RMBS and Loans held for investment (in thousands)	2,321,499	2,370,931
Total	$4,802,683	$2,947,221

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	3.99%	4.83%
Agency CMBS	4.04%	4.77%
Loans held for sale	5.84%	N/A
Non-Agency RMBS and Loans held for investment	6.43%	6.78%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	26 Days	16 Days
Agency CMBS	8 Days	8 Days
Loans held for sale	218 Days	N/A
Non-Agency RMBS and Loans held for investment	278 Days	237 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	48 Days	43 Days
Agency CMBS	35 Days	33 Days
Loans held for sale	218 Days	N/A
Non-Agency RMBS and Loans held for investment	299 Days	267 Days
(1) The values for secured financing agreements in the table above is net of $271 thousand of deferred financing costs as of December 31, 2025.

At December 31, 2025 and December 31, 2024, the secured financing agreements collateralized by MBS and Loans held for investment had the following remaining maturities and borrowing rates.

	December 31, 2025			December 31, 2024
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	2,630,804	4.15%	3.93% - 6.76%	642,358	5.61%	4.66% - 7.52%
30 to 59 days	781,654	4.86%	3.94% - 6.54%	959,559	7.79%	5.34% - 12.50%
60 to 89 days	722,995	4.75%	3.90% - 6.54%	318,750	5.58%	4.87% - 7.02%
90 to 119 days	263,081	6.78%	5.37% - 6.97%	51,416	6.38%	5.51% - 6.77%
120 to 180 days	96,153	5.47%	5.36% - 6.54%	123,072	6.15%	5.82% - 6.77%
180 days to 1 year	810,443	6.03%	4.77% - 8.38%	409,760	6.79%	5.80% - 7.49%
1 to 2 years	733,206	6.79%	4.98% - 8.15%	—	N/A	N/A
2 to 3 years	—	—%	—% - —%	337,245	5.02%	5.02% - 5.02%
Total	$6,038,336	5.02%		$2,842,160	6.48%
(1) The values for secured financing agreements in the table above is net of $271 thousand of deferred financing costs as of December 31, 2025.

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at December 31, 2025 and December 31, 2024 was $306 million and $337 million, respectively. The fair value of collateral pledged was $360 million and $383 million as of December 31, 2025 and December 31, 2024, respectively. The Company carries this secured financing instrument at fair value of $299 million and $319 million as of December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%. At December 31, 2025 and December 31, 2024, the haircut for the secured financing agreements at fair value was 7.5%. At December 31, 2025, the maturity on the secured financing agreements at fair value was more than two years.

8. Securitized Debt

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

Securitized Debt Collateralized by Non-Agency RMBS

At December 31, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At December 31, 2025 and December 31, 2024, the debt carried a weighted average coupon of 6.7%. As of December 31, 2025, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the year ended December 31, 2025 and 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at December 31, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$8	$—
One to Three Years	145	13
Three to Five Years	4	—
Greater Than Five Years	28	13
Total	$185	$26

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

Securitized Debt Collateralized by Loans Held for Investment

At December 31, 2025 and December 31, 2024, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $7.1 billion and $7.6 billion, respectively. At December 31, 2025 and December 31, 2024, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.7% and 3.5%, respectively. As of December 31, 2025, the maturities of the debt range between the years 2038 and 2099.

During the year ended December 31, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $384 million for $382 million. These transactions resulted in net gain on extinguishment of debt of $2 million. The Company did not acquire any securitized debt collateralized by loans held for investment during the year ended December 31, 2024.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at December 31, 2025 and December 31, 2024, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Within One Year	$1,194,768	$1,288,028
One to Three Years	1,960,648	2,091,147
Three to Five Years	1,802,112	1,937,868
Greater Than Five Years	2,123,842	2,253,020
Total	$7,081,370	$7,570,063

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of December 31, 2025, excluding any debt issued by the Company where the Company only has a clean-up call.

December 31, 2025
(dollars in thousands)
Year	Principal
Currently callable	$3,753,430
2026	606,703
2027	1,062,302
2028	742,233
Total	$6,164,668

9. Long Term Debt
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

At December 31, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At December 31, 2025, the unamortized deferred debt issuance cost was $8 million. The net interest expense was $17 million for the year ended December 31, 2025. At December 31, 2024, the outstanding principal amount of these notes was $140 million and the accrued interest payable on this debt was $2 million. At December 31, 2024, the unamortized deferred debt issuance cost was $5 million. The net interest expense was $7 million for the year ended December 31, 2024. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029, August 15, 2029, and August 15, 2030 for the 9.00% Notes, 9.25% Notes, and 8.875% Notes, respectively.

10. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the year ended December 31, 2025, the Company consolidated approximately $934 million unpaid principal balance of seasoned reperforming residential mortgage loans. During the year ended December 31, 2024, the Company consolidated approximately $468 million unpaid principal balance of seasoned reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. Additionally, the Company owns variable interests in entities that invest in Interests in MSR financing receivables. These entities are VIEs because they do not have sufficient equity at risk to finance their activities and the Company has the right to direct the activities of the VIE that most significantly impact its economic performance and hold substantially all of the variable interests in the entities. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of December 31, 2025 and December 31, 2024.

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$210,185	$229,343
Loans held for investment, at fair value	8,921,357	9,671,731
Accrued interest receivable	44,455	50,305
Other assets	22,451	18,715
Interests in MSR financing receivables	16,895	—
Total Assets:	$9,215,343	$9,970,094

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$66,579	$71,247
Securitized debt at fair value, collateralized by Loans held for investment	6,442,871	6,671,471
Accrued interest payable	22,887	21,803
Other liabilities	1,554	1,984
Total Liabilities:	$6,533,891	$6,766,505
(1) December 31, 2025 and December 31, 2024 balances includes allowance for credit losses of $17 million and $10 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$557,046	$640,499	$593,384
Interest expense, Non-recourse liabilities of VIEs	(283,722)	293,509	282,542
Net interest income	$840,768	$346,990	$310,842

Increase (decrease) in provision for credit losses	$6,401	$3,889	$(4,367)

Interest income from investment in MSR financing receivable	$709	$—	$—

Servicing fees	$22,857	$26,281	$28,301

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

The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2025, ranged from less than $1 million to $22 million with an aggregate amount of $607 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2024, ranged from less than $1 million to $21 million, with an aggregate amount of $835 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $582 million and $830 million at December 31, 2025 and December 31, 2024, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

11. Interests in MSR Financing Receivables

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

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty to utilize leverage on the MSRs to which the Company’s MSR financing receivables are referenced, or to finance the purchase of additional MSRs. As of December 31, 2025, the Company’s counterparty had drawn $58.5 million of financing secured by the MSRs to which the Company’s interests in MSRs are referenced.

The Company accounts for transactions executed under its arrangement with the mortgage servicing counterparty as financing transactions and reflects the associated financing receivables in the line item “Interests in MSR financing receivables” on its Consolidated Statements of Financial Condition. The Company has elected to account for its Interests in MSR financing receivables at fair value with changes in fair value that are not attributed to interest income recognized as a component of “Net unrealized gains on financial instruments at fair value” in the accompanying Consolidated Statements of Operations. Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when received. The Company will record the income related to distributions (cash received) as “Interest income from investment in MSR financing receivables, net” in the accompanying Consolidated Statements of Operations. The Company recognized interest income from investment in MSR financing receivables, net, of $520 thousand for the year ended December 31, 2025.

As of December 31, 2025, the fair value of the Company’s interests in MSR financing receivables was $37 million. The following table presents activity related to the carrying value of the Company’s investments in MSR financing receivables for the periods indicated:

For the Year Ended
December 31, 2025
(dollars in thousands)
Balance at period beginning	$—
Purchases	38,221
Capital distribution	—
Interest income from investment in MSR financing receivables	4,451
Amortization of MSR loan pool	(3,930)
Changes in unrealized gains (losses)	(3,592)
Servicer advances	2,145
Balance at period end	$37,294

12. Derivative Instruments

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

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS or cash pledged as collateral for these derivative instruments. The Company periodically monitors the credit profiles of its counterparties to determine if it is exposed to counterparty credit risk. See Note 17 for further discussion of counterparty credit risk.

The Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. The estimated fair value of the Company’s IRLCs was $4 million as of December 31, 2025. Total gains, inclusive of both realized and unrealized amounts, is included in the Company’s Gain on origination and sale of loans, net, within the accompanying Consolidated Statements of Operations.

Interest Rate Swaps

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on the Company’s interest rate swaps was less than 6 years. During the year ended December 31, 2025, the Company had net realized losses of $26 million related to the interest rate swaps.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2024 was 3.56% and the weighted average receive rate was 4.49%. At December 31, 2024, the weighted average maturity on the Company’s interest rate swaps was less than one year.

The Company had net realized losses of 26 million related to swap terminations during the year ended December 31, 2025. The Company had a realized loss of $17 million related to the maturity of one swap during the year ended December 31, 2024.

Swap Futures

During the year ended December 31, 2025, the Company had Swap futures with a notional of $340 million. The Company had net realized losses of $2 million related to swap futures terminations during the year ended December 31, 2025. The Company did not have any Swap futures during the year ended December 31, 2024.

Swaptions

During the year ended December 31, 2025, the Company had swaptions with a notional of $600 million. The Company had net realized losses of $6 million related to swaptions during the year ended December 31, 2025. During the year ended December 31, 2024, the Company exercised three swaption contracts, each with $500 million notional, and entered into three one-year swaps, each with $500 million notional and a weighted average fixed pay rate of 3.56%. During the year ended December 31, 2024, the Company did not have any swaption terminations.

Interest Rate Cap

During the year ended December 31, 2025, the Company entered into an interest rate cap. The Company paid $7 million for a $1.0 billion notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. At December 31, 2024, the Company held no interest rate caps.

Treasury Future Contracts

For the Investment Portfolio segment, during the year ended December 31, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For the Investment Portfolio segment, during the year ended December 31, 2024, the Company entered into 1,391 short 5-year and 1,684 short 5-year U.S. Treasury futures contract with a notional of $139 million and $168 million, respectively, which it subsequently covered for a net realized loss of $5 million. Additionally, the Company covered and reopened their existing open 2-year U.S Treasury futures contract position for a realized gain of $641 thousand. The Company is short 1,000 2-year U.S. Treasury futures contract at December 31, 2024.

For the Residential Origination segment, during the year ended December 31, 2025, the Company entered into 360 short 5-year and 1,400 short 2-year U.S. Treasury futures contract with notional amounts of $36 million and $280 million respectively, which it subsequently covered for net realized gain of $31 thousand. The Company is short 197 5-year and 765 2-year U.S. Treasury futures contracts at December 31, 2025.

Interest Rate Lock Commitments

For the Residential Origination segment, the Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. At December 31, 2025, the notional amount of the locked pipeline was $200 million with a fair value of $4 million.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 17 for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of December 31, 2025 and December 31, 2024.

		December 31, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps (1)	$3,014,000	Derivatives, at fair value	$21,158	Derivatives, at fair value	$—
Swap futures	340,000	Derivatives, at fair value	57	Derivatives, at fair value	(1,759)
Swaptions	600,000	Derivatives, at fair value	117	Derivatives, at fair value	—
Interest rate cap	1,000,000	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	172,700	Derivatives, at fair value	—	Derivatives, at fair value	—
Interest rate lock commitments	$199,828	Derivatives, at fair value	3,855	Derivatives, at fair value	—
Total	$5,326,528		$25,187		$(1,759)
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

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively, is presented below.

		Net gains (losses) on derivatives For the Years Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	December 31, 2025	December 31, 2024	December 31, 2023
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on derivatives	23,521	$4,224	$497
Interest rate swaps	Realized gains (losses) on derivatives	(25,774)	(17,317)	(45,226)
Interest rate swaps	Periodic interest on derivatives, net	14,644	23,780	17,167
Swap futures	Net unrealized gains (losses) on derivatives	(4,618)	—	—
Swap futures	Realized gains (losses) on derivatives	(2,037)	—	—
Swap futures	Periodic interest on derivatives, net	2,860	—	—
U.S. Treasury futures	Realized gains (losses) on derivatives	82	117	—
U.S. Treasury futures	Net unrealized gains (losses) on derivatives	(117)	(4,223)	(6,344)
Swaptions	Net unrealized gains (losses) on derivatives	(1,045)	(1,378)	(6,908)
Swaptions	Net realized gains (losses) on derivatives	(5,623)	—	10,613
Interest rate cap	Net unrealized gains (losses) on derivatives	(7,369)	—	—
Interest rate cap	Periodic interest on derivatives, net	2,871	—	—
U.S. Treasury futures	Gain on origination and sale of loans, net	31	—	—
Interest rate lock commitments	Gain on origination and sale of loans, net	(1,218)	—	—

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

13. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $12 million, or $2.00 per preferred share, during the years ended December 31, 2025 and December 31, 2024, respectively.

The Company declared dividends to Series B preferred stockholders of $33 million, or $2.57 per preferred share, during the year ended December 31, 2025. The Company declared dividends to Series B preferred stockholders of $34 million, or $2.59 per preferred share, during the year ended December 31, 2024.

The Company declared dividends to Series C preferred stockholders of $21 million, or $2.02 per preferred share, during the year ended December 31, 2025. The Company declared dividends to Series C preferred stock holders of $20 million, or $1.94 per preferred share, during the year ended December 31, 2024.

The Company declared dividends to Series D preferred stockholders of $20 million, or $2.50 per preferred share, during the year ended December 31, 2025. The Company declared dividends to Series D preferred stockholders of $20 million, or $2.55 per preferred share, during the year ended December 31, 2024.

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

The Company did not repurchase any of its common stock during the year ended December 31, 2025 and 2024. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of December 31, 2025.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the years ended December 31, 2025 and 2024. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of December 31, 2025.
During year ended December 31, 2025, the Company declared dividends to common shareholders of per share and $123 million or $1.48 per share, respectively. During the year ended December 31, 2024, the Company declared dividends to common shareholders of $117 million, or $1.42 per share, respectively.

Earnings per Share (EPS)

EPS for the years ended December 31, 2025, 2024, and 2023 are computed as follows:

	For the Years Ended
	December 31, 2025	December 31, 2024	December 31, 2023
	(dollars in thousands, except share and per share data)
Numerator:
Net income available to common shareholders - Basic	$144,468	$90,329	$52,354
Effect of dilutive securities:	—	—	—
Net income available to common shareholders - Diluted	$144,468	$90,329	$52,354

Denominator:
Weighted average basic shares	82,175,111	80,976,745	76,685,785
Effect of dilutive securities	1,767,593	1,180,877	853,503
Weighted average dilutive shares	83,942,704	82,157,622	77,539,289

Net income per average share attributable to common stockholders - Basic	$1.76	$1.12	$0.68
Net income per average share attributable to common stockholders - Diluted	$1.72	$1.10	$0.68

There were no anti-dilutive shares as of years ended December 31, 2025, 2024, and 2023.

14. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the year ended December 31, 2025 and 2024:

	December 31, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(20,436)	(20,436)
Amounts reclassified from AOCI	7,282	7,282
Net current period OCI	(13,154)	(13,154)
Balance as of December 31, 2025	$146,295	$146,295

	December 31, 2024
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2023	$185,668	$185,668
OCI before reclassifications	(26,219)	(26,219)
Amounts reclassified from AOCI	—	—
Net current period OCI	(26,219)	(26,219)
Balance as of December 31, 2024	$159,449	$159,449

The amounts reclassified from AOCI balance comprised of $7 million net unrealized losses on available-for-sale securities sold for the year ended December 31, 2025. There were no amounts reclassified from AOCI during the year ended December 31, 2024.

15. Equity Compensation, Employment Agreements and other Benefit Plans

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

As of December 31, 2025, approximately 4 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At December 31, 2025 and December 31, 2024, there are approximately 92 thousand and 124 thousand shares for which payments have been deferred until separation or a date elected by the participant, respectively. At December 31, 2025 and December 31, 2024, there are approximately 269 thousand and 229 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the year ended December 31, 2025 and 2024, the Company granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 1 million RSU awards during the year ended December 31, 2025 with a grant date fair value of $16 million which includes stock grants to both Chimera and HomeXpress employees for the 2025 performance year. The Company granted 245 thousand RSU awards during the year ended December 31, 2024 with a grant date fair value of $5 million for the 2024 performance year.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee adopted the Award Plan, pursuant to which the Company reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the Award Plan. The Company issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the year ended December 31, 2025 and 2024, include a three-year performance period ending on December 31, 2027 and December 31, 2026, respectively. For the PSU awards granted during the year ended December 31, 2025, and 2024, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the year ended December 31, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million. For the year ended December 31, 2024, the Company granted 179 thousand PSU awards to senior management with a grant date fair value of $3 million.

Restricted Stock Awards Unvested Shares Outstanding

The following table presents information with respect to the Company's restricted stock awards during the years ended December 31, 2025 and December 31, 2024.

	For the Years Ended
	December 31, 2025		December 31, 2024
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares outstanding - beginning of period	996,083	$20.54	1,203,258	$27.35
Granted	1,507,822	13.58	600,136	17.71
Vested	(287,929)	21.03	(425,813)	25.93
Forfeited	(256,678)	21.97	(381,498)	36.24
Unvested shares outstanding - end of period	1,959,298	$14.68	996,083	$20.54

The forfeited amounts above includes shares forfeited by employees to pay taxes of approximately 248 thousand shares and 369 thousand shares for the years ended December 31, 2025 and December 31, 2024, respectively.

The Company recognized stock-based compensation expense of $11 million which includes stock grants to both Chimera and HomeXpress employees for the year ended December 31, 2025. The Company recognized stock-based compensation expense of $8 million for the year ended December 31, 2024.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $23,500 if under the age of 50 years and an additional $7,500 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the year ended December 31, 2025 was $1 million. The 401(k) expenses related to the Company’s qualified plan for the quarter and year ended December 31, 2024 was $496 thousand, respectively.

16. Income Taxes

For the year ended December 31, 2025, the Company qualified to be taxed as a REIT under Code Sections 856 through 860. As a REIT, the Company is not subject to U.S. federal income tax to the extent that it makes qualifying distributions of taxable income to its stockholders. To maintain qualification as a REIT, the Company must distribute at least 90% of its annual REIT taxable income (subject to certain adjustments) to its shareholders and meet certain other requirements such as assets it may hold, income it may generate and its shareholder composition. It is generally the Company’s policy to distribute to its shareholders all of the Company’s taxable income.

The state and local tax jurisdictions in which the Company is subject to tax-filing obligations recognize the Company’s status as a REIT and, therefore, the Company generally does not pay income tax in such jurisdictions. The Company may, however, be subject to certain minimum state and local tax filing fees and its TRSs are subject to U.S. federal, state, and local taxes.

The components of income (loss) before income taxes were attributable to the following regions:

December 31, 2025	December 31, 2024
(dollars in thousands)

Current Expense (Benefit):
U.S. Federal	$1,550	$60
U.S. State and Local	863	(11)
Total Current Income Tax (Benefit) Provision	2,413	49

Deferred Expense (Benefit):
U.S. Federal	(3,705)	—
U.S. State and Local	3,560	—
Total Deferred Income Tax (Benefit) Provision	(145)	—

Total Expense (Benefit):
U.S. Federal	(2,155)	60
U.S. State and Local	4,423	(11)
Total Income Tax (Benefit) Provision	$2,268	$49

Income tax expense relates solely to the activities of the Company’s TRSs.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and December 31, 2024 are as follows:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Deferred Tax Assets
Reserves	$1,546	$—
Accrued Expenses	336	—
Property and Equipment	109	—
Lease Liability	293	—
Nondeductible Interest Expense	4,649	3,604
Net Operating Losses ("NOLs")	97,255	107,089
State Taxes	245	—
Other	135	—
Deferred Tax Assets, Gross	104,568	110,693
Valuation Allowance	(102,182)	(110,693)
Total Deferred Tax Assets, Net	2,386	—

Deferred Tax Liabilities
Right-Of-Use Asset	(293)	—
Intangibles	(24,808)	—
Total Deferred Tax Liabilities	(25,101)	—

Total Deferred Tax Asset (Liability)	$(22,715)	$—

A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, the Company has recorded a valuation allowance of $102 million related to certain deferred tax assets of its TRSs. The NOLs and interest disallowed under Code Section 163(j) are subject to an indefinite carryforward period to the extent not utilized.

The following table reconciles the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2025 and December 31, 2024:

December 31, 2025	December 31, 2024
(dollars in thousands)

	Amount	Percent	Amount	Percent
US Federal Statutory Income Tax Rate	$48,881	21.00%	$36,984	21.00%
Domestic Federal Reconciling Items:
Non-Taxable and Nondeductible Items:
Non-Taxable REIT Income	(49,497)	(21.27)%	(40,571)	(23.03)%
Unrealized Gain/(Losses)	2,960	1.27%	—	—
Transaction Costs	2,108	0.91%	—	—
Changes in Valuation Allowance	(7,302)	(3.14)%	3,435	1.95%
Other	1,164	0.50%	201	0.11%
State and Local Taxes, Net of Federal Benefit	3,954	1.70%	—	—
Total	$2,268	0.97%	$49	0.03%

The effective tax rate for the year ended December 31, 2025 was 0.97%, compared with 0.03% for the year ended December 31, 2024. The effective tax rate for the years ended December 31, 2025 differed from the U.S. federal statutory rate of 21.0% primarily due to the deduction of dividend distributions under Code Section 857(a) and the change in valuation allowance. The effective tax rates for the year ended December 31, 2024 differed from the U.S. federal statutory rate of 21.0% primarily due to the deduction of dividend distributions under Code Section 857(a) and the change in valuation allowance related to the remeasurement of NOLs and non-deductible interest expense carryforwards.

The Company and its TRSs file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company does not expect have any unrecognized tax benefits and does not expect any changes within the next twelve months. The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2022, remain open for examination.

Net cash paid (refunds received) for income taxes consisted of the following:

December 31, 2025
(dollars in thousands)
US Federal	$2,287
State and Local Jurisdictions:
California	1,000
Other*	243
Subtotal	1,243
Total	$3,530
*The amount of income taxes paid during the year does not meet the five percent disaggregation threshold.

17. Credit Risk and Interest Rate Risk

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

The Company's secured financing transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or in the event of bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or in the event of bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our Consolidated Statements of Financial Condition as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(6,031,182)	$—	$(6,031,182)	$7,353,549	$16,968	$1,339,335
Interest rate swaps - Gross Assets	21,413	(255)	21,158	—	43,235	64,393
Interest rate swaps - Gross Liabilities	(115)	115	—	—	—	—
Swap futures - Gross Assets	57	—	57	—	5,857	5,914
Swap futures - Gross Liabilities	(1,759)	—	(1,759)	—	—	(1,759)
Swaptions - Gross Assets	3,927	(3,810)	117	—	(3,810)	(3,693)
Swaptions - Gross Liabilities	—	—	—	—	—	—
Interest rate cap - Gross Assets	115	(115)	—	—	(440)	(440)
Interest rate cap - Gross Liabilities	—	—	—	—	—	—
Interest Rate Lock - Gross Assets	3,855	—	3,855	—	—	3,855
Interest Rate Lock - Gross Liabilities	—	—	—	—	—	—
Total	$(6,003,689)	$(4,065)	$(6,007,754)	$7,353,549	$61,810	$1,407,605
(1) Included in Other assets

	December 31, 2024
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(2,824,371)	$—	$(2,824,371)	$4,086,097	$17,340	$1,279,066
Interest Rate Swaps - Gross Assets	3,754	(3,754)	—	—	—	—
Interest Rate Swaps - Gross Liabilities	—	—	—	—	(13,486)	(13,486)
Treasury Futures - Gross Assets	117	—	117	—	—	117
Treasury Futures - Gross Liabilities	—	—	—	—	1,098	1,098
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	3,391	(3,391)	—	—	(399)	(399)
Total	$(2,817,109)	$(7,145)	$(2,824,254)	$4,086,097	$4,554	$1,266,396
(1) Included in Other assets

18. Commitments and Contingencies

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

At the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs to which its Interests in MSR financing receivables as of December 31, 2025, the Company’s mortgage servicing counterparty has a $100 million credit facility that is secured by its MSRs including MSRs to which the Company’s interests in MSR financing receivables are referenced. As of December 31, 2025, the mortgage servicing counterparty had drawn $58.5 million of availability under its credit facility. As of December 31, 2025, the Company had the ability to utilize approximately 41.5% of its mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, the mortgage servicing counterparty can obtain advances of up to 65% of the fair value of the MSR collateral value pledged. Under the mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, the Company would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If the Company were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which the Company’s MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of the Company’s interests in MSR financing receivables. Draws under the facility bear interest at term SOFR plus 3.00% with a floor of 5.50% and a maturity date of July 31, 2027 with a one-year borrower extension option.

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

Repurchase reserves

When the Company sells mortgage loans it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including, but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state, and local law. The whole loan sale agreements generally require the Company to repurchase loans if a representation or warranty is breached. In addition, the Company also could be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss. The Company’s loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. In such event, the Company may have the right to seek a recovery of related repurchase losses from the referring mortgage broker.

In the case of early loan payoffs and early defaults on certain loans, the Company may be required to repay all, or a portion, of the premium initially paid by the investor. The estimated obligation associated with early loan payoffs and early defaults is calculated based on current market conditions and historical loss experience by type of loan.

The Company records a provision or a benefit for losses relating to such representations and warranties as part of its loan sale transactions. The provision for estimated repurchase losses and premium recaptures is included in Gain on origination and sale of loans, net, on the accompanying Consolidated Statements of Operations. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and loan repurchase rates, the potential severity of loss in the event of default including any loss on sale or liquidation of the repurchased loan, and the probability of reimbursement by the referring mortgage broker. The Company establishes a liability at the time loans are sold and updates its estimated repurchase liability based on actual and industry performance characteristics, and loan decrement (amortization and prepayment) estimates. The level of the repurchase liability is difficult to estimate and requires considerable management judgment. Given that the level of mortgage loan repurchase losses is dependent on economic factors, investor demands for loan repurchases and other external conditions that may change over the lives of the underlying loans, market expectations around losses related to the Company’s obligations could vary significantly from the obligation recorded as of the balance sheet dates.

The settlements, net, for the years ended December 31, 2025, were primarily related to the repayment of premiums on early loan payoffs. Repurchase reserves are included within Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

The activity related to the Company’s loan repurchase reserves for previously sold loans for the year ended December 31, 2025, is as follows:

For the Year Ended
December 31, 2025
(dollars in thousands)
Beginning Balance	$—
Acquired during period	3,427
Provision (Benefit)	1,357
Pushdown accounting adjustment	1,263
Settlements, net	(266)
Ending Balance	$5,780

19. Business Combination

On October 1, 2025, the Company, through its wholly-owned subsidiary CIM Funding TRS, completed the previously announced acquisition of HomeXpress, pursuant to that certain Stock Purchase Agreement (the “Stock Purchase Agreement”), dated June 11, 2025 and amended as of August 5, 2025, by and among CIM Funding TRS (as assignee of the rights and obligations of the Company) and the Sellers referred to therein (the “HomeXpress Acquisition”) to acquire all issued and outstanding equity interests of HX Holdco Corp. HomeXpress is a leading originator of consumer Non-QM, investor business purpose, and other non-Agency mortgage loan products, as well as an originator of Agency mortgage loans with a nationwide presence across 46 states and D.C.

The acquisition met the requirements to be considered a business combination under ASC 805. As such, the HomeXpress Acquisition was accounted for using the acquisition method of accounting. CIM Funding TRS was considered the acquirer of HomeXpress for accounting purposes. HomeXpress’ assets and liabilities, affected for adjustments to reflect fair market values assigned to assets purchased and liabilities assumed, and results of operations, are included in the Company’s consolidated financial statements from the acquisition date.

The purchase price was allocated to the tangible and identifiable intangible assets based on their estimated fair market values at the acquisition date as required under ASC 805. The excess of the fair value of the net identifiable assets over the purchase price was recorded as goodwill.

The fair value of the aggregate consideration transferred was $272 million. The total consideration for the HomeXpress Acquisition consisted of (i) cash of $124 million, representing the Adjusted Book Value of HomeXpress as of September 30, 2025, (ii) the cash premium of $120 million, and (iii) the issuance of 2,077,151 shares of the Company's common stock.

The Company incurred approximately $10 million of acquisition-related expenses recognized in Transaction expense in the Consolidated Statements of Operations.

The following table sets forth the acquisition date fair value of the assets acquired and liabilities assumed in connection with the HomeXpress Acquisition.

Acquisition Date Fair Value (dollars in thousands)
Assets acquired:
Cash and cash equivalents	$55,638
Mortgage loans held-for-sale, at fair value	522,349
Intangible assets	100,300
Accrued interest receivable	4,346
Other assets	22,466
Derivatives, at fair value, net	5,139
Total assets acquired	710,238

Liabilities assumed:
Secured financing agreements	464,634
Accounts payable and other liabilities	46,971
Total liabilities assumed	511,605

Net assets acquired	198,633
Goodwill as of October 1, 2025	73,190
Total purchase consideration	$271,823

The excess of the purchase price over the fair value of the net identifiable tangible and intangible assets was recorded as goodwill and is not deductible for tax purposes. Goodwill is comprised of expected synergies for the combined operations, specialized processes and procedures, and the acquired workforce.

Below is a summary of the intangible assets acquired in the HomeXpress Acquisition:

	Fair Value (dollars in thousands)	Weighted Average Estimated Useful Life (in years)
Trade name	$11,500	10
Developed technology	10,500	9
Licenses	300	indefinite
Broker relationships	78,000	7
Total intangible assets	$100,300

The fair value for the trade name was determined using the relief from royalty approach, while the developed technology and licenses were valued using a replacement cost (cost to build) approach, and the broker relationships were valued using an income approach (multi period excess earnings method). All the intangible assets, except licenses, are subject to amortization. The intangible assets acquired subject to amortization have a weighted average useful life of 7.6 years.

From the date of acquisition throughout December 31, 2025, the Company’s Residential Origination segment reported net interest income of $3 million, gain on origination and sale of loans, net, of $21 million, and net income of $8 million which are included in the Consolidated Statements of Operations.

Unaudited Supplemental Pro Forma Financial Information

The following table presents unaudited pro forma combined net interest income, total other income, and net income for the years ended December 31, 2025 and 2024 prepared as if the HomeXpress Acquisition had been consummated on January 1, 2024 (in thousands):

	For the Year Ended
	December 31, 2025	December 31, 2024
	(dollars in thousands)
Net interest income	$275,442	$271,195
Total other income	186,965	102,401
Net income	$248,070	$218,531

The unaudited supplemental pro forma financial information reflects, among other things, financing adjustments, amortization of intangibles and transactions costs. The unaudited supplemental pro forma financial information has not been adjusted to reflect all conforming accounting policies. The unaudited supplemental pro forma financial information does not include any anticipated synergies or other anticipated benefits of the Acquisition and, accordingly, the unaudited supplemental pro forma financial information is not necessarily indicative of either future results of operations or results that might have been achieved had the HomeXpress Acquisition occurred on January 1, 2024.

20. Segment Reporting

In 2025, Chimera reevaluated the composition and number of its reportable segments based on changes in the significance of certain business activities, including the acquisition of HomeXpress, and the manner in which the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results and allocates resources. As a result of this reevaluation, the Company revised its presentation and composition of its reportable segments beginning in 2025.

Chimera conducts its business and generates substantially all of its revenues primarily in the U.S. through operating segments that have been aggregated into the following reportable segments based on similar economic characteristics and qualitative factors in accordance with ASC 280-10-50-11: (i) Investment Portfolio and (ii) Residential Origination.

The Company does not have revenue from any single customer that represented 10% or more of consolidated revenues for the year ended December 31, 2025.

Residential Origination segment

In conjunction with the HomeXpress acquisition (Note 19), the Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates consumer Non-QM, investor business purpose, and other Non-Agency and Agency mortgage loan products, and includes the related goodwill, intangible assets, and direct expenses, plus HomeXpress-related residential whole loans and real estate owned.

Investment Portfolio Segment

The Investment Portfolio segment consists of the Company’s investments and third-party advisory services activities, and is comprised of the Company’s investments and financial assets including (i) MSR Related Investments, (ii) Real Estate Securities, (iii) Properties and Residential Mortgage Loans, (iv) Consumer loans and (v) certain ancillary investments and equity method investments, as well as associated financing, hedging, and various allocable expenses. These activities were previously reflected within the Company’s single reportable segment prior to the 2025 segment reevaluation.

Chief Operating Decision Maker and Performance Measures

This segmentation aligns with the information reviewed by the Company’s CODM for purposes of performance assessment and resource allocation. The Company identifies its CODM as the Chief Executive Officer.

The CODM evaluates performance and makes investment and operating decisions based on each segment's contribution to net income. This measure is also used in the Company’s annual budgeting and forecasting process and in assessing budget-to-actual variances when allocating capital and personnel to the segments throughout the year.

The measure of segment profit or loss used by the CODM is net income. In evaluating segment performance, the CODM is regularly provided with information regarding certain significant expense categories that are included in this measure. Significant segment expenses that are regularly reviewed by the CODM include interest expense, compensation and benefits, mortgage origination and related costs, and general and administrative expenses that are directly attributable to the segments.

The following present, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses that are regularly reviewed by the CODM. Segment results are prepared on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated amounts below:

	For the Year Ended
	December 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$808,384	$12,959	$821,343
Interest expense	545,245	9,679	554,924
Net interest income	263,139	3,280	266,419

Increase in provision for credit losses	15,705	—	15,705

Other income (losses):
Net unrealized gains (losses) on derivatives	10,371	—	10,371
Realized losses on derivatives	(33,352)	—	(33,352)
Periodic interest on derivatives, net	20,375	—	20,375
Net gains (losses) on derivatives	(2,606)	—	(2,606)
Investment management and advisory fees	35,382	—	35,382
Interest income from investment in MSR financing receivables	520	—	520
Net unrealized gains on financial instruments at fair value	81,735	—	81,735
Net realized losses on sales of investments	(23,192)	—	(23,192)
Gains on extinguishment of debt	2,142	—	2,142
Other investment gains	5,733	—	5,733
Gain on origination and sale of loans, net	—	20,590	20,590
Total other income (losses)	99,714	20,590	120,304

Other expenses:
Compensation and benefits	46,490	10,212	56,702
General and administrative expenses	27,796	2,199	29,995
Servicing and asset manager fees	27,737	—	27,737
Amortization of intangibles and depreciation expenses	3,765	3,418	7,183
Transaction expenses	16,634	—	16,634
Total other expenses	122,422	15,829	138,251

Income before income taxes	224,726	8,041	232,767
Income tax expense (benefit)	2,721	(453)	2,268
Net income	222,005	8,494	230,499

Dividends on preferred stock	86,031	—	86,031

Net income available to common shareholders	$135,974	$8,494	$144,468

	As of
	December 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$14,676,908	$1,131,634	$15,808,542

Recasted prior-year segment information has not been presented as the Company reported a single reportable segment in 2024 and the Residential Origination segment was not part of the Company’s operations during that period.

21. Subsequent Events

The Company has evaluated subsequent events through the filing of this Annual Report on Form 10-K and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

22. Summarized Quarterly Results (Unaudited)

The following is a presentation of the results of operations for the quarters ended December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025.

	For the Quarters Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$220,328	$209,100	$201,297	$190,616
Interest expense	154,150	144,089	135,287	121,397
Net interest income	66,178	65,011	66,010	69,219
Increase in provision for credit losses	5,322	2,587	4,409	3,387
Other income (losses):
Net unrealized gains (losses) on derivatives	27,303	(7,907)	(2,554)	(6,469)
Realized gains (losses) derivatives	(17,495)	2,015	(17,954)	82
Periodic interest on derivatives, net	5,422	5,751	5,067	4,135
Net gains (losses) on derivatives	15,230	(141)	(15,441)	(2,252)
Investment management and advisory fees	9,128	8,509	8,810	8,936
Interest income from investment in MSR financing receivables	20	500	—	—
Net unrealized gains (losses) on financial instruments at fair value	(17,138)	(36,995)	6,971	128,895
Net realized gains (losses) on sales of investments	(23,268)	1,991	(1,915)	—
Gains on extinguishment of debt	20	—	—	2,122
Gain on origination and sale of loans, net	20,590	—	—	—
Other investment gains (losses)	1,252	1,945	2,953	(417)
Total other income (losses)	5,834	(24,191)	1,378	137,284
Compensation and benefits	18,202	13,756	11,660	13,085
General and administrative expenses	9,337	6,936	6,815	6,907
Servicing and asset manager fees	6,011	6,991	7,306	7,431
Amortization of intangibles and depreciation expenses	4,332	948	949	951
Transaction expenses	625	9,931	390	5,688
Total other expenses	38,507	38,562	27,120	34,062
Net income (loss)	$28,332	$(580)	$35,450	$167,297
Dividend on preferred stock	$21,831	$21,417	$21,426	$21,357
Net income (loss) available to common shareholders	$6,501	$(21,997)	$14,024	$145,940
Net income (loss) per common share-basic	$0.08	$(0.27)	$0.17	$1.79

The following is a presentation of the results of operations for the quarters ended December 31, 2024, September 30, 2024, June 30, 2024 and March 31, 2024.

	For the Quarters Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(dollars in thousands, except per share data)
Net Interest Income:
Interest income	$192,364	$195,295	$186,717	$186,574
Interest expense	126,540	128,844	119,422	121,468
Net interest income	65,824	66,451	67,295	65,106
Increase in provision for credit losses	4,448	358	3,684	1,347
Other income (losses):
Net unrealized gains (losses) on derivatives	276	(14,457)	11,955	5,189
Realized losses on derivatives	641	(4,864)	(17,317)	—
Periodic interest on derivatives, net	4,542	6,789	6,971	5,476
Net gains (losses) on derivatives	5,459	(12,532)	1,609	10,665
Investment management and advisory fees	2,710	—	—	—
Net unrealized gains (losses) on financial instruments at fair value	(181,197)	104,012	11,231	76,765
Net realized gains (losses) on sales of investments	(1,468)	—	—	(3,750)
Other investment gains	2,490	1,366	1,001	4,686
Total other income (losses)	(172,005)	92,846	13,841	88,366
Compensation and benefits	17,936	7,203	7,011	9,213
General and administrative expenses	5,597	5,610	6,276	5,720
Servicing and asset manager fees	7,328	7,334	7,470	7,663
Amortization of intangibles and depreciation expenses	321	—	—	—
Transaction expenses	4,707	2,317	—	67
Total other expenses	35,890	22,464	20,757	22,663
Net income (loss)	$(146,514)	$136,459	$56,664	$129,454
Dividend on preferred stock	$21,761	$22,787	$22,751	$18,438
Net income (loss) available to common shareholders	$(168,275)	$113,672	$33,913	$111,016
Net income (loss) per common share-basic	$(2.07)	$1.41	$0.42	$1.37

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
Date: February 18, 2026

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: February 18, 2026

Signatures	Title	Date

/s/ Phillip J. Kardis II	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 18, 2026
Phillip J. Kardis II

/s/ Subramaniam Viswanathan	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2026
Subramaniam Viswanathan

/s/ Gerard Creagh	Director	February 18, 2026
Gerard Creagh

/s/ Kevin Chavers	Director	February 18, 2026
Kevin Chavers

/s/ Susan Mills	Director	February 18, 2026
Susan Mills

/s/ Brian Patrick Reilly	Director	February 18, 2026
Brian Patrick Reilly

/s/ Debra Still	Director	February 18, 2026
Debra Still

/s/ Cynthia Walsh	Director	February 18, 2026
Cynthia Walsh