Form 10-Q
period 2026-03-31
CHIMERA INVESTMENT CORP
filed 2026-05-07
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland		26-0630461
(State or other jurisdiction of incorporation of organization)		(I.R.S. Employer Identification Number)
One Rockefeller Plaza,	32nd Floor
New York,	New York	10020
(Address of Principal Executive Offices)		(Zip Code)

(888) 895-6557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRD	New York Stock Exchange
9.000% Senior Notes due 2029	CIMN	New York Stock Exchange
9.250% Senior Notes due 2029	CIMO	New York Stock Exchange
8.875% Senior Notes due 2030	CIMP	New York Stock Exchange

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at April 30, 2026
Common Stock, $0.01 par value	83,646,018

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

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
•Investor Loans refer to loans secured by non-owner-occupied properties that may or may not be underwritten using property level debt-service-coverage-ratios;
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
•UPB refers to unpaid principal balance;
•TBAs or TBA Securities refer to To-Be-Announced securities;
•REO refers to real estate owned;
•NYSE refers to the New York Stock Exchange; and
•SIFMA refers to the Securities Industry and Financial Markets Association.

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	(Unaudited)
	March 31, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$476,218	$278,582
Non-Agency RMBS, at fair value (net of allowance for credit losses of $46 million and $43 million, respectively)	756,055	817,280
Agency MBS, at fair value	5,228,464	3,463,485
Loans held for investment, at fair value	8,227,800	9,803,615
Loans held-for-sale, at fair value	700,597	896,117
Accrued interest receivable	76,362	78,691
Other assets	438,624	408,291
Interests in MSR financing receivables	39,773	37,294
Derivatives, at fair value, net	35,486	25,187
Total assets (1)	$15,979,379	$15,808,542
Liabilities:
Secured financing agreements ($8.2 billion and $7.4 billion pledged as collateral, respectively, and includes $292 million and $299 million at fair value, respectively)	$6,987,171	$6,031,182
Securitized debt, collateralized by Non-Agency RMBS ($203 million and $210 million pledged as collateral, respectively)	65,035	66,579
Securitized debt at fair value, collateralized by Loans held for investment ($7.6 billion and $9.4 billion pledged as collateral, respectively)	5,430,192	6,721,302
Long term debt	252,040	251,528
Payable for investments purchased	611,501	3,267
Accrued interest payable	36,618	43,032
Dividends payable	40,974	34,891
Accounts payable and other liabilities	92,089	82,308
Derivatives, at fair value, net	—	1,759
Total liabilities (1)	$13,515,620	$13,235,848
Commitments and Contingencies (See Note 18)
Stockholders’ Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 83,645,571 and 83,402,145 shares issued and outstanding, respectively	836	834
Additional paid-in-capital	4,432,076	4,429,009
Accumulated other comprehensive income	137,737	146,295
Cumulative earnings	4,527,700	4,571,610
Cumulative distributions to stockholders	(6,634,962)	(6,575,426)
Total stockholders’ equity	$2,463,759	$2,572,694
Total liabilities and stockholders’ equity	$15,979,379	$15,808,542
(1) The Company's Consolidated Statements of Financial Condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of March 31, 2026, and December 31, 2025, total assets of consolidated VIEs were $7,524,605 and $9,215,343, respectively, and total liabilities of consolidated VIEs were $5,316,717 and $6,533,891, respectively. See Note 10 for further discussion.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended
	March 31, 2026	March 31, 2025
Net interest income:
Interest income (1)	$219,295	$190,616
Interest expense (2)	144,293	121,397
Net interest income	75,002	69,219

Increase in provision for credit losses	2,824	3,387

Other income (losses):
Net unrealized gains (losses) on derivatives	18,150	(6,469)
Realized gains on derivatives	2,870	82
Periodic interest on derivatives, net	1,834	4,135
Net gains (losses) on derivatives	22,854	(2,252)
Investment management and advisory fees	7,165	8,936
Interest income from investment in MSR financing receivables, net (3)	2,311	—
Net unrealized gains (losses) on financial instruments at fair value	(37,536)	128,895
Net realized losses on sales of investments	(40,428)	—
Gains (losses) on extinguishment of debt	(38,858)	2,122
Other investment losses	(910)	(417)
Gain on origination and sale of loans, net	21,385	—
Total other income (losses)	(64,017)	137,284

Other expenses:
Compensation and benefits (4)	26,706	13,085
General and administrative expenses	12,161	6,907
Servicing and asset manager fees	5,522	7,431
Depreciation, amortization, and impairment expense	9,649	951
Transaction expenses	98	5,688
Total other expenses	54,136	34,062
Income (loss) before income taxes	(45,974)	169,052
Income tax (benefit) expense	(2,064)	1,755
Net income (loss)	$(43,910)	$167,297

Dividends on preferred stock	21,097	21,357

Net income (loss) available to common shareholders	$(65,007)	$145,940

Net income (loss) per share available to common shareholders:
Basic	$(0.78)	$1.79
Diluted	$(0.78)	$1.77

Weighted average number of common shares outstanding:
Basic	83,661,145	81,350,497
Diluted	83,661,145	82,394,218
(1) Includes interest income of consolidated VIEs of $129,069 and $144,402 for the quarters ended March 31, 2026 and 2025 respectively. See Note 10 for further discussion.
(2) Includes interest expense of consolidated VIEs of $63,879 and $69,651 for the quarters ended March 31, 2026 and 2025, respectively. See Note 10 for further discussion.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $1,395 for the quarter ended March 31, 2026. The Company did not hold any interests in MSR financing receivables for the quarter ended March 31, 2025. See Note 10 for further discussion.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $341 during both quarters ended March 31, 2026 and 2025.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	For the Quarters Ended
	March 31, 2026	March 31, 2025
Comprehensive income (loss):
Net income (loss)	$(43,910)	$167,297
Other comprehensive loss:
Unrealized losses on available-for-sale securities, net	(11,698)	(1,679)
Reclassification adjustment for net losses included in net income for other-than-temporary credit impairment losses	3,140	—
Other comprehensive loss	$(8,558)	$(1,679)
Comprehensive income (loss) before preferred stock dividends	$(52,468)	$165,618
Dividends on preferred stock	$21,097	$21,357
Comprehensive income (loss) available to common stock shareholders	$(73,565)	$144,261

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended March 31, 2026

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2025	$58	$130	$104	$80	$834	$4,429,009	$146,295	$4,571,610	$(6,575,426)	$2,572,694
Net income (loss)	—	—	—	—	—	—	—	(43,910)	—	(43,910)
Other comprehensive loss	—	—	—	—	—	—	(8,558)	—	—	(8,558)
Stock based compensation	—	—	—	—	2	2,726	—	—	—	2,728
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(38,439)	(38,439)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,097)	(21,097)
Balance, March 31, 2026	$58	$130	$104	$80	$836	$4,432,076	$137,737	$4,527,700	$(6,634,962)	$2,463,759

For the Quarter Ended March 31, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income (loss)	—	—	—	—	—	—	—	167,297	—	167,297
Other comprehensive income (loss)	—	—	—	—	—	—	(1,679)	—	—	(1,679)
Stock based compensation	—	—	—	—	1	3,743	—	—	—	3,744
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(30,471)	(30,471)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,357)	(21,357)
Balance, March 31, 2025	$58	$130	$104	$80	$810	$4,394,600	$157,770	$4,508,408	$(6,417,896)	$2,644,064

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Quarters Ended
	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities:
Net income (loss)	$(43,910)	$167,297
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Accretion) Amortization of investment discounts/premiums, net	(9,171)	(2,984)
Accretion of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	4,377	2,951
Net unrealized (gains) losses on derivatives	(18,150)	6,469
Proceeds (payments) for derivative settlements	111	—
Margin (paid) received on derivatives	36,901	4,711
Net unrealized (gains) losses on financial instruments at fair value	37,536	(128,895)
Net realized losses on sales of investments	40,428	—
Other investment losses	910	417
Net increase in provision for credit losses	2,824	3,387
Depreciation, amortization, and impairment expense	9,649	951
Gain on origination sale, net	(1,569)	—
(Gain) loss on extinguishment of debt	38,858	(2,122)
Equity-based compensation expense	2,726	3,743
Non-cash imputed compensation related to business acquisition	341	341
Originations and purchases of mortgage loans held-for-sale	(883,530)	—
Sales, settlements and proceeds from sale of loans held-for-sale	1,070,654	—
Fair value adjustment on mortgage loans held-for-sale	8,284	—
Changes in operating assets:
Decrease (increase) in accrued interest receivable	2,328	(2,696)
Decrease in other assets	(67,199)	(7,528)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	17,117	6,231
Decrease in accrued interest payable	(6,197)	(3,474)
Net cash provided by operating activities	$243,318	$48,799
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(1,299,085)	$(150,215)
Sales	—	—
Principal payments	110,043	13,624
Non-Agency RMBS portfolio:
Purchases	—	—
Sales	13,491	—
Principal payments	36,568	16,604
Loans held for investment:
Purchases	(1,845)	(403,087)
Sales	1,197,074	—
Principal payments	299,481	347,749
Net cash provided by (used in) investing activities	$355,727	$(175,325)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$15,721,751	$9,731,442
Payments on secured financing agreements	(14,764,508)	(9,567,170)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	—	780,166
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,304,275)	(596,609)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(1)	(14)
Common dividends paid	(32,354)	(30,582)
Preferred dividends paid	(21,097)	(21,357)

Net cash (used in) provided by financing activities	$(400,484)	$295,876
Net increase in cash, cash equivalents and restricted cash	198,561	169,350
Cash, cash equivalents and restricted cash at beginning of period	284,465	83,998
Cash, cash equivalents and restricted cash at end of period	$483,026	$253,348

Supplemental disclosure of cash flow information:
Interest received	$212,452	$184,937
Interest paid	146,330	121,753
Income taxes paid	3,530	—
Change in fair value of contingent earn-out liability	(5,200)	1,100

Non-cash investing activities:
Payable for investments purchased	$611,501	$38,477
Net change in unrealized gain (loss) on available-for sale securities	(8,558)	(1,679)

Non-cash financing activities:
Dividends declared, not yet paid	$40,974	$34,153

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

The Company is a diversified real estate company that invests in, originates, and manages primarily residential real estate assets. The assets it may invest in for itself and manage for others through its wholly-owned subsidiary Palisades Advisory Services, LLC (“PAS”) include residential mortgage loans, Non-Agency RMBS, Agency RMBS, RTLs, Investor Loans, MSRs and other real estate-related assets such as Agency CMBS, junior liens and HELOCs, equity appreciation rights, and reverse mortgages. Also, through its wholly-owned subsidiary, HomeXpress Mortgage Corp. (“HomeXpress”), it primarily originates Non-QM residential mortgage loans (both consumer loans and Investor Loans) as well as a smaller amount of QM residential mortgage loans.

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

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), PAS, Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $37 thousand in asset manager fees for the three months ended March 31, 2026. PAS did not earn any asset manager fees for securitizations sponsored by the Company for the three months ended March 31, 2025.

On October 1, 2025, the Company acquired HomeXpress (the “HomeXpress Acquisition”). HomeXpress is a leading originator of Non-QM residential mortgage loans (both consumer loans and Investor Loans) and other Non-Agency and Agency mortgage loan products with a nationwide presence across 46 states and D.C.

On May 18, 2022, the Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended March 31, 2026, the Company did not make any additional fundings toward the commitment, and the total remained $57 million leaving an unfunded commitment of $18 million. The Company's investment in this fund, which had a carrying amount of $69 million as of March 31, 2026, is included within the Investment Portfolio segment and is accounted for under the equity method within Other assets on the Consolidated Statements of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statements of Operations. Kah Capital Management ceased to provide asset servicing oversight as of the end of the first quarter of 2025. The Company paid $118 thousand for mortgage asset servicing oversight fees to Kah Capital Management during the quarter ended March 31, 2025. These fees are reported within Other expenses on the Consolidated Statements of Operations.

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
The assets of securitization entities are comprised of RMBS or residential mortgage loans. See Note 3, Note 4 and Note 10 for further discussion of the characteristics of the securities and loans in the Company’s portfolio.
The consolidated interim financial statements should be read in conjunction with the Company’s consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in the Company’s annual report on Form 10-K filed with the SEC on February 18, 2026 (the “Annual Report”).
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

The Company has made significant estimates including in accounting for income recognition on Agency MBS, Non-Agency RMBS, IO MBS (Note 3) and residential mortgage loans (Note 4), valuation of Agency MBS and Non-Agency RMBS (Note 3 and Note 6), residential mortgage loans (Note 4 and Note 6), certain secured financing agreements (Note 6 and Note 7), securitized debt (Note 6 and Note 8), interests in MSR financing receivables (Note 6 and Note 11), goodwill and intangibles included in Other assets, contingent earn-out liability included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition. Actual results could differ materially from those estimates.

(d) Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash deposited overnight in money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation, and short-term highly liquid investments that are readily convertible to known amounts of cash and have original maturities generally of three months or less.

Cash consists of unrestricted cash balances available for general corporate purposes. Restricted cash consists of cash balances that are subject to contractual or other restrictions on the Company’s ability to withdraw or use such funds. The Company’s restricted cash primarily relates to amounts held in connection with its warehouse lines of credit and escrow funds associated with recent loan originations that are to be returned to borrowers.

Restricted cash balances of $7 million and $6 million as of March 31, 2026, and December 31, 2025, respectively, are included in Other assets on the Company's Consolidated Statements of Financial Condition.

Reconciliation of cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's Consolidated Statements of Financial Condition to the total amounts presented in the Company's Consolidated Statements of Cash Flows:

	For the Quarters Ended
	March 31, 2026	December 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$476,218	$278,582
Restricted cash	6,808	5,883
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$483,026	$284,465

(e) Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of March 31, 2026 or December 31, 2025.

(f) Goodwill & Intangible Assets

At March 31, 2026, the Company had recorded goodwill of $95 million, representing the excess of the fair value of consideration transferred over the fair value of net assets acquired in connection with the Palisades and HomeXpress Acquisitions.

The amounts recorded in connection with the HomeXpress Acquisition remain subject to adjustment during the measurement period. The purchase price allocation for the Palisades Acquisition, which was completed in December 2024, has been finalized.

At March 31, 2026, the Company had gross intangible assets of $114 million and $4 million of accumulated amortization, primarily comprised of asset management contracts and developed technology recognized as part of the Palisades Acquisition, and trade names, broker relationships, developed technology, and licenses recognized as part of the HomeXpress Acquisition. These intangible assets are amortized over their estimated useful lives, which range from one to ten years. Goodwill and intangible assets are included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Goodwill is not amortized but is assessed for impairment at least annually. Intangible assets are reviewed for impairment upon the occurrence of triggering events or changes in circumstances indicating that the carrying value may not be recoverable. During the three months ended March 31, 2026, the Company identified a triggering event related to certain asset management contracts associated with the Palisades Acquisition, resulting from changes in expected future cash flows. As a result, the Company recorded an impairment charge of $5 million to reduce the carrying value of the related intangible assets to their estimated fair value. The impairment charge is included in Depreciation, amortization, and impairment expense on the Company’s Consolidated Statements of Operations.

(g) Segment Reporting

The Company has two reportable segments under the guidance of ASC 280, Segment Reporting: (i) Investment Portfolio and (ii) Residential Origination. The Investment Portfolio segment consists of the Company’s investments and third-party advisory services activities. The Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans), and other Non-Agency and Agency mortgage loan products.

The Company's Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses net income and total assets in evaluating performance and determining how to allocate resources of the Company to each of its segments. Refer to Note 20 — Segment Reporting.

(h) TBA securities

The Company may purchase TBA securities as a means of investing in non-specified fixed-rate Agency RMBS, and may also sell TBA securities to economically hedge its portfolio. A TBA security is a forward contract for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price, with specified general collateral characteristics, including issuer, maturity, and coupon. The specific securities to be delivered are not identified until shortly before the settlement date.

The Company may hold long and/or short positions in TBA securities through transactions commonly referred to as “dollar roll” transactions. The Company accounts for all TBA securities as derivative instruments in accordance with ASC 815, Derivatives and Hedging, as it does not intend to take physical delivery of the underlying Agency RMBS and does not consider the contracts to be settled in the shortest period possible. Accordingly, TBAs are carried at fair value. Changes in the fair value of TBA positions consist of two components: (i) drop income (expense) and (ii) mark-to-market adjustments. For financial statement presentation purposes, drop income (expense) is reported within Periodic interest on derivatives, net, while mark-to-market adjustments are reported within Net unrealized gains (losses) on derivatives. Together with any realized gains and losses, these amounts are included in Net gains (losses) on derivatives in our Consolidated Statements of Operations.

The fair value of TBA securities is based on observable market inputs, including quoted prices for similar instruments in active markets, and is classified within Level 2 of the fair value hierarchy. TBA positions are presented as Derivative assets or liabilities on the Company’s Consolidated Statements of Financial Condition.

(i) Significant Accounting Policies

There have been no significant changes to the Company's accounting policies included in Note 2 of the consolidated financial statements of the Company's Form 10-K for the year ended December 31, 2025.

(j) Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. This standard provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. This standard allows companies to assume that conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The amendments are effective for fiscal years beginning after December 15, 2025, and interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted the guidance on January 1, 2026, on a prospective basis. Adoption of this new standard did not have a material impact on the Company's consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

There were no accounting standards updates issued during the three months ended March 31, 2026 that are applicable to the Company. In addition, there have been no changes to the accounting standards updates not yet adopted by the Company as previously disclosed in the Company’s Annual Report for the year ended December 31, 2025.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS, to include residential and residential interest-only MBS, Pass-through securities, residential CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gains/losses of the Company's MBS investments as of March 31, 2026 and December 31, 2025.

March 31, 2026
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$840,273	$34,499	$(472,225)	$402,547	$(45,929)	$485,611	$132,530	$(3,536)	$128,994
Subordinated	401,798	1,795	(221,705)	181,888	(138)	195,348	22,758	(9,160)	13,598
Interest-only	2,377,673	144,375	—	144,375	—	75,096	13,012	(82,291)	(69,279)
Agency RMBS
Pass-through	4,892,200	49,099	(94,199)	4,847,100	—	4,864,349	29,845	(12,596)	17,249
CMO	310,288	—	(219)	310,069	—	311,751	1,855	(173)	1,682
Interest-only	364,411	18,249	—	18,249	—	14,385	3	(3,867)	(3,864)
Agency CMBS
Project loans	39,680	600	—	40,280	—	35,484	—	(4,796)	(4,796)
Interest-only	122,454	3,169	—	3,169	—	2,495	110	(784)	(674)
Total	$9,348,777	$251,786	$(788,348)	$5,947,677	$(46,067)	$5,984,519	$200,113	$(117,203)	$82,910

December 31, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$852,887	$31,697	$(478,409)	$406,175	$(41,342)	$505,004	$143,580	$(3,409)	$140,171
Subordinated	453,269	1,852	(231,167)	223,954	(1,901)	233,315	22,925	(11,663)	11,262
Interest-only	2,428,976	146,461	—	146,461	—	78,961	13,286	(80,786)	(67,500)
Agency RMBS
Pass-through	3,096,299	21,495	(89,999)	3,027,795	—	3,081,573	54,015	(237)	53,778
CMO	330,871	—	(186)	330,685	—	331,909	1,357	(133)	1,224
Interest-only	367,866	18,637	—	18,637	—	14,867	65	(3,835)	(3,770)
Agency CMBS
Project loans	39,693	602	—	40,295	—	32,539	—	(7,756)	(7,756)
Interest-only	123,375	3,295	—	3,295	—	2,597	132	(830)	(698)
Total	$7,693,236	$224,039	$(799,761)	$4,197,297	$(43,243)	$4,280,765	$235,360	$(108,649)	$126,711

The following tables present the gross unrealized losses and estimated fair value of the Company’s Agency and Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at March 31, 2026 and December 31, 2025. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	March 31, 2026
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$67,900	$(167)	23	$19,206	$(3,369)	5	$87,107	$(3,536)	28
Subordinated	9,229	(280)	4	67,410	(8,880)	13	76,639	(9,160)	17
Interest-only	5,765	(73)	6	41,623	(82,218)	126	47,388	(82,291)	132
Agency RMBS
Pass-through	2,847,721	(12,596)	88	—	—	—	2,847,721	(12,596)	88
CMO	—	—	—	56,001	(173)	1	56,001	(173)	1
Interest-only	9,058	(246)	6	2,806	(3,621)	5	11,863	(3,867)	11
Agency CMBS
Project loans	4,549	(488)	2	30,935	(4,308)	31	35,484	(4,796)	33
Interest-only	—	—	—	1,143	(784)	1	1,143	(784)	1
Total	$2,944,222	$(13,850)	129	$219,124	$(103,353)	182	$3,163,346	$(117,203)	311

	December 31, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$15,408	$(266)	4	$16,902	$(3,143)	4	$32,311	$(3,409)	8
Subordinated	8,492	(144)	3	81,581	(11,519)	14	90,073	(11,663)	17
Interest-only	1,297	(22)	4	44,675	(80,764)	126	45,972	(80,786)	130
Agency RMBS
Pass-through	147,898	(237)	8	—	—	—	147,898	(237)	8
CMO	57,000	(133)	1	—	—	—	57,000	(133)	1
Interest-only	8,302	(203)	5	2,928	(3,632)	5	11,229	(3,835)	10
Agency CMBS
Project loans	4,245	(798)	2	28,295	(6,958)	31	32,540	(7,756)	33
Interest-only	—	—	—	1,154	(830)	1	1,154	(830)	1
Total	$242,642	$(1,803)	27	$175,535	$(106,846)	181	$418,177	$(108,649)	208

At March 31, 2026, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. During the period, the Company sold certain securities, resulting in reductions to the unrealized losses associated with these securities totaling $3 million. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of March 31, 2026.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $4 million and $7 million, at March 31, 2026 and December 31, 2025, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses are calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters ended March 31, 2026 and March 31, 2025 are presented below.

	For the Quarters Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
Beginning allowance for credit losses	$43,243	$28,397
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	137	193
Allowance on purchased financial assets with credit deterioration	—	—
Reductions for the securities sold during the period	(2,246)	—
Increase/(decrease) on securities with an allowance in the prior period	5,073	3,480
Write-offs charged against the allowance	(165)	(305)
Recoveries of amounts previously written off	25	20
Ending allowance for credit losses	$46,067	$31,785

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$155,688	6.3%	1.3%	30.5%
Subordinated	$2,278	6.0%	1.0%	31.3%

	December 31, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$152,299	6.9%	1.4%	29.8%
Subordinated	$20,688	6.3%	0.3%	48.4%

The increase in the allowance for credit losses during the quarter ended March 31, 2026, is primarily due to a deterioration in cashflows on certain investments, compared to the same period of 2025. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at March 31, 2026 and December 31, 2025.

	March 31, 2026
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$132,530	$—	$132,530	$(3,536)	$—	$(3,536)
Subordinated	9,319	13,439	22,758	(576)	(8,584)	(9,160)
Interest-only	—	13,012	13,012	—	(82,291)	(82,291)
Agency RMBS
Pass-through	—	29,845	29,845	—	(12,596)	(12,596)
CMO	—	1,855	1,855	—	(173)	(173)
Interest-only	—	3	3	—	(3,867)	(3,867)
Agency CMBS
Project loans	—	—	—	—	(4,796)	(4,796)
Interest-only	—	110	110	—	(784)	(784)
Total	$141,849	$58,264	$200,113	$(4,112)	$(113,091)	$(117,203)

	December 31, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$143,580	$—	$143,580	$(3,409)	$—	$(3,409)
Subordinated	9,519	13,406	22,925	(3,395)	(8,268)	(11,663)
Interest-only	—	13,286	13,286	—	(80,786)	(80,786)
Agency RMBS
Pass-through	—	54,015	54,015	—	(237)	(237)
CMO	—	1,357	1,357	—	(133)	(133)
Interest-only	—	65	65	—	(3,835)	(3,835)
Agency CMBS
Project loans	—	—	—	—	(7,756)	(7,756)
Interest-only	—	132	132	—	(830)	(830)
Total	$153,099	$82,261	$235,360	$(6,804)	$(101,845)	$(108,649)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$840,273	$42.44	$57.79	5.7%	20.9%
Subordinated	401,798	45.23	48.62	3.9%	9.1%
Interest-only	2,377,673	6.07	3.16	1.0%	4.0%
Agency RMBS
Pass-through	4,892,200	99.08	99.43	5.2%	5.3%
CMO	310,288	99.93	100.47	4.8%	4.9%
Interest-only	364,411	5.01	3.95	0.8%	5.4%
Agency CMBS
Project loans	39,680	101.51	89.43	3.4%	3.3%
Interest-only	122,454	2.59	2.04	0.7%	13.1%
(1) Bond Equivalent Yield at period end.

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%
Subordinated	453,269	48.99	51.47	4.2%	9.3%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%
CMO	330,871	99.94	100.31	5.1%	5.1%
Interest-only	367,866	5.07	4.04	0.6%	6.5%
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%
Interest-only	123,375	2.67	2.11	0.7%	13.0%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at March 31, 2026 and December 31, 2025 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers a variety of factors, including but not limited to current interest rates, forward interest rate projections, shape and steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, and other borrower, loan, property, or market-related characteristics that may influence prepayment behavior.

	March 31, 2026
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$5,420	$62,460	$195,834	$221,897	$485,611
Subordinated	—	20,929	86,056	88,363	195,348
Interest-only	413	29,397	42,734	2,552	75,096
Agency RMBS
Pass-through	—	162,213	4,111,302	590,834	4,864,349
CMO	—	—	311,751	—	311,751
Interest-only	—	14,385	—	—	14,385
Agency CMBS
Project loans	—	—	—	35,484	35,484
Interest-only	—	2,495	—	—	2,495
Total fair value	$5,833	$291,879	$4,747,677	$939,130	$5,984,519
Amortized cost
Non-Agency RMBS
Senior	$7,797	$66,540	$158,204	$170,006	$402,547
Subordinated	—	16,786	81,125	83,977	181,888
Interest-only	17,960	67,976	54,050	4,389	144,375
Agency RMBS
Pass-through	—	162,519	4,093,234	591,347	4,847,100
CMO	—	—	310,069	—	310,069
Interest-only	—	18,249	—	—	18,249
Agency CMBS
Project loans	—	—	—	40,280	40,280
Interest-only	—	3,169	—	—	3,169
Total amortized cost	$25,757	$335,239	$4,696,682	$889,999	$5,947,677

	December 31, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,088	$53,949	$193,582	$248,385	$505,004
Subordinated	—	62,392	68,089	102,834	233,315
Interest-only	105	35,063	41,116	2,677	78,961
Agency RMBS
Pass-through	—	161,124	2,801,491	118,958	3,081,573
CMO	—	—	331,909	—	331,909
Interest-only	—	14,867	—	—	14,867
Agency CMBS
Project loans	—	—	—	32,539	32,539
Interest-only	—	2,597	—	—	2,597
Total fair value	$9,193	$329,992	$3,436,187	$505,393	$4,280,765
Amortized cost
Non-Agency RMBS
Senior	$9,377	$58,134	$161,393	$177,271	$406,175
Subordinated	—	56,909	64,198	102,847	223,954
Interest-only	16,343	76,174	50,216	3,728	146,461
Agency RMBS
Pass-through	—	160,244	2,751,648	115,903	3,027,795
CMO	—	—	330,685	—	330,685
Interest-only	—	18,637	—	—	18,637
Agency CMBS
Project loans	—	—	—	40,295	40,295
Interest-only	—	3,295	—	—	3,295
Total amortized cost	$25,720	$373,393	$3,358,140	$440,044	$4,197,297

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at March 31, 2026 and December 31, 2025. When delinquency rates increase, it is expected that the Company may incur additional credit losses.

March 31, 2026	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.8%	1.4%	2.0%	1.4%	2.5%	0.7%	11.8%

December 31, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of Unpaid Principal Balance	3.8%	1.5%	1.9%	1.4%	2.9%	0.7%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
Weighted average maturity (years)		15.9		16.3
Weighted average amortized loan to value (1)		54.1%		54.5%
Weighted average FICO (2)		707		707
Weighted average loan balance (in thousands)		$241		$243
Weighted average percentage owner-occupied		69.0%		68.7%
Weighted average percentage single family residence		60.7%		60.4%
Weighted average current credit enhancement		0.5%		0.7%
Weighted average geographic concentration of top four states	CA	33.6%	CA	33.5%
	NY	12.4%	NY	12.3%
	FL	7.1%	FL	7.2%
	NJ	4.7%	NJ	4.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at March 31, 2026 and December 31, 2025.

Origination Year	March 31, 2026	December 31, 2025
2003 and prior	1.2%	1.2%
2004	0.8%	0.8%
2005	7.8%	7.7%
2006	41.8%	41.5%
2007	36.0%	34.4%
2008 - 2023	9.6%	11.1%
2024 and later	2.8%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in Net realized losses on sales of investments on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters ended March 31, 2026 and 2025 are as follows:

For the Quarters Ended
	March 31, 2026	March 31, 2025
(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$13,491	$—
Agency RMBS	—	—
Agency CMBS	—	—
Gross realized gains:
Non-Agency RMBS	—	—
Agency RMBS	—	—
Agency CMBS	—	—
Gross realized losses:
Non-Agency RMBS	(5,021)	—
Agency RMBS	—	—
Agency CMBS	—	—
Net realized gain (loss)	$(5,021)	$—

4. Loans Held for Investment

The Loans held for investment are comprised primarily of seasoned reperforming residential mortgages. Additionally, it includes jumbo prime loans, Investor Loans, and RTLs.

The Investor Loans are loans to individuals securing non-primary residences as well as to individuals or businesses who rent out the residential properties secured by such loans. The Company purchases qualified mortgages, or QM, and non-qualified mortgages, or Non-QM, Investor Loans and securitizes them under its loan securitization program. The RTLs are loans to businesses that are secured by real property which will be renovated by the borrower. The RTLs tend to be short duration, often less than one year, and generally the coupon rate is higher than residential mortgage loans.

At March 31, 2026 and December 31, 2025, all Loans held for investment are carried at fair value. See Note 6 — Fair Value Measurements for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $8.2 billion and $9.8 billion as of March 31, 2026 and December 31, 2025, respectively. The total UPB of the Company's Loans held for investment was $8.4 billion and $10.0 billion as of March 31, 2026 and December 31, 2025, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at March 31, 2026 and December 31, 2025:

	For the Quarter Ended	For the Year Ended
	March 31, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$9,803,615	$11,196,678
Purchases	1,844	49,411
Principal paydowns	(299,481)	(1,470,571)
Sales and settlements	(1,199,078)	(211,216)
Net periodic accretion (amortization)	(1,538)	(8,204)
Realized gains (losses) on sales and settlements	(35,407)	(18,254)
Change in fair value	(42,155)	265,771
Balance, end of period	$8,227,800	$9,803,615

The primary causes of the change in fair value are market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2026 and the year ended December 31, 2025, respectively.

Residential mortgage loans

The following table presents the origination periods of the residential mortgage loan portfolio as a percentage of total current UPB:

Origination Year	March 31, 2026	December 31, 2025
2002 and prior	4.8%	4.9%
2003	4.4%	4.3%
2004	8.1%	8.0%
2005	14.1%	14.1%
2006	18.0%	18.2%
2007	20.3%	21.4%
2008	6.7%	6.9%
2009	1.6%	1.7%
2010 - 2020	6.7%	6.8%
2021	2.7%	2.3%
2022	7.9%	7.0%
2023 and later	4.7%	4.4%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Number of loans		78,281		93,956
Weighted average maturity (years)		20.0		20.3
Weighted average loan to value (1)		77.2%		77.8%
Weighted average FICO		672		666
Weighted average loan balance (in thousands)		$108		$106
Weighted average percentage owner occupied		85.4%		85.5%
Weighted average percentage single family residence		77.0%		77.5%
Weighted average geographic concentration of top five states	CA	15.2%	CA	15.2%
	NY	8.9%	FL	8.8%
	FL	8.8%	NY	8.7%
	PA	4.4%	PA	4.3%
	NJ	4.3%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at March 31, 2026 and December 31, 2025, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	Unpaid Principal Balance
	(dollars in thousands)
March 31, 2026	$541,472	$159,398	$163,738	$164,386	$273,226	$42,516	$1,344,736	$8,426,413
% of Unpaid Principal Balance	6.4%	1.9%	1.9%	2.0%	3.2%	0.5%	15.9%

December 31, 2025	$687,205	$209,725	$212,678	$182,663	$275,477	$41,467	$1,609,215	$9,988,601
% of Unpaid Principal Balance	6.9%	2.1%	2.1%	1.8%	2.8%	0.4%	16.1%

The fair value of residential mortgage loans 90 days or more past due was $501 million and $558 million as of March 31, 2026 and December 31, 2025, respectively.

5. Loans Held for Sale

LHFS consist of mortgage loans originated or acquired by the Company with the intent to sell into the secondary market. LHFS are measured and reported at fair value. See Note 6 — Fair Value Measurements for a discussion on how the Company determines the fair values of the LHFS. The Company’s fair value election for its LHFS is intended to more accurately reflect the underlying economics of the Company’s operations. With the election of the fair value option for LHFS, loan origination fees, and the related direct loan origination costs associated with the origination of LHFS are earned and expensed as incurred, respectively. The total UPB of the Company's LHFS was $685 million and $872 million as of March 31, 2026 and December 31, 2025, respectively. LHFS consisted of the following as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
	(dollars in thousands)
Unpaid principal balance	$684,551	$871,787
Net unrealized gains	16,046	24,330
Loans held for sale, at fair value	$700,597	$896,117

The primary causes of the change in fair value are market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the quarter ended March 31, 2026.

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

Gain or loss from the sale and mark-to-market of LHFS includes both realized and unrealized gains and losses and are included in the Gain on origination and sale of loans, net in the accompanying Consolidated Statements of Operations. The valuation of LHFS is intended to represent the value that could be obtained in a pooled whole loan sale that includes the related mortgage servicing rights, also known as a servicing released transaction.

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

The following table provides a summary of the changes in the carrying value of LHFS at fair value at March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$896,117	$—
Acquired	—	522,349
Originations	835,809	990,335
Purchases	47,721	46,713
Repurchases	7,018	5,706
Sales to investors and transfers	(1,073,916)	(672,580)
Principal paydowns	(3,868)	(4,203)
Net change in fair value	(8,284)	7,798
Balance, end of period	$700,597	$896,117

The Company monitors the credit quality of LHFS through its underwriting and post-origination review processes. As of March 31, 2026, the Company had $8 million of LHFS greater than 90 days delinquent with a net book value of $7 million.

Gain on Origination and Sale of Loans

The following table provides a summary of the composition of gain on origination and sale of loans, net, for the quarter ended March 31, 2026:

For the Quarter Ended
March 31, 2026
(dollars in thousands)
Premium from loan sales	$35,247
Mark to market changes on LHFS	(8,284)
Unrealized gains from hedging derivative instruments	1,154
Unrealized gains from IRLC	303
Realized gains from derivative instruments, net	112
Benefits (provision) for loan repurchase reserves	(74)
Loan origination loss, net	(1,207)
Direct loan origination costs, net	(5,866)
Total gain on origination and sale of loans, net	$21,385

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

A description of the methodologies utilized by the Company to estimate the fair value of its financial instruments by instrument class follows:
Agency MBS and Non-Agency RMBS

The Company determines the fair value of all of its investment securities based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, lifetime interest rate caps on adjustable rate loans, periodic interest rate caps, adjustable interest rate reset dates, collateral seasoning, delinquency status and performance experience, expected losses, expected default frequency, expected loss severity, credit enhancement, and other pertinent factors. To corroborate that the estimates of fair values generated by these internal models are reflective of current market prices, the Company compares the fair values generated by the model to non-binding independent prices provided by an independent third-party pricing service. For certain highly liquid asset classes, such as Agency Pass-through bonds, the Company’s valuations are also compared to quoted prices for TBA securities.

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At March 31, 2026, there were no investment holdings which had differences between the model generated prices and third-party prices provided. At December 31, 2025, one investment holding with internally developed fair value of $5 million had a difference between the model generated price and third-party price provided in excess of the thresholds for the period. The internally developed price was $701 thousand higher than the third-party price provided of $5 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed price. No other differences were noted at December 31, 2025 in excess of the thresholds for the period.

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

Loans Held for Investment
Loans held for investment is comprised primarily of seasoned reperforming residential mortgage loans. Loans held for investment also include jumbo prime, Investor Loans and RTLs.
Loans consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and Investor Loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and Investor Loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors that would impact the value of a loan. These loan factors include loan coupon, FICO, LTV ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline characteristic. Generally, the most significant impact on loan value is the loan coupon rate as compared to coupon rates currently available in the market and delinquency history.

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

At March 31, 2026, three loan pools with internally developed fair values of $941 million had differences between the model generated prices and the third-party prices provided in excess of the threshold for the period. The internally developed prices were $45 million higher than the third-party prices provided of $896 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at March 31, 2026 in excess of the threshold for the period. At December 31, 2025, two loan pools with internally developed fair values of $272 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $17 million higher on a net basis than the third-party prices provided of $255 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

RTLs:

RTLs are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The RTLs are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans tend to be short duration, often less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the RTLs based on the recent purchase price of the loan, adjusted for observable market activity for similar assets offered in the market. RTLs have a fair value of $52 million and $75 million as of March 31, 2026 and December 31, 2025, respectively.

As the fair value prices of the RTLs are based on the recent trades of similar assets in an active market, the Company has classified them as Level 2 in the fair value hierarchy.

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

LHFS are classified within Level 2 of the fair value hierarchy as their fair value is derived from quoted prices for similar instruments in active markets and other observable market-corroborated inputs.

Securitized Debt, collateralized by Loans Held for Investment

The process for determining the fair value of securitized debt, collateralized by Loans held for investment is based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, lifetime interest rate caps on adjustable rate loans, periodic interest rate caps, adjustable interest rate reset dates, collateral seasoning, delinquency status and performance experience, expected losses, expected default frequency, expected loss severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein. The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans collateralized the related securitized debt.

At March 31, 2026, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $219 thousand higher than the third-party price provided of $3 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at March 31, 2026 in excess of the threshold for the period. At December 31, 2025, one securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $183 thousand higher on a net basis than the third-party prices provided of $3 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period.

The Company’s estimates of fair value of securitized debt, collateralized by Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS

The Company carries securitized debt, collateralized by Non-Agency RMBS at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties. For disclosure purposes, the Company estimates the fair value of securitized debt, collateralized by Non-Agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding. The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, delinquency, actual and expected defaults, actual and expected loss severities, adjustable rate loan reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and the Company's expectations of general economic conditions in the sector and other economic factors. This process, including the review process, is consistent with the process used for Agency MBS and Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

The Company’s estimates of fair value of securitized debt, collateralized by Non-Agency RMBS involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026		December 31, 2025
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$—	$—	$—
Subordinated	319,842	150,884	346,640	174,575
Interest-only	2,377,673	75,096	2,428,976	78,961
Agency RMBS
Pass-through	4,892,200	4,864,350	3,096,299	3,081,573
CMO	310,288	311,752	330,871	331,909
Interest-only	364,411	14,385	367,866	14,867
Agency CMBS
Project loans	39,680	35,484	39,693	32,539
Interest-only	122,454	2,495	123,375	2,597
Loans held for investment, at fair value	8,426,413	8,227,800	9,988,601	9,803,615
Loans held for sale, at fair value	684,551	700,597	871,787	896,117
Interests in MSR financing receivables	37,586	39,773	40,886	37,294
Liabilities (1):
Secured financing agreements, at fair value	300,355	291,830	305,817	298,663
Securitized debt at fair value, collateralized by Loans held for investment	5,777,676	5,430,192	7,081,957	6,721,302
(1) The Company recorded $5 million unrealized gain and $2 million unrealized loss for contingent earn-out liability as of March 31, 2026 and December 31, 2025, respectively. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025:

	For the Quarters Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
	Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$226
Subordinated	(283)	1,283
Interest-only	(1,778)	9,835
Agency RMBS
Pass-through	(36,527)	(731)
CMO	458	1,467
Interest-only	(93)	(604)
Agency CMBS
Project loans	2,959	639
Interest-only	24	369
Loans held for investment, at fair value	(42,153)	151,931
Loans held for sale, at fair value	(8,284)	N/A
Interests in MSR financing receivables	2,187	N/A
Liabilities (1):
Secured financing agreements, at fair value	1,371	(6,174)
Securitized debt at fair value, collateralized by Loans held for investment	31,100	(28,247)
(1) The Company recorded $5 million unrealized gain and $1 million unrealized loss for contingent earn-out liability during the three months ended March 31, 2026 and March 31, 2025, respectively. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

Derivatives

Interest Rate Swaps and Swaptions

The Company uses clearing exchange market prices to determine the fair value of its exchange cleared interest rate swaps. For bilateral swaps, the Company determines the fair value based on the net present value of expected future cash flows on the swap. The Company uses an option-pricing model to determine the fair value of its swaptions. For bilateral swaps and swaptions, the Company compares its own estimate of fair value with counterparty prices to evaluate for reasonableness. Both the clearing exchange and counterparty pricing quotes incorporate common market pricing methods, including a spread measurement to the Treasury yield curve or interest rate swap curve as well as underlying characteristics of the particular contract. Interest rate swaps and swaptions are modeled by the Company by incorporating such factors as the term to maturity, swap curve, overnight index swap rates, and the payment rates on the fixed portion of the interest rate swaps. The Company has classified the characteristics used to determine the fair value of interest rate swaps and swaptions as Level 2 inputs in the fair value hierarchy.

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

Interest Rate Lock Commitments

The Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. These IRLCs are accounted for as derivative instruments. The fair values of IRLCs utilize current secondary market prices for the underlying loans and estimated servicing value with similar coupons, maturity and credit quality, estimated remaining direct expense and market adjusted investor discounts, subject to the anticipated loan funding probability (“Pull-through Rate”). The fair value of IRLCs is subject to change primarily due to changes in interest rates, credit spreads and the estimated Pull-through Rate. The Company reports IRLCs within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value being recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net. This valuation requires significant judgment by management and is classified as Level 3 in the fair value hierarchy.

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs and uncommitted LHFS by utilizing a combination of derivatives related to two-year and five-year U.S. Treasury futures for its Non-QM loans, and 30-year uniform mortgage-backed securities futures contracts for its FHA, VA, and Freddie Mac-insured loans (collectively the “Hedging Instruments”) until committed to an investor. The Hedging Instruments are typically entered into at the time the IRLC is made. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments at fair value within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

TBAs

TBA securities are valued based on executed trade levels for positions entered into and subsequently rolled, as well as observable market prices obtained from brokers for open positions at each reporting date. Valuations are corroborated using market data for comparable instruments with similar coupon and maturity characteristics, as this is a highly liquid and actively trade market. TBAs are classified as Level 2 within fair value hierarchy, as valuations are based on observable inputs, including quoted prices from independent pricing services and, where applicable third-party broker quotes.

Secured Financing Agreements

Secured financing agreements for the investment portfolio are collateralized financing transactions utilized by the Company to acquire investment securities. For both short and long term secured financing agreements and longer term floating rate secured financing agreements, the Company estimates fair value using the contractual obligation plus accrued interest payable. The Company has classified the characteristics used to determine the fair value of secured financing agreements as Level 2 inputs in the fair value hierarchy.

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

	March 31, 2026
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	9% - 12%	8.9%	3% - 49%	7.0%

	December 31, 2025
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	9% - 12%	8.9%	3% - 45%	7.3%

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at March 31, 2026 and December 31, 2025 are presented below.

	March 31, 2026
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$756,055	$—	$756,055
Agency MBS, at fair value	—	5,228,464	—	—	5,228,464
Loans held for investment, at fair value	—	52,244	8,175,556	—	8,227,800
Loans held-for-sale, at fair value	—	700,597	—	—	700,597
Derivatives, at fair value	1,211	43,619	4,158	(13,502)	35,486
Interests in MSR financing receivables	—	—	39,773	—	39,773

Liabilities:
Secured Financing Agreement, at fair value	—	291,830	—	—	291,830
Securitized debt at fair value, collateralized by Loans held for investment	—	—	5,430,192	—	5,430,192
Derivatives, at fair value	—	—	—	—	—

	December 31, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$817,280	$—	$817,280
Agency MBS, at fair value	—	3,463,485	—	—	3,463,485
Loans held for investment, at fair value	—	75,351	9,728,264	—	9,803,615
Loans held-for-sale, at fair value	—	896,117	—	—	896,117
Derivatives, at fair value	57	25,340	3,855	(4,065)	25,187
Interests in MSR financing receivables	—	—	37,294	—	37,294

Liabilities:
Secured Financing Agreement, at fair value	—	298,663	—	—	298,663
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,721,302	—	6,721,302
Derivatives, at fair value	—	1,759	—	—	1,759

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at March 31, 2026 and December 31, 2025.

Fair Value Level 3 Rollforward - Assets
	For the Quarter Ended				For the Year Ended
	March 31, 2026				December 31, 2025
	(dollars in thousands)
	Non-Agency RMBS	Interests in MSR Financing Receivables	Loans held for investment	Derivatives	Non-Agency RMBS	Interests in MSR Financing Receivables	Loans held for investment	Derivatives
Beginning balance Level 3	$817,287	$37,294	$9,728,264	$3,855	$1,064,169	$—	$10,858,845	$—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Capital contribution	—	—	—	—	—	38,221	—	—
Purchases of assets	307	—	1,421	—	1,289	—	—	5,073
Principal payments	(36,573)	—	(276,136)	—	(92,195)	—	(1,198,667)	—
Sales and Settlements	(13,491)	—	(1,199,001)	—	(165,029)	—	(174,471)	—
Servicer advances	—	(2,020)	—	—	—	2,145	—	—
Net accretion (amortization)	6,991	—	(1,073)	—	27,792	—	(5,058)	—
Amortization of MSR loan pool	—	(2,296)	—	—	—	(3,930)	—	—
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(2,824)	—		—	(15,705)	—	—	—
Realized gains (losses) on sales and settlements	(5,021)	—	(35,407)	—	(16,103)	—	(18,254)	—
Interest income from investment in MSR financing receivables	—	4,607	—	—	—	4,451	—	—
Net unrealized gains (losses) included in income	(2,063)	2,187	(42,512)	303	26,221	(3,592)	265,868	(1,218)
Total unrealized gains (losses) for the period	(8,558)	—	—	—	(13,152)	—	—	—
Ending balance Level 3	$756,055	$39,773	$8,175,556	$4,158	$817,287	$37,295	$9,728,264	$3,855

Fair Value Level 3 Rollforward - Liabilities
	For the Quarter Ended	For the Year Ended
	March 31, 2026	December 31, 2025
	(dollars in thousands)
	Securitized Debt	Securitized Debt
Beginning balance Level 3	$6,721,302	$6,984,495
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	—	1,011,244
Principal payments	(257,105)	(1,161,220)
Sales and Settlements	(1,047,169)	(382,110)
Net (accretion) amortization	5,408	21,837
(Gains) losses included in net income
Realized (gains) losses on sales and settlements	38,858	(2,142)
Net unrealized (gains) losses included in income	(31,102)	249,197
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$5,430,192	$6,721,302

There were no transfers in or out from Level 3 during the quarter ended March 31, 2026 and year ended December 31, 2025, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, prepayment rate, constant default rate, and the loss severity. The significant unobservable inputs used in the fair value measurement of the Company’s IRLC are the Pull-through Rate.

The fair value amounts have been estimated by management using available market information and valuation methodologies believed to be appropriate. Considerable judgment is required to interpret market data to develop the estimates of fair value in both inactive and orderly markets. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Prepayment Rate

The prepayment rate specifies the percentage of the collateral balance that is expected to prepay at each point in the future. The prepayment rate is based on factors such as interest rates, LTV ratio, debt-to-income ratio, and is scaled up or down to reflect recent collateral-specific prepayment experience as obtained from remittance reports and market data services.

Constant Default Rate

Constant default rate represents an annualized rate of default on a group of mortgages The default rate is based on factors such as collateral characteristics, interest rates, payment shock, borrower credit attributes, payment history, delinquency experience, LTV ratio, debt-to-income ratio and is scaled up or down to reflect recent collateral-specific default experience. When default rates increase, expected cash flows on the underlying collateral decreases.

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

The curve generated to reflect the Company’s expected loss severity is based on collateral-specific experience with consideration given to other mitigating collateral characteristics. Collateral characteristics such as loan size, LTV, seasoning or loan age and geographic location of collateral also effect loss severity.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of March 31, 2026 and December 31, 2025 follows. The weighted average discount rates are based on fair value.

	March 31, 2026
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% - 10%	6.2%	6% - 20%	6.9%	0% - 15%	1.1%	26% - 78%	29.0%
Subordinated	0% - 15%	8.4%	6% - 30%	8.4%	0% - 3%	0.8%	20% - 50%	30.2%
Interest-only	9% - 100%	9.9%	6% - 20%	6.9%	0% - 7%	0.8%	0% - 78%	28.0%

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% - 20%	6.1%	6% - 25%	6.8%	0% - 7%	1.2%	26% - 54%	29.0%
Subordinated	0% - 15%	8.6%	6% - 24%	9.1%	0% - 3%	0.8%	20% - 50%	32.0%
Interest-only	9% - 100%	9.9%	6% - 25%	7.0%	0% - 13%	0.8%	0% - 84%	28.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of March 31, 2026 and December 31, 2025 follows:

	March 31, 2026
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5% - 8%	5.7%	6% - 20%	8.3%	0% - 4%	0.5%	20% - 45%	33.1%

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	4% - 8%	5.4%	6% - 20%	8.1%	0% - 4%	0.5%	20% - 50%	33.9%

All of the significant inputs listed have some degree of market observability based on the Company’s knowledge of the market, information available to market participants, and use of common market data sources. Collateral default and loss severity projections are in the form of “curves” that are updated quarterly to reflect the Company’s collateral cash flow projections. Methods used to develop these projections conform to industry conventions. The Company uses assumptions it considers to be the best estimate of future cash flows for each security.

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of March 31, 2026 and December 31, 2025, include coupon, FICO score at origination, LTV, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of March 31, 2026 and December 31, 2025 follows:

	March 31, 2026	December 31, 2025
Factor:
Coupon
Base Rate	5.7%	5.5%
Actual	5.9%	5.9%

FICO
Base Rate	640	640
Actual	672	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	77%	78%

Loan Characteristics:
Occupancy
Owner Occupied	86%	86%
Investor	10%	9%
Secondary	4%	5%
Property Type
Single family	77%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	20%	19%

The loan factors are generally not observable for the individual loans and the base rates developed by the Company’s internal model are subjective and change as market conditions evolve. The impact of the loan coupon on the value of the loan is dependent on the loan history of delinquent payments. Loans with no history of delinquent payments would result in a higher overall value than those with a history of delinquent payments. Similarly, a higher FICO score and a lower LTV ratio results in increases in the fair market value of the loan and a lower FICO score and a higher LTV ratio results in a lower value. See Note 4 — Loans Held for Investment for delinquency details related to the Loans held for investment portfolio.

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

March 31, 2026
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$4,158	Market Pricing	Pull-through Rate	10% - 95%	68.7%

December 31, 2025
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$3,855	Market Pricing	Pull-through Rate	10% - 95%	70.0%

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at March 31, 2026 and December 31, 2025.

	March 31, 2026
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$69,126	$69,126
Secured financing agreements	2	6,695,341	6,732,940
Securitized debt, collateralized by Non-Agency RMBS	3	65,035	44,756
Long term debt	2	259,750	256,750
(1) Included in Other assets on the Consolidated Statements of Financial Condition

	December 31, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$70,191	$70,191
Secured financing agreements	2	5,732,519	5,767,481
Securitized debt, collateralized by Non-Agency RMBS	3	66,579	45,172
Long term debt	2	251,528	262,239
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

At March 31, 2026 and December 31, 2025, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities and loans held for investment with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.

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

The warehouse credit facilities collateralized by loans held for investment are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from three months to one year with interest rates indexed to SOFR.

The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the UPB of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to decline. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a decline in the fair value of the collateral pledged or until the decline is greater than a threshold. At March 31, 2026 and December 31, 2025, the Company had $849 million and $890 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At March 31, 2026 and December 31, 2025, the Company had $360 million and $402 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the decline in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.

At March 31, 2026 and December 31, 2025, the Company pledged $50 million and $17 million of margin cash collateral to the Company's secured financing agreement counterparties. At March 31, 2026, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, LHFS was 7.1% and Non-Agency RMBS and Loans held for investment was 24.7%. At December 31, 2025, the weighted average haircut on the Company's secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, and LHFS was 7.3% and Non-Agency RMBS and Loans held for investment was 27.1%.

At March 31, 2026, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 17% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 188 days. The amount at risk with Nomura was $418 million. At December 31, 2025, the Company had amounts at risk with Nomura of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million.

Investment Portfolio Covenants

Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to be in violation of these covenants within the next twelve months. The Company has a total of $1.7 billion unused uncommitted warehouse credit facilities as of March 31, 2026.

Residential Origination Covenants

The Residential Origination segment has seven warehouse financing facilities under master purchase agreements with various lenders. These warehouse facilities are used to fund, and are secured by, the residential mortgage loans originated by the Company which are classified as loans held-for-sale. Two of the master purchase agreements required the establishment of the LLCs to facilitate the warehouse fundings. These LLCs are consolidated as part of the Company’s consolidated financial statements. The master repurchase agreements contain various affirmative, negative, and financial covenants. The covenants include leverage restrictions, minimum levels of liquidity and net worth, and profitability. The Company was in compliance with these covenants as of March 31, 2026. These financing agreements are non-recourse to the Company's other segments and operations, and do not contain cross-default or cross-collateralization provisions.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged as of March 31, 2026 and December 31, 2025 were:

	March 31, 2026	December 31, 2025
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$4,398,116	$3,257,275
Agency CMBS (in thousands)	31,261	30,918
Loans held for sale (in thousands)	629,365	801,727
Non-Agency RMBS and Loans held for investment (in thousands) (1)	1,936,954	1,948,416
Total	$6,995,696	$6,038,336

Securities pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$4,569,538	$3,412,955
Agency CMBS (in thousands)	30,260	27,839
Loans held for sale (in thousands)	696,371	891,937
Non-Agency RMBS and Loans held for investment (in thousands)	2,838,342	3,020,818
Total	$8,134,511	$7,353,549

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$3,827,937	$1,830,021
Agency CMBS (in thousands)	31,182	30,509
Loans held for sale (in thousands)	673,965	620,654
Non-Agency RMBS and Loans held for investment (in thousands)	1,921,144	2,321,499
Total	$6,454,228	$4,802,683

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	3.81%	3.99%
Agency CMBS	3.80%	4.04%
Loans held for sale	5.75%	5.84%
Non-Agency RMBS and Loans held for investment	6.20%	6.43%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	32 Days	26 Days
Agency CMBS	7 Days	8 Days
Loans held for sale	203 Days	218 Days
Non-Agency RMBS and Loans held for investment	232 Days	278 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	47 Days	48 Days
Agency CMBS	32 Days	35 Days
Loans held for sale	203 Days	218 Days
Non-Agency RMBS and Loans held for investment	251 Days	299 Days
(1) The values for secured financing agreements in the table above is net of $155 thousand and $271 thousand of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the secured financing agreements collateralized by MBS, Loans held for investment, and LHFS had the following remaining maturities and borrowing rates.

	March 31, 2026			December 31, 2025
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	2,631,766	4.22%	3.79% - 6.93%	2,630,804	4.15%	3.93% - 6.76%
30 to 59 days	2,054,467	3.94%	3.79% - 7.40%	781,654	4.86%	3.94% - 6.54%
60 to 89 days	534,202	4.19%	3.80% - 6.43%	722,995	4.75%	3.90% - 6.54%
90 to 119 days	94,307	5.65%	4.54% - 6.43%	263,081	6.78%	5.37% - 6.97%
120 to 180 days	482,730	6.17%	4.54% - 8.38%	96,153	5.47%	5.36% - 6.54%
180 days to 1 year	897,869	6.73%	4.98% - 8.15%	810,443	6.03%	4.77% - 8.38%
1 to 2 years	300,355	4.98%	4.98% - 5.38%	733,206	6.79%	4.98% - 8.15%
2 to 3 years	—	—%	—% - —%	—	—%	—% - —%
Total	$6,995,696	4.65%		$6,038,336	5.02%
(1) The values for secured financing agreements in the table above is net of $155 thousand and $271 thousand of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.

Secured Financing Agreements at fair value

The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2026 and December 31, 2025 was $300 million and $306 million, respectively. The fair value of collateral pledged was $352 million and $360 million as of March 31, 2026 and December 31, 2025, respectively. The Company carries this secured financing instrument at fair value of $292 million and $299 million as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%, respectively. At March 31, 2026 and December 31, 2025, the haircut for the secured financing agreements at fair value was 7.5%, respectively. At March 31, 2026, the maturity on the secured financing agreements at fair value was more than two years.

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

Securitized Debt Collateralized by Non-Agency RMBS

At March 31, 2026 and December 31, 2025, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At March 31, 2026 and December 31, 2025, the debt carried a weighted average coupon of 6.7%. As of March 31, 2026, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the three months ended March 31, 2026 and 2025.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at March 31, 2026 and December 31, 2025, based on expected cash flows of the RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Within One Year	$8	$8
One to Three Years	12	145
Three to Five Years	3	4
Greater Than Five Years	25	28
Total	$48	$185

Maturities of the Company’s securitized debt collateralized by Non-Agency RMBS are dependent upon cash flows received from the underlying collateral. The estimate of their repayment is based on scheduled principal payments on the underlying collateral. This estimate will differ from actual amounts to the extent prepayments or losses are experienced. See Note 3 — Mortgage-Backed Securities for a more detailed discussion of the securities collateralizing the securitized debt.

Securitized Debt Collateralized by Loans Held for Investment

At March 31, 2026 and December 31, 2025, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $5.8 billion and $7.1 billion, respectively. At March 31, 2026 and December 31, 2025, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.6% and 3.7%, respectively. As of March 31, 2026, the maturities of the debt range between the years 2038 and 2099.

During the quarter ended March 31, 2026, the Company redeemed eight securitizations collateralized by $1.5 billion of fully valued reperforming loans. The Company sold $1.2 billion of these seasoned reperforming loans and retained $287 million in Loans held for investment. In conjunction with the redemption of these securitizations, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.0 billion. These transactions resulted in net loss on extinguishment of debt of $39 million. During the quarter ended March 31, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million, which resulted in net loss on extinguishment of debt of $2 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at March 31, 2026 and December 31, 2025, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Within One Year	$993,289	$1,194,768
One to Three Years	1,632,963	1,960,648
Three to Five Years	1,524,709	1,802,112
Greater Than Five Years	1,626,141	2,123,842
Total	$5,777,102	$7,081,370

Maturities of the Company’s securitized debt collateralized by Loans held for investment are dependent upon cash flows received from the underlying loans. The estimate of their repayment is based on scheduled principal payments on the underlying loans. This estimate will differ from actual amounts to the extent prepayments or loan losses are experienced. See Note 4 — Loans Held for Investment for a more detailed discussion of the loans collateralizing the securitized debt.

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of March 31, 2026, excluding any debt issued by the Company where the Company only has a clean-up call.

March 31, 2026
(dollars in thousands)
Year	Principal
Currently callable	$2,718,957
2026	575,077
2027	1,040,184
2028	710,836
Total	$5,045,054

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

On August 19, 2024, the Company completed its registered underwritten public offering of $65 million aggregate principal amount of 9.25% senior notes due 2029 (the “9.25% Notes”). The 9.25% Notes were issued at 100% of the principal amount, bear interest at a rate equal to 9.25% per year, payable in cash on a quarterly basis, and are expected to mature on August 15, 2029. Pursuant to the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional $10 million aggregate principal amount of the 9.25% Notes to cover over-allotments, which was fully exercised by the underwriters. The Company issued $75 million of total principal amount under this offering and after deducting the underwriting discount and other debt issuance costs, the Company received approximately $72 million.

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

At March 31, 2026, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At March 31, 2026, the unamortized deferred debt issuance cost was $8 million. The net interest expense was $6 million for the three months ended March 31, 2026. At December 31, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At December 31, 2025, the unamortized deferred debt issuance cost was $8 million. The net interest expense was $17 million for the year ended December 31, 2025. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029, August 15, 2029, and August 15, 2030 for the 9.00% Notes, 9.25% Notes, and 8.875% Notes, respectively.

10. Consolidated Securitization Vehicles and Other Variable Interest Entities

Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.

During the quarter ended March 31, 2026, the Company did not securitize any residential mortgage loans. During the quarter ended March 31, 2025, the Company consolidated approximately $934 million UPB of seasoned reperforming residential mortgage loans.

VIEs for Which the Company is the Primary Beneficiary

The retained beneficial interests in VIEs for which the Company is the primary beneficiary are typically the subordinated tranches of these securitizations and in some cases the Company may hold interests in additional tranches. Additionally, the Company owns variable interests in entities that invest in Interests in MSR financing receivables. These entities are VIEs because they do not have sufficient equity at risk to finance their activities and the Company has the right to direct the activities of the VIE that most significantly impact its economic performance and hold substantially all of the variable interests in the entities. The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$203,195	$210,185
Loans held for investment, at fair value	7,242,524	8,921,357
Accrued interest receivable	37,628	44,455
Other assets	22,875	22,451
Interests in MSR financing receivables	18,383	16,895
Total Assets:	$7,524,605	$9,215,343

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$65,035	$66,579
Securitized debt at fair value, collateralized by Loans held for investment	5,233,241	6,442,871
Accrued interest payable	17,264	22,887
Other liabilities	1,177	1,554
Total Liabilities:	$5,316,717	$6,533,891
(1) March 31, 2026 and December 31, 2025 balances includes allowance for credit losses of $18 million and $17 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$129,069	$144,402
Interest expense, Non-recourse liabilities of VIEs	63,879	69,651
Net interest income	$65,190	$74,751

Increase (decrease) in provision for credit losses	$1,690	$1,147

Interest income from investment in MSR financing receivable	$1,395	N/A

Servicing fees	$4,329	$6,170

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

The fair value of the Company’s investments in each unconsolidated VIEs at March 31, 2026, ranged from less than $1 million to $22 million with an aggregate amount of $553 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2025, ranged from less than $1 million to $22 million, with an aggregate amount of $607 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $535 million and $582 million at March 31, 2026 and December 31, 2025, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.

11. Interests in MSR Financing Receivables

The Company does not hold the requisite licenses to purchase or hold MSRs directly. In 2025, the Company entered into purchase agreements to acquire base and excess servicing compensation rights, known as MSRs, associated with a $6.5 billion portfolio of mortgage loans from a licensed, GSE-approved residential mortgage loan servicer, which enables the Company to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. The Company, through its wholly-owned subsidiary, entered into a Reference Spread Agreement for Agency Loans to purchase the base servicing fee on the mortgage servicing loans at a rate of 12.5 basis points less the cost of servicing and other ancillary fees and income. In addition, the Company, through a consolidated VIE, purchased an interest in the true excess servicing fees (“ESS”) from the mortgage servicing counterparty as outlined by a True Excess Spread Agreement (“TESPA”). Under the terms of the TESPA, the Company (i) purchased the ESS from the mortgage servicing counterparty, entitling the Company to monthly distributions of the servicing fees collected by the mortgage loan servicer in excess of 12.5 basis points per annum (and to distributions of corresponding proceeds from the sale of the MSRs), and (ii) will fund the balance of the MSR purchase price to the parent company of the mortgage loan servicer and, in exchange, has an unsecured right to payment of certain amounts determined by reference to the MSR, generally equal to the servicing fee revenue less the ESS and the costs of servicing (and to distributions of corresponding proceeds from the sale of the MSRs). The Company's investment in MSRs, net of any related financing obtained by the mortgage loan servicer, was $38 million.

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty to utilize leverage on the MSRs to which the Company’s Interests in MSR financing receivables are referenced, or to finance the purchase of additional MSRs. As of March 31, 2026, the Company’s counterparty had drawn $59 million of financing secured by the MSRs to which the Company’s Interests in MSR financing receivables are referenced.

The Company accounts for transactions executed under its arrangement with the mortgage servicing counterparty as financing transactions and reflects the associated financing receivables in the line item “Interests in MSR financing receivables” on its Consolidated Statements of Financial Condition. The Company has elected to account for its Interests in MSR financing receivables at fair value with changes in fair value that are not attributed to interest income recognized as a component of “Net unrealized gains on financial instruments at fair value” in the accompanying Consolidated Statements of Operations. Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when received. The Company will record the income related to distributions (cash received) as “Interest income from investment in MSR financing receivables, net” in the accompanying Consolidated Statements of Operations. The Company recognized interest income from investment in MSR financing receivables, net, of $2 million for the quarter ended March 31, 2026.

As of March 31, 2026, the fair value of the Company’s Interests in MSR financing receivables was $40 million. As of March 31, 2025, the Company did not hold any Interests in MSR financing receivables. The following table presents activity related to the carrying value of the Company’s Interests in MSR financing receivables for the period indicated:

For the Quarter Ended
March 31, 2026
(dollars in thousands)
Balance, beginning of period	$37,294
Purchases	—
Capital distribution	—
Interest income from investment in MSR financing receivables	4,607
Amortization of MSR loan pool	(2,296)
Changes in unrealized gains (losses)	2,187
Servicer advances	(2,020)
Balance, end of period	$39,773

12. Derivative Instruments

In connection with the Company’s interest rate risk management strategy, the Company may seek to economically hedge a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, U.S. Treasury futures, swap futures and interest rate caps. Swaps are used to lock in a fixed rate related to a portion of the Company's current and anticipated payments on secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company’s swaptions are not centrally cleared. U.S. Treasury futures are derivatives that track the prices of generic benchmark U.S. Treasury securities with identical maturity and are traded on an active exchange. It is generally the Company’s policy to close out any U.S. Treasury futures positions prior to delivering the underlying security. U.S. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. Swap futures are exchange-traded contracts that mirror the economics of an interest rate swap, where one party pays a fixed rate and the other pays a floating rate based on the SOFR. Swap futures are marked-to-market daily, with prices published by the CME Group. Interest rate caps are used to protect against rising floating interest rates related to a portion of the Company’s current and anticipated payments on secured financing arrangements, with the Company receiving payments when SOFR exceeds the strike rate over a specified term.

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

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. In the event of a default by the counterparty, the Company could have difficulty obtaining its RMBS or cash pledged as collateral for these derivative instruments. The Company periodically monitors the credit profiles of its counterparties to determine if it is exposed to counterparty credit risk. See Note 17 — Credit Risk and Interest Rate Risk for further discussion of counterparty credit risk.

The Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. The estimated fair value of the Company’s IRLCs was $4 million as of March 31, 2026. Total gains, inclusive of both realized and unrealized amounts, is included in the Company’s Gain on origination and sale of loans, net, within the accompanying Consolidated Statements of Operations.

Interest Rate Swaps

The weighted average pay rate on the Company’s interest rate swaps at March 31, 2026 was 3.55% and the weighted average receive rate was 3.68%. At March 31, 2026, the weighted average maturity on the Company’s interest rate swaps was less than six years.

The weighted average pay rate on the Company’s interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on the Company’s interest rate swaps was less than six years.

The Company had net realized losses of $3 million related to swap terminations during the quarter ended March 31, 2026. The Company had no swap terminations during the quarter ended March 31, 2025.

Swap Futures

During the quarter ended March 31, 2026, the Company had Swap futures with a notional of $340 million. The Company had no swap futures terminations during the quarter ended March 31, 2026. During the year ended December 31, 2025, the Company had Swap futures with a notional of $340 million. The Company had no swap future terminations during the quarter ended March 31, 2025.

Swaptions

During the quarter ended March 31, 2026, the Company had no open swaption positions. The Company had net realized gains of $2 million related to swaptions during the quarter ended March 31, 2026. During the quarter ended March 31, 2025, the Company had no swaption terminations. During the year ended December 31, 2025, the Company had swaptions with a notional value of $600 million.

Interest Rate Caps

During the quarter ended March 31, 2026, the Company entered into two interest rate caps. The Company paid $5 million for a $500 million notional two-year interest rate cap with a strike rate of 3.00% on SOFR as the market reference rate. The Company paid $8 million for a $600 million notional two-year interest rate cap with a strike rate of 3.30% on SOFR as the market reference rate. The Company held a $500 million notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. The Company terminated $500 million notional interest rate cap with a 3.95% strike rate for a realized loss of $4 million. During the year ended December 31, 2025, the Company had a $1.0 billion notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate.

Treasury Futures Contracts

For the Investment Portfolio segment, during the quarter ended March 31, 2026, the Company had no open U.S. Treasury future positions. For the Investment Portfolio segment, during the quarter ended March 31, 2026, the Company had no realized gains or losses. For the Investment Portfolio segment, during the year ended December 31, 2025, the Company had no open U.S. Treasury future positions.

For the Investment Portfolio segment, during the quarter ended March 31, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For the Residential Origination segment, during the period ended March 31, 2026, the Company entered into 233 short five-year and 905 short two-year U.S. Treasury futures contract with notional amounts of $23 million and $181 million respectively, which it subsequently covered for a realized gain of $112 thousand. The Company is short 212 five-year and 800 two-year U.S. Treasury futures contracts at March 31, 2026. During the year ended December 31, 2025, the Company was short 197 five-year and 765 two-year U.S. Treasury futures contracts.

Interest Rate Lock Commitments

For the Residential Origination segment, the Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. At March 31, 2026, the notional amount of the locked pipeline was $261 million with a fair value of $4 million. During the quarter ended March 31, 2026, the Company had net realized gains of $303 thousand. At December 31, 2025, the notional amount of the locked pipeline was $200 million with a fair value of $4 million.

TBAs

The Company may purchase TBA securities as a means of investing in non-specified fixed-rate Agency RMBS, and may also sell TBA securities to economically hedge its portfolio. A TBA security is a forward contract for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price, with specified general collateral characteristics, including issuer, maturity, and coupon. The specific securities to be delivered are not identified until shortly before the settlement date.

The Company may establish long, short, or combined positions in TBA securities through a series of transactions, commonly referred to as “dollar roll” transactions. A dollar roll transaction effectively delays the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased or sold for a forward settlement date are generally priced at a discount relative to those settling in the current month as the holder of a current settlement position will receive coupon payments sooner than those settling in the forward month. This price difference, referred to as “drop income (expense),” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from the trade date to the settlement date.

The following table presents information about the Company's TBA purchase and sale contracts as of March 31, 2026. The Company did not own TBAs as of December 31, 2025.

	Notional Amount	Cost Basis	Fair Value	Net Carrying Value
	(dollars in thousands)
Purchase contracts	$—	$—	$—	$—
Sales contracts	966,322	976,063	974,504	1,559
Total TBAs	$966,322	$976,063	$974,504	$1,559

Drop expense for the three months ended March 31, 2026 was $438 thousand and is reported within Periodic interest on derivatives, net in the consolidated statements of operations. At March 31, 2026, the Company had realized gain of $8 million. The Company did not own TBAs as of March 31, 2025.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 17 — Credit Risk and Interest Rate Risk for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of March 31, 2026 and December 31, 2025.

		March 31, 2026
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps (1)	$3,616,000	Derivatives, at fair value	$28,176	Derivatives, at fair value	$—
Swap futures	340,000	Derivatives, at fair value	492	Derivatives, at fair value	—
Swaptions	—	Derivatives, at fair value	—	Derivatives, at fair value	—
Interest rate cap	1,600,000	Derivatives, at fair value	—	Derivatives, at fair value	—
TBA	966,322	Derivatives, at fair value	1,449	Derivatives, at fair value	—
U.S. Treasury futures	181,200	Derivatives, at fair value	1,211	Derivatives, at fair value	—
Interest rate lock commitments	261,406	Derivatives, at fair value	4,158	Derivatives, at fair value	—
Total	$6,964,928		$35,486		$—
(1) Interest rate swaps includes no notional amount of cancellable swaps under which the Company retains the right to terminate the swap on specified future dates.

		December 31, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps (1)	$3,014,000	Derivatives, at fair value, net	$21,158	Derivatives, at fair value, net	$—
Swap futures	340,000	Derivatives, at fair value	57	Derivatives, at fair value	(1,759)
Swaptions	600,000	Derivatives, at fair value, net	117	Derivatives, at fair value, net	—
Interest rate cap	1,000,000	Derivatives, at fair value	—	Derivatives, at fair value	—
U.S. Treasury futures	172,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Interest rate lock commitments	199,828	Derivatives, at fair value	3,855	Derivatives, at fair value	—
Total	$5,326,528		$25,187		$(1,759)
(1) Interest rate swaps include $575 million in notional amount of cancellable swaps under which the Company retains the right to terminate the swap on specified future dates.

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarters ended March 31, 2026 and 2025, respectively, is presented below.

		Net gains (losses) on derivatives for the quarters ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	March 31, 2026	March 31, 2025
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on derivatives	$9,342	$(3,870)
Interest rate swaps	Realized gains (losses) on derivatives	(3,409)	—
Interest rate swaps	Periodic interest on derivatives, net	1,802	4,088
Swap futures	Net unrealized gains (losses) on derivatives	1,780	(240)
Swap futures	Realized gains (losses) on derivatives	—	—
Swap futures	Periodic interest on derivatives, net	470	47
U.S. Treasury futures	Realized gains (losses) on derivatives	—	82
U.S. Treasury futures	Net unrealized gains (losses) on derivatives	—	(117)
Swaptions	Net unrealized gains (losses) on derivatives	1,044	—
Swaptions	Realized gains (losses) on derivatives	2,022	—
Interest rate cap	Net unrealized gains (losses) on derivatives	4,425	(2,242)
Interest rate cap	Realized gains (losses) on derivatives	(3,712)	—
Interest rate cap	Periodic interest on derivatives, net	—	—
TBAs	Net unrealized gains (losses) on derivatives	1,559	N/A
TBAs	Realized gains (losses) on derivatives	7,969	N/A
TBAs	Periodic interest on derivatives, net	(438)	N/A
U.S. Treasury futures	Gain on origination and sale of loans, net	1,266	N/A
Interest rate lock commitments	Gain on origination and sale of loans, net	303	N/A

When the Company enters into derivative contracts, they are typically subject to International Swaps and Derivatives Association Master Agreements or other similar agreements, such agreements may contain provisions that grant counterparties certain rights with respect to the applicable agreement upon the occurrence of certain events such as (i) a decline in stockholders’ equity in excess of specified thresholds or dollar amounts over set periods of time, (ii) the Company’s failure to maintain its REIT status, (iii) the Company’s failure to comply with limits on the amount of leverage, and (iv) the Company’s stock being delisted from the NYSE. Upon the occurrence of any one of items (i) through (iv), or another default under the agreement, the counterparty to the applicable agreement has a right to terminate the agreement in accordance with its provisions. If the Company breaches any of these provisions, it will be required to settle its obligations under the agreements at their termination values, which approximates fair value.

13. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarter ended March 31, 2026. The Company declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarter ended March 31, 2025.

The Company declared dividends to Series B preferred stockholders of $8 million, or $0.61 per preferred share, during the quarter ended March 31, 2026. The Company declared dividends to Series B preferred stockholders of $8 million, or $0.65 per preferred share, during the quarter ended March 31, 2025.

The Company declared dividends to Series C preferred stockholders of $6 million, or $0.54 per preferred share, during the quarter ended March 31, 2026. The Company declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share, during the quarter ended March 31, 2025.

The Company declared dividends to Series D preferred stockholders of $5 million, or $0.58 per preferred share, during the quarter ended March 31, 2026. The Company declared dividends to Series D preferred stockholders of $5 million, or $0.62 per preferred share, during the quarter ended March 31, 2025.

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

After June 30, 2023, all LIBOR tenors relevant to the Company ceased to be published or became no longer representative. The Company believes that the federal Adjustable Interest Rate (LIBOR) Act and the related regulations promulgated thereunder are applicable to each of its Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the law to the aforementioned preferred stock, the Company believes, given all of the information available to the Company to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26161% per annum have automatically replaced three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

Common Stock

In January 2024, the Company's Board of Directors updated the authorization of the Company’s share repurchase program (the “Share Repurchase Program”) to include the Company's preferred stock and increased the authorization by $33 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any of its common stock during the quarters ended March 31, 2026 and 2025. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of March 31, 2026.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters ended March 31, 2026 and 2025. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of March 31, 2026.

During quarter ended March 31, 2026, the Company declared dividends to common shareholders of $38 million or $0.45 per share. During the quarter ended March 31, 2025, the Company declared dividends to common shareholders of $30 million, or $0.37 per share.

Earnings per Share (EPS)

EPS for the quarters ended March 31, 2026 and 2025 are computed as follows:

	For the Quarters Ended
	March 31, 2026	March 31, 2025
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders — Basic	$(65,007)	$145,940
Effect of dilutive securities:	—	—
Net income available to common shareholders — Diluted	$(65,007)	$145,940

Denominator:
Weighted average basic shares	83,661,145	81,350,497
Effect of dilutive securities	—	1,043,721
Weighted average dilutive shares	83,661,145	82,394,218

Net income (loss) per average share attributable to common stockholders — Basic	$(0.78)	$1.79
Net income (loss) per average share attributable to common stockholders — Diluted	$(0.78)	$1.77

For the quarter ended March 31, 2026, the Company reported a net loss; therefore all potential common shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. There were no anti-dilutive shares during the quarters ended March 31, 2025.
14. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the quarters ended March 31, 2026 and 2025:

	March 31, 2026
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2025	$146,295	$146,295
OCI before reclassifications	(11,698)	(11,698)
Amounts reclassified from AOCI	3,140	3,140
Net current period OCI	(8,558)	(8,558)
Balance as of March 31, 2026	$137,737	$137,737

	March 31, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(1,679)	(1,679)
Amounts reclassified from AOCI	—	—
Net current period OCI	(1,679)	(1,679)
Balance as of March 31, 2025	$157,770	$157,770

The amounts reclassified from AOCI balance comprised of $3 million net unrealized losses on available-for-sale securities sold for the quarter ended March 31, 2026. There were no amounts reclassified from AOCI during the quarter ended March 31, 2025.

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

As of March 31, 2026, approximately 3 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At both March 31, 2026 and December 31, 2025, there are approximately 92 thousand shares for which payments have been deferred until separation or a date elected by the participant. At March 31, 2026 and December 31, 2025, there are approximately 224 thousand and 269 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the three months ended March 31, 2026 and 2025, the Company granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 439 thousand RSU awards during the three months ended March 31, 2026 with a grant date fair value of $6 million which includes stock grants to both Chimera and HomeXpress employees for the 2026 performance year. The Company granted 304 thousand RSU awards during the three months ended March 31, 2025 with a grant date fair value of $4 million for the 2025 performance year.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee adopted the Chimera Investment Corporation 2025 Inducement Award Plan (the “Award Plan”), pursuant to which the Company reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the Award Plan. The Company issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with the Company’s future performance. The PSU awards granted during the three months ended March 31, 2026 include a three-year performance period ending on December 31, 2028. For the PSU awards granted during the three months ended March 31, 2026, the final number of shares awarded will be between 0% and 150% of the PSUs granted based on share price performance compared to a peer group. The PSU awards granted during the three months ended March 31, 2025, include a three-year performance period ending on December 31, 2027. For the PSU awards granted during the three months ended March 31, 2025, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the three months ended March 31, 2026, the Company granted 415 thousand PSU awards to senior management with a grant date fair value of $5 million. For the three months ended March 31, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million.

The Company recognized stock-based compensation expense of $5 million which includes stock grants to both Chimera and HomeXpress employees for the three months ended March 31, 2026. The Company recognized stock-based compensation expense of $4 million for the three months ended March 31, 2025.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $24,500 if under the age of 50 years and an additional $8,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plans upon termination of employment, retirement, death or disability. The 401(k) expenses related to the Company’s qualified plan for the three months ended March 31, 2026 and 2025 was $1 million and $239 thousand, respectively.

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

The Company recorded an income tax benefit of $2 million and income tax expense of $2 million for the quarters ended March 31, 2026 and March 31, 2025, respectively.

The Company’s effective tax rate differs from the U.S. federal corporate statutory tax rate of 21 percent primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2022 remain open for examination.

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

The Company attempts to manage credit risk through due diligence, asset selection and portfolio monitoring. The Company may invest in a variety of residential loan products, including but not limited to, Non-QM, QM, jumbo prime, RTLs, Investor Loans and reperforming residential mortgage loans. The Company seeks to manage credit risk through ensuring loans are originated in compliance with regulatory requirements, serviced in accordance with acceptable servicing practices, diversified geographically, and contain loan characteristics sufficiently aligned with borrower credit attributes.

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

The Company's secured financing transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our Consolidated Statements of Financial Condition as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(6,987,171)	$—	$(6,987,171)	$8,134,511	$49,651	$1,196,991
Interest rate swaps - Gross Assets	28,529	(353)	28,176	—	28,820	56,996
Interest rate swaps - Gross Liabilities	(691)	691	—	—	—	—
Futures (2) - Gross Assets	1,703	—	1,703	—	2,869	4,572
Futures (2) - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	—	—	—	—	(2,780)	(2,780)
Interest rate cap - Gross Assets	13,731	(13,731)	—	—	(14,630)	(14,630)
Interest rate cap - Gross Liabilities	—	—	—	—	—	—
Interest Rate Lock - Gross Assets	4,158	—	4,158	—	—	4,158
Interest Rate Lock - Gross Liabilities	—	—	—	—	—	—
TBA Derivatives- Gross Assets	1,559	(110)	1,449	—	(6,297)	(4,848)
TBA Derivatives- Gross Liabilities	—	—	—	—	—	—
Total	$(6,938,182)	$(13,503)	$(6,951,685)	$8,134,511	$57,633	$1,240,459
(1) Included in Other assets
(2) Includes Futures with underlying Eris Secured Overnight Financing Rate Swaps and U.S. Treasuries

	December 31, 2025
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(6,031,182)	$—	$(6,031,182)	$7,353,549	$16,968	$1,339,335
Interest Rate Swaps - Gross Assets	21,413	(255)	21,158	—	43,235	64,393
Interest Rate Swaps - Gross Liabilities	(115)	115	—	—	—	—
Futures (2) - Gross Assets	57	—	57	—	5,857	5,914
Futures (2) - Gross Liabilities	(1,759)	—	(1,759)	—	—	(1,759)
Swaptions - Gross Assets	3,927	(3,810)	117	—	(3,810)	(3,693)
Swaptions - Gross Liabilities	—	—	—	—	—	—
Interest rate cap - Gross Assets	115	(115)	—	—	(440)	(440)
Interest rate cap - Gross Liabilities	—	—	—	—	—	—
Interest Rate Lock - Gross Assets	3,855	—	3,855	—	—	3,855
Interest Rate Lock - Gross Liabilities	—	—	—	—	—	—
Total	$(6,003,689)	$(4,065)	$(6,007,754)	$7,353,549	$61,810	$1,407,605
(1) Included in Other assets
(2) Includes Futures with underlying Eris Secured Overnight Financing Rate Swaps and U.S. Treasuries

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

Interests in MSR Financing Receivable Commitments

The Company is party to agreements with a licensed, GSE-approved residential mortgage loan servicer that enables it to garner the economic return of an investment in an MSR purchased by the mortgage servicing counterparty through an MSR financing transaction. The Company has committed to invest a total minimum of $38.2 million of capital. The Company has the option to request the mortgage servicing counterparty to sell the related MSR investments and repay the Company amounts owed to it under the MSR financing transaction less a minimum fee the mortgage servicing counterparty would have earned over the remaining original commitment periods.

At the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs related to its Interests in MSR financing receivables. As of March 31, 2026, the Company’s mortgage servicing counterparty has a $100 million credit facility that is secured by certain MSRs, including MSRs to which the Company’s Interests in MSR financing receivables are referenced. As of March 31, 2026, the mortgage servicing counterparty had drawn $58.5 million of availability under its credit facility. As of March 31, 2026, the Company had the ability to utilize approximately 41.5% of its mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, the mortgage servicing counterparty can obtain advances of up to 65% of the fair value of the MSR collateral value pledged. Under the mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, the Company would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If the Company were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which the Company’s Interests in MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of the Company’s Interests in MSR financing receivables. Draws under the facility bear interest at term SOFR plus 3.00% with a floor of 5.50% and a maturity date of July 31, 2027 with a one-year borrower extension option.

Under the arrangement, the Company is obligated to provide funds to the mortgage servicing counterparty to fund its advances of payments on the serviced pool of mortgage loans within the referenced MSR. The mortgage servicing counterparty is required to return to the Company any subsequent servicing advances collected or reimbursed by the GSEs. At the Company’s option, it could request the mortgage servicing counterparty to fund any servicing advances with draws under its credit facility, subject to available borrowing capacity, but the Company would be required to fund such financing costs.

Repurchase reserves

When the Company sells mortgage loans it makes customary representations and warranties to the purchasers about various characteristics of each loan such as the origination and underwriting guidelines, including, but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state, and local law. The whole loan sale agreements generally require the Company to repurchase loans if a representation or warranty is breached. In addition, the Company could also be required to repurchase loans as a result of borrower fraud or if a payment default occurs on a mortgage loan shortly after its sale. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer for any loss. The Company’s loss may be reduced by proceeds from the sale or liquidation of the repurchased loan. In such event, the Company may have the right to seek a recovery of related repurchase losses from the referring mortgage broker.

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

The settlements, net, for the quarters ended March 31, 2026, were primarily related to the repayment of premiums on early loan payoffs. Repurchase reserves are included within Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

The activity related to the Company’s loan repurchase reserves for previously sold loans for the three months ended March 31, 2026, is as follows:

For the Three Months Ended
March 31, 2026
(dollars in thousands)
Balance, beginning of period	$5,780
Provision (benefit)	73
Settlements, net	(433)
Balance, end of period	$5,420

During the first quarter of 2026, the Company, through its TRS subsidiary, committed to purchase $187 million of Non-QM and Investor Loans from HomeXpress. The trade is expected to settle in the second quarter of 2026. The loan pricing for these loans is based on observable market inputs and is consistent with pricing received from private investors.

19. Business Combination

HomeXpress Acquisition

On October 1, 2025, the Company, through its wholly-owned subsidiary CIM Funding TRS, completed the HomeXpress Acquisition. The acquisition was accounted for as a business combination under ASC 805 using the acquisition method of accounting. HomeXpress’ assets and liabilities, adjusted to reflect their estimated fair values at the acquisition date, and results of operations are included in the Company’s consolidated financial statements from the acquisition date. See Note 20 — Segment Reporting for information regarding the impact of the HomeXpress Acquisition on the Company’s reportable segments.

For the three months ended March 31, 2026, HomeXpress contributed approximately $4 million of net interest income, $21 million of other income related to the gain on origination and sale of loans, and $8 million of net income to the Company’s consolidated results of operations.

Measurement Period Considerations

The Company is within the measurement period for the HomeXpress Acquisition, which extends up to one year from the acquisition date. During the three months ended March 31, 2026, the Company did not record any measurement period adjustments related to the HomeXpress Acquisition. Accordingly, the preliminary allocation of the purchase price, including amounts recorded as goodwill and intangible assets, remains unchanged from that reported as of December 31, 2025.

Goodwill and intangible assets recognized in connection with the HomeXpress Acquisition are included in Other assets on the Company’s Consolidated Statements of Financial Condition. See Note 2 — Summary of the Significant Accounting Policies for additional information.

20. Segment Reporting

At March 31, 2026, the Company's reportable segments include (i) Investment Portfolio and (ii) Residential Origination.

Residential Origination segment

The Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans), and other Non-Agency and Agency mortgage loan products. This segment includes the related goodwill and intangible assets, operating revenues and expenses, and certain assets directly associated with the origination platform, including HomeXpress-related residential whole loans and real estate owned.

Investment Portfolio Segment

The Investment Portfolio segment consists of the Company’s investments and third-party advisory services activities, and includes its investments in financial assets including (i) residential mortgage loans and properties, (ii) real estate-related securities, (iii) consumer loans, (iv) MSR-related investments and (v) certain ancillary investments and equity method investments, as well as associated financing, hedging, and various allocable expenses. Prior to the fourth quarter of 2025, these activities comprised the Company’s single reportable segment.

Chief Operating Decision Maker and Performance Measures

The Company's segment reporting aligns with the information reviewed by the Company’s CODM for purposes of performance assessment and resource allocation. The Company identifies its CODM as the Chief Executive Officer. The CODM evaluates performance and makes investment and operating decisions based on each segment's contribution to net income. This measure is also used in the Company’s annual budgeting and forecasting process and in assessing budget-to-actual variances when allocating capital and personnel to the segments throughout the year.

Basis of Presentation and Recast of Prior Period

The segment information presented below reflects the Company's current reportable segment structure.

The Company completed its acquisition of HomeXpress on October 1, 2025, which resulted in the establishment of the Residential Origination segment. As a result, no revenues or expenses are presented for the Residential Origination segment for the three months ended March 31, 2025. Accordingly, the segment results for the three months ended March 31, 2026 are not directly comparable to those of the prior year period.

Segment Results

The following tables present, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses that are regularly reviewed by the CODM. Segment results are prepared on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated amounts below:

	For the Quarter Ended
	March 31, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$205,346	$13,949	$219,295
Interest expense	134,169	10,124	144,293
Net interest income	71,177	3,825	75,002

Increase in provision for credit losses	2,824	—	2,824

Other income (losses):
Net unrealized gains (losses) on derivatives	18,150	—	18,150
Realized gains (losses) on derivatives	2,870	—	2,870
Periodic interest on derivatives, net	1,834	—	1,834
Net gains (losses) on derivatives	22,854	—	22,854
Investment management and advisory fees	7,165	—	7,165
Interest income from investment in MSR financing receivables, net	2,311	—	2,311
Net unrealized gains (losses) on financial instruments at fair value	(37,536)	—	(37,536)
Net realized gains (losses) on sales of investments	(40,428)	—	(40,428)
Gains (losses) on extinguishment of debt	(38,858)	—	(38,858)
Other investment losses	(910)	—	(910)
Gain on origination and sale of loans, net	—	21,385	21,385
Total other income (losses)	(85,402)	21,385	(64,017)

Other expenses:
Compensation and benefits	15,066	11,640	26,706
General and administrative expenses	10,035	2,126	12,161
Servicing and asset manager fees	5,522	—	5,522
Depreciation, amortization, and impairment expense	6,222	3,427	9,649
Transaction expenses	98	—	98
Total other expenses	36,943	17,193	54,136

Income (loss) before income taxes	(53,991)	8,017	(45,974)
Income tax (benefit) expense	(2,106)	42	(2,064)
Net income (loss)	(51,885)	7,975	(43,910)

Dividends on preferred stock	21,097	—	21,097

Net income (loss) available to common shareholders	$(72,982)	$7,975	$(65,007)

	For the Quarter Ended
	March 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$190,616	$—	$190,616
Interest expense	121,397	—	121,397
Net interest income	69,219	—	69,219

Increase in provision for credit losses	3,387	—	3,387

Other income (losses):
Net unrealized gains (losses) on derivatives	(6,469)	—	(6,469)
Realized gains (losses) on derivatives	82	—	82
Periodic interest on derivatives, net	4,135	—	4,135
Net gains (losses) on derivatives	(2,252)	—	(2,252)
Investment management and advisory fees	8,936	—	8,936
Interest income from investment in MSR financing receivables, net	—	—	—
Net unrealized gains on financial instruments at fair value	128,895	—	128,895
Net realized losses on sales of investments	—	—	—
Gains on extinguishment of debt	2,122	—	2,122
Other investment losses	(417)	—	(417)
Gain on origination and sale of loans, net	—	—	—
Total other income (losses)	137,284	—	137,284

Other expenses:
Compensation and benefits	13,085	—	13,085
General and administrative expenses	6,907	—	6,907
Servicing and asset manager fees	7,431	—	7,431
Amortization of intangibles and depreciation expenses	951	—	951
Transaction expenses	5,688	—	5,688
Total other expenses	34,062	—	34,062

Income before income taxes	169,052	—	169,052
Income tax expense (benefit)	1,755	—	1,755
Net income	167,297	—	167,297

Dividends on preferred stock	21,357	—	21,357

Net income available to common shareholders	$145,940	$—	$145,940

Segment Assets

The CODM reviews total assets by segment in evaluating performance and allocating resources. Segment assets are presented on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated total assets below.

	As of
	March 31, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$15,012,333	$967,047	$15,979,379

	As of
	December 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$14,676,908	$1,131,634	$15,808,542

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
•changes in our industry, the general economy or geopolitical conditions, including the ongoing conflicts involving the U.S. in the Middle East;
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

Executive Summary

We are a diversified real estate company that invests in, originates, and manages primarily residential real estate assets. The assets we may invest in for ourselves and manage for others through our wholly-owned subsidiary Palisades Advisory Services, LLC (“PAS”) include residential mortgage loans, Non-Agency RMBS, Agency RMBS, RTLs, Investor Loans, MSRs and other real estate-related assets such as Agency CMBS, junior liens and HELOCs, equity appreciation rights, and reverse mortgages. Also, through our wholly-owned subsidiary, HomeXpress Mortgage Corp. (“HomeXpress”), we primarily originate Non-QM residential mortgage loans (both consumer loans and Investor Loans) as well as a smaller amount of QM residential mortgage loans.

In 2025, we reevaluated the composition of our reportable segments based on changes in the significance of certain business activities, including the acquisition of HomeXpress (the “HomeXpress Acquisition”) in October 2025, and the manner in which our management reviews operating results and allocates resources. As a result of this reevaluation, we now have two reportable segments: (i) Investment Portfolio, and (ii) Residential Origination. The Investment Portfolio segment consists of our investments and third-party advisory services activities. The Residential Origination segment consists of the stand-alone residential mortgage origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans) and other Non-Agency and Agency mortgage loan products.

Investment Portfolio Segment

As of March 31, 2026, based on the fair value of our interest-earning assets, approximately 58% of our investment portfolio was allocated to residential mortgage loans, 36.7% to Agency MBS, 5.3% to Non-Agency RMBS and less than 1% to interests in MSR financing receivables (excluding LHFS by HomeXpress).

We utilize a variety of channels, including securitizations, warehouse facilities, repurchase agreements and other capital market activities to finance our investments, manage liquidity, improve capital efficiency, support the implementation of our investment strategies, as well as enhance our return on equity. We manage interest rate risk using hedging instruments such as interest rate swaps, swap futures, treasury futures, swaptions, and interest rate caps. We also use TBA securities to hedge certain risks within our Agency portfolio.

Our investment strategy is intended to be effective across a variety of economic, rate, and credit environments. We seek to approach portfolio management in a disciplined manner and expect to operate in an environment characterized by ongoing uncertainty related to global trade dynamics, fiscal and monetary policy, inflation, labor market conditions, economic growth, and domestic and geopolitical tensions.

Fees earned from investment management, as well as third-party asset management and advisory services, are included in this segment.

Residential Origination Segment

We closed the HomeXpress Acquisition on October 1, 2025. The HomeXpress Acquisition represents a strategically significant milestone and broadens our business capabilities. We expect that this acquisition will provide us with direct exposure to the growing Non-QM residential mortgage loans (both consumer loans and Investor Loans) origination market and enhance the diversification of our earnings sources beyond our core investment activities. As of March 31, 2026, LHFS by HomeXpress constituted approximately 4.7% of our interest earning assets based on fair value.

HomeXpress is a specialty mortgage lender focused primarily on providing first lien, consumer Non-QM loans, and Investor Loans solutions to the residential housing market on a national scale through mortgage brokers and bankers. As of March 31, 2026, HomeXpress had approximately 6,100 approved wholesale brokers and non-delegated correspondent bankers. Non-QM loans are designed for borrowers who do not meet traditional qualified mortgage standards and typically carry higher interest rates and offer more flexible solutions. Investor Loans are secured by first liens on non-owner occupied 1–8 unit investment rental properties. HomeXpress is a leading originator of these residential mortgage loans and does so substantially on a wholesale basis through independent mortgage brokers and bankers. In the first quarter of 2026, HomeXpress sold all the loans it originated on a servicing-released basis to third-party institutional investors. During the first quarter of 2026, HomeXpress sold loans (scheduled to settle in the second quarter) to our Investment Portfolio segment under our strategy of sponsoring securitizations of Non-QM loans using HomeXpress collateral. HomeXpress uses warehouse financing to fund loans from origination through sale. While the residential real estate market and associated mortgage loan origination volumes are heavily influenced by economic factors such as interest rates, housing prices and employment conditions, additional loan origination growth for HomeXpress is expected to be realized from further development of its existing wholesale origination network, as well as the growth of its recently implemented non-delegated correspondent channel. Additional growth is also expected from the expansion of its FHA, VA and conventional Agency-conforming channel and the implementation of delegated correspondent lending platform.

Market Conditions and our Strategy

Interest Rates, Inflation, Labor Markets, and Economic Activity

This year began on a relatively stable footing, supported by expectations of Federal Reserve rate cuts in the latter half of 2025 that reinforced confidence that inflation was moderating. Markets also grew more comfortable with the outlook on tariffs, as their potential inflationary impact appeared more contained. In March 2026, escalating tensions and conflicts involving the U.S. in the Middle East disrupted energy markets, driving a sharp increase in oil prices amid concerns over disruption to flows through the Strait of Hormuz. From late February through the end of March, crude oil prices rose significantly, reigniting concerns about inflationary pressures and the risk of a broader global economic slowdown.

The U.S. economy continued to demonstrate resilience, despite moderating job growth, with unemployment in the low-4% range, and inflation relatively contained. The Federal Reserve held its target range for the federal funds rate steady during the quarter, noting at its March meeting that the economic implications of developments in the Middle East remained uncertain. After beginning the year with strong momentum and rising to new highs, equity markets became more volatile in March, with volatility persisting through quarter-end.

Against this backdrop, interest rates largely reflected shifting economic and geopolitical dynamics. Following a period of relative stability in January and February, rates moved higher in March as rising energy prices renewed inflation concerns. For the quarter, the yield on the two-year U.S. Treasury increased by 32 basis points to 3.79%, while the 10-year U.S. Treasury yield rose 15 basis points to 4.32%. Interest rate volatility also picked up notably in March, reaching its highest levels since the tariff-driven uncertainty observed in spring 2025.

Housing Market

Mortgage rates declined through February, with the average 30-year fixed rate falling below 6% late in the month for the first time since 2022. Rates reversed course in March, however, as global uncertainty and rising inflation concerns pushed borrowing costs higher. According to Freddie Mac’s Primary Mortgage Market Survey, the average 30-year fixed rate increased from 6.15% to 6.46% over the course of the first quarter. The spread between mortgage rates and the 10-year Treasury yield, which had tightened earlier in the quarter, widened by 16 basis points to 216 basis points by quarter-end.

Home prices edged lower during the first quarter, extending the modest declines observed in the second half of 2025. The S&P CoreLogic Case-Shiller U.S. National Home Price NSA Index declined approximately 1.5% over the latter half of 2025 and into early 2026. Improved affordability, driven by slightly lower home prices and declines in mortgage rates, contributed to a 5.4% increase in the National Association of Realtors Housing Affordability Index, year-to-date through February.

Existing home sales remained subdued, hovering around a 4.0 million annualized pace during the first quarter, well below historical norms. Refinancing activity picked up meaningfully compared to the first quarter of 2025 as rates declined earlier in the period, though momentum slowed in March as rates rose. Despite the increase, refinance activity remained significantly below historical averages, in part because an estimated 69% of homeowners continue to hold mortgages with rates below 5%, limiting incentives to refinance.

The U.S. housing market continued to face a significant supply shortfall, with the U.S. Chamber of Commerce estimating a deficit of approximately 4.7 million homes. Demand continued to outpace new construction, while elevated building costs, along with restrictive permitting and zoning requirements, constrained development and delayed the delivery of new, more affordable housing supply.

First Quarter 2026 Business Highlights - Investment Portfolio Segment

Investment Activity

Asset Purchases

Agency RMBS. During the first quarter, we purchased approximately $1.9 billion of Agency RMBS, deploying capital raised from legacy loan sales while simultaneously increasing our allocation to liquid securities. Of the total purchases, $608 million will settle in second quarter of 2026. These investments enable us to deploy capital in a relatively expedient manner upon raising funds through capital market transactions, asset divestitures, portfolio run-off, or other means and maintain liquidity for future investments or other strategic objectives, including business acquisitions.

Asset Sales

Non-Agency securities. In the first quarter, we also sold $24 million of Non-Agency RMBS subordinate securities. Net liquidity raised, after payment of principal on a secured financing facility that held these securities as collateral, was $6.5 million. These sales generated a realized loss of $5 million during the first quarter.

RPL sales from called securitizations. As part of our ongoing portfolio management discipline, we routinely evaluate the economic and strategic benefits of exercising our redemption rights on sponsored securitizations. These rights provide a mechanism to generate liquidity by refinancing and/or selling the underlying loan collateral.

During the first quarter, we exercised these rights across eight securitizations, redeeming $1.1 billion par value of securitized debt. Upon exercising our call rights, we sold $1.2 billion of these loans to third parties and retained $287 million on our balance sheet.

Transaction-related costs totaled approximately $2 million, and we incurred an additional $9 million of basis costs related to servicing advances and MSRs associated with the sold loans. We also repaid $195 million of recourse funding obligations tied to retained bonds from these securitizations. The retained loan portfolio was financed through a warehouse facility.

The redemption of securitized debt at par (one deal was redeemed at 1% premium to par), resulted in a net book value loss of $43 million ($39 million of realized loss and $4 million of unrealized market value loss). Including this loss, along with mark-to-market changes on the loan portfolio prior to sale and transaction-related expenses, the overall impact to book value for the quarter was a reduction of approximately $72 million.

Net proceeds received from the transactions were in excess of $195 million. The breakeven rate (cost of capital) for the cash take out from these transactions was approximately 7.7%. As noted above, a portion of the cash received was deployed immediately into accretive Agency RMBS securities, increasing our liquidity position.

Securitization Activity

There was no new securitization activity during the first quarter. However, the Investment Portfolio segment committed to purchasing $187 million of newly originated Non-QM loans and Investor Loans from our subsidiary, HomeXpress, with settlement expected in the second quarter of 2026.

We intend to establish a securitization program for Non-QM loans and Investor Loans, providing an additional source of liquidity and capital for HomeXpress originations. We expect to continue acquiring loans and plan to launch the program once a sufficient balance has been aggregated, subject to market conditions. The inaugural securitization is currently expected to close in the second or third quarter of 2026.

In addition, we entered into $170 million of notional interest rate swaps during the quarter to help mitigate exposure to interest rate volatility on these loans.

Secured Financing Activity

During the first quarter of 2026, our overall secured financing costs declined by 37 basis points. Secured financing agreements (recourse liabilities) increased by a net $956 million, primarily reflecting the use of leverage to support our Agency RMBS investments. Agency RMBS financing increased toward quarter-end, Non-Agency RMBS and Loan financing declined due to redemption of certain securitized bonds, paydowns and asset sales.

As previously noted, loans retained from the securitization unwind were financed through an existing warehouse facility. As of March 31, 2026, within the Investment Portfolio segment, we had $224 million of warehouse financing exposure (recourse liabilities) backed by residential mortgage loans and a $49 million facility related to RTLs.

At quarter-end, total recourse financing exposure for the investment portfolio was $6.4 billion, with $4.4 billion attributable to Agency RMBS and $1.9 billion attributable to residential credit investments. We continue to evaluate opportunities to finance retained securities from securitizations using longer-term, limited recourse or, where appropriate, non-mark-to-market financing structures. Currently, $1.2 billion, or 62%, of our residential credit-related recourse financings are in these types of facilities.

Hedging Activity

Residential Credit Portfolio. We continued to use derivatives to mitigate the impact of interest rates on our future financing costs and protect against the potential for higher interest rates eroding our earnings and dividend-paying ability. Our hedging strategy for the residential credit portfolio seeks to limit the impact of higher short-term interest rates, while maintaining optionality in the event interest rates decline in the future.

During the first quarter, we monetized two $300 million interest rate swaptions with one having a 3.40% pay fixed rate and January 2027 expiration, and the other having a 3.17% pay fixed rate and February 2027 expiration, for an aggregate realized gain of $2 million. We also exited a $500 million interest rate cap with a 3.95% strike rate maturing in February 2027.
As of March 31, 2026, we maintained open interest rate hedge positions attributable to the residential credit portfolio that included: (i) a $500 million interest rate cap with a strike rate of 3.95% maturing in February 2027, (ii) a $500 million interest rate cap with a strike rate of 3.00% maturing in January 2028, (iii) a $600 million interest rate cap with a strike rate of 3.30% maturing in March 2028, and (iv) $50 million 4.05% par rate equivalent pay-fixed two-year Eris swap futures maturing in March 2027.

Hedges for Loan Commitment from HomeXpress. During the quarter, we entered into two swap contracts comprising $170 million of notional, maturing in March 2028 and March 2031, with a weighted average 3.41% pay-fixed interest rate to help mitigate exposure to interest rate volatility on these loans. Our hedging techniques are designed to mitigate interest rate risk but do not offset credit spread risk.

Agency RMBS Portfolio. Interest rate swaps and swaptions are valuable tools for managing the interest rate and prepayment risks associated with levered Agency RMBS. By strategically using these derivatives, we seek to mitigate these risks, stabilize cash flows, and potentially enhance the overall risk-adjusted returns of the Agency RMBS portfolio. During the quarter, we executed a variety of interest rate derivative transactions across a range of tenors, including $1.3 billion in pay-fixed interest rate swaps. We also closed out interest rate swaps with a range of maturities and underlying swap tenors representing notional balances of $407 million that resulted in net realized loss of $609 thousand.

As of March 31, 2026, we maintained open interest rate hedge positions attributable to the Agency RMBS portfolio that included: (i) $3.4 billion 3.56% average pay-fixed interest rate swaps with varying maturities, (ii) $60 million 3.87% par rate equivalent pay-fixed ten-year Eris swap futures maturing in June 2035, and (iii) a $230 million 3.60% par rate equivalent pay-fixed five-year Eris swap futures maturing in June 2030.

Mortgage TBA Derivatives. As part of our ongoing risk management strategy, we entered into $500 million of short TBA securities in early March as geopolitical uncertainty reduced our risk tolerance. We entered into another $966 million of short TBA securities to hedge Agency MBS purchases during the quarter. After raising liquidity through loan sale activity in late March, we exited the $500 million short TBA position for a realized gain of $8 million.

Investment and third-party asset management and advisory fees

Through the Palisades acquisition in December 2024 (the “Palisades Acquisition”), we started earning investment management and advisory fees. In addition, PAS was hired to provide asset management services for three securitizations issued by Chimera and we continue to provide services to unaffiliated investors and private credit funds. Palisades’ fee-based income (both transaction and advisory fees) contributed $7 million in revenue during the first quarter of 2026.

First Quarter 2026 Business Highlights - Residential Origination Segment

HomeXpress’ loan origination strategy is focused on providing consistent high-quality service to its network of independent mortgage brokers and bankers and having an agile and responsive approach to shifts in market demand for its loan products, institutional investor appetite and regulatory environments. We expect continued growth in loan originations to come from further penetration of HomeXpress’ existing independent mortgage brokers network and the development of new relationships with them and non-delegated correspondent lenders. Our business strategy is also focused on driving loan origination process and operational efficiencies through our customized technology and risk assessment framework so that we can control and enhance the cost of originating our loans. HomeXpress currently sells all the loans it originates on a servicing-released basis to third-party institutional investors for cash premiums. HomeXpress uses warehouse financing to fund originated loans prior to sale.

During the first quarter of 2026, HomeXpress originated residential mortgage loans as detailed by the product and channel breakdown below. The weighted average interest rate, FICO score and LTV on all these loans were 6.96%, 742 and 70.8%, respectively.

The UPB of mortgage loans originated across channels are as follows:

	As of
	March 31, 2026
	(dollars in thousands)
	Wholesale			Non Del Correspondent			Total
	Units	UPB	% of UPB	Units	UPB	% of UPB	Units	UPB	% of UPB
Consumer Non-QM	452	$320,311	36.3%	31	$22,475	2.5%	483	$342,785	38.8%
Investor Loans	1,495	476,864	54.0%	94	25,246	2.9%	1,589	502,111	56.8%
FHA, VA, Conventional and Jumbo	85	38,634	4.4%	—	—	—%	85	38,634	4.4%
Total	2,032	$835,809	94.6%	125	$47,721	5.4%	2,157	$883,530	100.0%

Secured Financing Activity

HomeXpress maintained a sufficient overall liquidity position during the first quarter of 2026 with its cash balances and seven warehouse lines of credit. HomeXpress had a total available capacity of $1.5 billion in warehouse lines as of March 31, 2026, which are all priced based on the 30-day SOFR plus a weighted pricing spread of approximately 193 basis points. As of March 31, 2026, HomeXpress held $685 million on UPB on the balance sheet that was financed with $629 million of advances from the warehouse lines of credit, with an average advance rate of 93%.

Fair Value

Prior to funding a loan, HomeXpress typically enters into an IRLC with the prospective borrower. These IRLCs are accounted for as derivatives and are valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the anticipated loan funding probability (Pull-through Rate). As of March 31, 2026, the fair value of HomeXpress’ IRLCs was a $4 million asset. Upon funding of a locked loan, the IRLC is derecognized and the loan is recorded as LHFS at fair value, with origination fees recognized in interest income and direct loan origination costs expensed as incurred. As of March 31, 2026, the total estimated fair value of HomeXpress’ LHFS in excess of principal balance was $16 million. The table below shows the effect on fair value of the IRLC based on a change in the Pull-through Rate:

Effect on fair value of a change in Pull-through Rate
Change in input (1)	Effect on fair value
(in thousands)
(20)%	$(1,144)
(10)%	$(568)
(5)%	$(283)
5%	$281
10%	$519
20%	$963
(1) Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s Pull-through Rate to 100%.

Hedging Activity

HomeXpress operates a daily hedging program that utilizes financial instruments (shorting two-year and five-year U.S. Treasury futures) to protect its operational results from interest rate risk. The program covers loans from the day the IRLC is issued through the day a loan is committed for sale to an investor. As of March 31, 2026, HomeXpress had hedging instruments with a notional amount of $181 million for U.S. Treasury futures and $261 million for IRLC.

Operational Results

For the first quarter of 2026, HomeXpress reported net income of $8 million. This was derived from gain on origination and sale of loans, net of approximately $21 million, net interest income of $4 million, total operating expenses of approximately $14 million, and amortization of intangibles and depreciation expense of approximately $3 million. Net income, excluding amortization of intangibles and depreciation and income tax expense was $11 million in the first quarter, which represents 130 basis points of HomeXpress’ loan origination volume for the quarter.

Operating expenses

Investment Portfolio Segment

Compensation and benefits expenses increased by $7 million to $15 million from the fourth quarter of 2025 to the first quarter of 2026, primarily driven by higher performance-based bonus accruals, increased headcount, and the acceleration of stock-based compensation expense associated with retirement-eligible employees.

G&A expenses increased by $3 million to $10 million in the first quarter from the prior quarter primarily driven by higher diligence costs related to loan sales and incremental rent expense associated with the new office location. Other G&A components remained largely consistent with the prior period.

Servicing expenses were relatively flat at $6 million during the first quarter of 2026, decreasing modestly by $488 thousand compared to the prior quarter, primarily due to lower loan balances and loan counts associated with our portfolio reallocation strategy.

Transaction expenses were $98 thousand for the first quarter of 2026, compared to $625 thousand in the prior quarter. The decrease reflects the completion of the majority of activities related to the HomeXpress Acquisition, with only residual costs incurred in the current period.

Residential Origination Segment

Compensation and benefits expense increased by $1 million for our Residential Origination segment from the fourth quarter of 2025 to the first quarter of 2026. Compensation and benefits primarily consist of salaries, incentive compensation, benefits, and other employee costs. As of March 31, 2026, the Residential Origination segment had 351 employees compared to 332 as of December 31, 2025.

We also recognized general and administrative expenses of $2 million for the quarter ended March 31, 2026, compared to $2 million for the period from October 1, 2025, through December 31, 2025. G&A expenses include occupancy, technology and platform costs, professional fees, and other corporate overhead allocated to the Residential Origination segment. These expenses are generally more fixed in nature but may vary with operational scale, ongoing investments in the origination platform, and integration-related activities following the HomeXpress Acquisition.

No such expenses were recognized for the quarter ended March 31, 2025, as the Residential Origination segment was established in connection with the HomeXpress Acquisition in the fourth quarter of 2025.

Earnings and Book Value

During the first quarter of 2026, we continued to execute our strategy of diversifying our portfolio while maintaining flexibility to capitalize on evolving market opportunities. In connection with these activities, we selectively evaluated and completed asset dispositions of investments that we believe were fully valued, did not meet our risk-adjusted return thresholds, or were no longer aligned with our long-term portfolio objectives. These sales consisted primarily of underlying loans from sponsored securitizations, with proceeds redeployed into higher-yielding investments to enhance earnings power, dividend capacity, and return on equity. As previously noted, the aggregate impact of these loan sales reduced book value by approximately $72 million, with $43 million attributable to the redemption of securitized debt at par.

During the quarter, spreads on mortgage loans and related securitized assets held on the balance sheet widened modestly compared to the prior quarter. As a result, the combined net fair value of our securitized loan assets and associated securitized debt liabilities had a slightly negative impact on book value.

Agency mortgage spreads also widened by approximately 15 basis points during the quarter. After accounting for interest rate and TBA hedges, the market value of the Agency MBS portfolio declined by $21 million.

Additionally, the final redemption price on the securitized debt for eight redeemed deals excluded carryover interest. As a result, interest expense associated with these securitizations was lower by $4 million, or $0.05 per share, thereby contributing to an increase in Earnings available for distribution during the quarter.

Our MSR investment generated an additional $2 million of income this quarter from early payoff (“EPO”) protection associated with the MSR acquired in 2025.

These factors contributed to a decline in book value per share of approximately 6.9%, to $18.34 as of March 31, 2026, compared to $19.70 in the prior quarter. Nearly two-thirds of the decline in book value was attributable to the redemption of securitized debt and sale of loans during the quarter.

We declared common stock dividends of $0.45 per share for the first quarter of 2026. Economic return on book value, defined as the change in book value plus dividends, was (4.6)% for the first quarter, while EAD return on average common equity was 11.53%. EAD (Earnings Available for Distribution) is a non-GAAP measure. Please see “Earnings Available for Distribution” below for a reconciliation of EAD to its most directly comparable GAAP measure.

Strategy Outlook

We continue to focus on building a diversified residential mortgage origination platform that can generate income from assets, gains on sale, and fees from operations with the long-term goal of growing both dividends and overall business value. Specifically, we will continue to look for opportunities to grow and diversify our portfolio, increase liquidity and grow our fee-based income revenue streams.

With respect to our portfolio, we intend to continue to look for opportunities to securitize mortgage loans (whether we manufacture or acquire the loans) and we expect to grow our Agency RMBS and MSR portfolios. In addition to supporting our regulatory compliance, we believe that a scaled Agency MBS allocation will provide portfolio diversification, more stable dividends and a source of liquidity for opportunistic asset and business acquisitions. We intend to evaluate opportunities to acquire additional MSRs, which we believe will help hedge our loan portfolio and lending operations, and provide a diverse source of income and enhance our dividend paying ability.

With the HomeXpress and Palisades Acquisitions, we have embarked on our strategy of enhancing returns to our shareholders through the diversification of revenue from fee-based income. Looking forward to the remainder of 2026, we will pursue opportunities to grow our residential mortgage origination platform both organically and through acquisitions. We believe that HomeXpress is well positioned to grow originations in 2026 and we will continue to assess the strategy of selling versus retaining the loan production volume of HomeXpress, and its implications on our short-term results and long-term earnings potential. HomeXpress considers loan origination volumes, loan sale premiums and cost efficiency to be key performance indicators and uses these to measure management’s effectiveness in realizing its objectives. As indicated previously, we have initiated our inaugural securitization program through acquisition of loans originated by HomeXpress into our investment portfolio, which will be securitized later in the year.

With respect to our non-discretionary advisory business, we anticipate heightened competition could pressure client flow volumes which may lead to margin compression across existing and potential client relationships. We will, however, continue to navigate through the market challenges and look to maintain and/or grow our non-discretionary investment management and advisory services through a combination of organic and external growth, depending on opportunities and market conditions.

Funding for these portfolio diversification and growth initiatives are expected to come from both our existing portfolio as well as capital market activities. We may continue to call, and if market conditions are appropriate, either sell loans or re-securitize the loans. Our ability to call and either sell or re-securitize the loans, as well as access the capital markets will depend on a number of factors, including prevailing portfolio objectives and market conditions.

Consolidated Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended March 31, 2026, December 31, 2025, and March 31, 2025.

Net Income
(dollars in thousands, except share and per share data)
	For the Quarters Ended
	March 31, 2026	December 31, 2025	March 31, 2025	QoQ Change	YoY Change
Net interest income:
Interest income (1)	$219,295	$220,328	$190,616	$(1,033)	$28,679
Interest expense (2)	144,293	154,150	121,397	(9,857)	22,896
Net interest income	75,002	66,178	69,219	8,824	5,783

Increase in provision for credit losses	2,824	5,322	3,387	(2,498)	(563)

Other income (losses):
Net unrealized gains (losses) on derivatives	18,150	27,303	(6,469)	(9,153)	24,619
Realized gains (losses) on derivatives	2,870	(17,495)	82	20,365	2,788
Periodic interest on derivatives, net	1,834	5,422	4,135	(3,588)	(2,301)
Net gains (losses) on derivatives	22,854	15,230	(2,252)	7,624	25,106
Investment management and advisory fees	7,165	9,128	8,936	(1,963)	(1,771)
Interest income from investment in MSR financing receivables, net (3)	2,311	20	—	2,291	2,311
Net unrealized gains (losses) on financial instruments at fair value	(37,536)	(17,138)	128,895	(20,398)	(166,431)
Net realized losses on sales of investments	(40,428)	(23,268)	—	(17,160)	(40,428)
Gains (losses) on extinguishment of debt	(38,858)	20	2,122	(38,878)	(40,980)
Other investment gains (losses)	(910)	1,252	(417)	(2,162)	(493)
Gain on origination and sale of loans, net	21,385	20,590	—	795	21,385
Total other income (losses)	(64,017)	5,834	137,284	(69,851)	(201,301)

Other expenses:
Compensation and benefits (4)	26,706	18,202	13,085	8,504	13,621
General and administrative expenses	12,161	9,337	6,907	2,824	5,254
Servicing and asset manager fees	5,522	6,011	7,431	(489)	(1,909)
Depreciation, amortization, and impairment expense	9,648	4,332	951	5,316	8,697
Transaction expenses	98	625	5,688	(527)	(5,590)
Total other expenses	54,136	38,507	34,062	15,629	20,074
Income (loss) before income taxes	(45,974)	28,184	169,052	(74,158)	(215,026)
Income tax (benefit) expense	(2,064)	(148)	1,755	(1,916)	(3,819)
Net income (loss)	$(43,910)	$28,332	$167,297	$(72,242)	$(211,207)

Dividends on preferred stock	21,097	21,831	21,357	(734)	(260)

Net income (loss) available to common shareholders	$(65,007)	$6,501	$145,940	$(71,508)	$(210,947)

Net income (loss) per share available to common shareholders:
Basic	$(0.78)	$0.08	$1.79	$(0.86)	$(2.57)
Diluted	$(0.78)	$0.08	$1.77	$(0.86)	$(2.55)

Weighted average number of common shares outstanding:
Basic	83,661,145	83,844,278	81,350,497	(183,133)	2,310,648
Diluted	83,661,145	85,277,643	82,394,218	(1,616,498)	1,266,927

Dividends declared per share of common stock	$0.45	$0.37	$0.37	$0.08	$1.43
(1) Includes interest income of consolidated VIEs of $129,069 and $144,402 for the quarters ended March 31, 2026 and 2025 respectively.
(2) Includes interest expense of consolidated VIEs of $63,879 and $69,651 for the quarters ended March 31, 2026 and 2025, respectively.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $1,395 for the quarter ended March 31, 2026. We did not hold any investments in MSR financing receivables for the quarter ended March 31, 2025.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $341 during both quarters ended March 31, 2026 and 2025.

Comparability of Results

Our results for the quarter ended March 31, 2026 reflect the continued integration and full-period impact of our Residential Origination segment, which was acquired in 2025, and as such, prior periods may not be directly comparable.

Results of Operations for the Quarters Ended March 31, 2026, December 31, 2025 and March 31, 2025.

The primary source of income for our Investment Portfolio segment is interest income earned on our assets, net of interest expense paid on our financing liabilities, and investment and asset management fees earned through our investment management and advisory business.

The primary source of income for our Residential Origination segment is derived from our mortgage lending activities and is comprised primarily of net gain or loss from the sale of LHFS, and to a lesser extent, net interest income.

Quarter ended March 31, 2026 compared to the Quarter ended December 31, 2025

For the quarter ended March 31, 2026, our net loss available to common shareholders was $65 million, or $(0.78) per average basic common share, compared to a net income of $7 million, or $0.08 per average basic common share for the quarter ended December 31, 2025. The decrease of $72 million in net income available to common shareholders for the quarter ended March 31, 2026, as compared to the quarter ended December 31, 2025, was primarily driven by an increase in losses on extinguishment of debt of $39 million, an increase in net unrealized losses on financial instruments at fair value of $20 million, and an increase in net realized losses on sales of investment of $17 million. These changes were driven by our portfolio optimization efforts and mark-to-market effects of spread widening on our investments. Additionally, our total other expenses increased by $16 million due to an increase in compensation and benefits of $9 million driven by higher bonus accrual and stock compensation acceleration, and an increase in amortization of intangibles and depreciation of $5 million related to the impairment of certain asset management contracts. The decrease in net income available to shareholders was offset by an increase in realized gains on derivatives of $20 million and a decrease in interest expense of $10 million.

Quarter ended March 31, 2026 compared to the Quarter ended March 31, 2025

For the quarter ended March 31, 2026, our net loss available to common shareholders was $65 million, or $(0.78) per average basic common share, compared to a net income of $146 million, or $1.79 per average basic common share for the quarter ended March 31, 2025. The decrease of $211 million in net income available to common shareholders for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025, was primarily driven by a decrease in net unrealized gains on financial instruments at fair value of $166 million, a decrease in gains on extinguishment of debt of $41 million, net realized losses of $40 million, and an increase to compensation and benefits of $14 million due to the inclusion of staffing costs and rising headcounts from the HomeXpress Acquisition. These decreases in net income available to common shareholders were offset by an increase in net unrealized gains on derivatives of $25 million, an increase in net interest income of $6 million, and decrease in transaction expenses of $6 million, and the addition of gain on origination and sale of loans, net, of $21 million attributable to HomeXpress operations which were not a part of our results of operations for the quarter ended March 31, 2025.

Interest Income

Quarter ended March 31, 2026 compared to the Quarter ended December 31, 2025

Our interest income revenues are driven primarily by our Investment Portfolio segment. Interest income decreased slightly by $1 million, or 0.5%, to $219 million for the quarter ended March 31, 2026 as compared to $220 million for the quarter ended December 31, 2025. This slight decrease in our interest income during the quarter ended March 31, 2026 was due to a slight decline in our average asset earning balances as compared to the quarter ended December 31, 2025.

Quarter ended March 31, 2026 compared to the Quarter ended March 31, 2025

Interest income increased by $29 million, or 15.0%, to $219 million for the quarter ended March 31, 2026 as compared to $191 million for the quarter ended March 31, 2025. This increase was primarily driven by our Agency Pass-through purchases during the period, resulting in an increase in interest income on our Agency RMBS portfolio of $37 million as compared to the three months ended March 31, 2025. The increase was also attributable to interest income of $14 million from LHFS related to our Residential Origination segment and $2 million related to our investment in MSRs which were not part of our operations during the prior year. The increase in interest income was offset by decreases in income on our Non-agency RMBS and Loans held for investment portfolios of $4 million and $19 million, respectively, due to asset sales and paydowns during the quarter.

Interest Expense

Quarter ended March 31, 2026 compared to the Quarter ended December 31, 2025

Interest expense decreased by $10 million, or 6.4%, to $144 million for the quarter ended March 31, 2026, as compared to $154 million for the quarter ended December 31, 2025. The decrease was driven by a reduction in our average securitized debt balance of $556 million, as we called eight securitizations which results in a decrease of $7 million in interest expense on Securitized debt, collateralized by loans during the three months ended March 31, 2026, as compared to the three months ended December 31, 2025. The interest expense on secured financing agreements collateralized by Loans held for investments decreased by $2 million due to lower average loan balances resulting from our assets sales in the first quarter of 2026.

Quarter ended March 31, 2026 compared to the Quarter ended March 31, 2025

Interest expense increased by $23 million, or 18.9%, to $144 million for the quarter ended March 31, 2026, as compared to $121 million for the quarter ended March 31, 2025. This increase was primarily driven by an increase in our borrowings under secured financing agreements collateralized by an Agency RMBS balance of $3.3 billion to finance the Agency RMBS purchases during the first quarter. During the quarter ended March 31, 2026, the interest expense on secured financing agreements collateralized by Agency RMBS increased by $25 million due to higher balances. The increase was also driven by the additional interest expense of $10 million on warehouse financing used by HomeXpress to fund our loans from origination through sale. These increases were partially offset by a decrease in our average securitized debt balance of $1.0 billion, as we called eight securitizations, resulting in a decrease of $6 million in interest expense on securitized debt during the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025.

Economic Net Interest Income - Investment Portfolio Segment

Economic net interest income of our Investment Portfolio is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest on derivatives, interest income from Residential Origination segment and interest income from investment in MSR financing receivables, and excludes interest earned on cash and interest expense from our Residential Origination segment. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our derivatives, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps, Interest rate caps and Swap futures are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate derivatives with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest on derivatives and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	Interest Income on Mortgage Loan Origination	Other (1)	Economic Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net & Interest Expense on Mortgage Loan Origination	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Net Interest Income on Mortgage Loan Origination	Economic Net Interest Income
For the Quarter Ended March 31, 2026	$219,295	$(13,706)	$(472)	$205,117	$144,293	$(11,958)	$132,335	$75,002	$1,834	$(472)	$(3,582)	$72,782
For the Quarter Ended December 31, 2025	$220,328	$(12,355)	$(3,540)	$204,433	$154,150	$(15,101)	$139,049	$66,178	$5,422	$(3,540)	$(2,676)	$65,384
For the Quarter Ended September 30, 2025	$209,100	$—	$(2,204)	$206,896	$144,089	$(5,751)	$138,338	$65,011	$5,751	$(2,204)	$—	$68,558
For the Quarter Ended June 30, 2025	$201,297	$—	$(2,002)	$199,295	$135,287	$(5,067)	$130,220	$66,010	$5,067	$(2,002)	$—	$69,075
For the Quarter Ended March 31, 2025	$190,616	$—	$(1,050)	$189,566	$121,397	$(4,135)	$117,262	$69,219	$4,135	$(1,050)	$—	$72,304
(1) Primarily interest income on cash and cash equivalents from our Investment Portfolio and Residential Origination segments and interest income from investment in MSR financing receivables.

Net Interest Rate Spread - Investment Portfolio Segment

The following tables show our average earning assets held, interest earned on assets, yield on average interest earning assets, average debt balance, economic interest expense, economic average cost of funds, economic net interest income and net interest rate spread for the periods presented.

	For the Quarters Ended
	March 31, 2026			December 31, 2025
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$3,658,521	$43,775	5.2%	$2,975,920	$40,159	5.4%
Agency CMBS	40,251	415	4.1%	40,391	417	4.1%
Non-Agency RMBS (3)	699,370	24,225	13.8%	763,957	24,735	12.9%
Loans held for investment	9,308,041	134,391	5.8%	10,027,070	139,102	5.5%
MSR(5)	38,221	2,311	3.2%	38,221	20	0.2%
Total	$13,744,404	$205,117	6.0%	$13,845,559	$204,433	5.9%

Liabilities and stockholders’ equity:
Interest-bearing liabilities (2)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$3,827,937	$29,723	3.7%	$2,913,324	$27,523	4.3%
Agency CMBS	31,182	299	3.8%	30,899	329	4.3%
Non-Agency RMBS (3)	463,374	6,043	5.2%	491,472	6,217	5.1%
Loans held for investment	1,457,771	24,423	6.7%	1,533,349	26,141	6.8%
Securitized Debt	6,621,547	65,482	4.0%	7,177,468	72,474	4.0%
Long Term Debt (3)	259,750	6,365	9.8%	259,750	6,365	9.8%
Total	$12,661,561	$132,335	4.2%	$12,406,262	$139,049	4.5%

Economic net interest income/net interest rate spread		$72,782	1.8%		$65,384	1.4%

Net interest-earning assets/net interest margin	$1,082,843		2.1%	$1,439,297		1.9%

Ratio of interest-earning assets to interest bearing liabilities	1.09			1.12

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-bearing assets and liabilities of our Residential Origination segment. Our Residential Origination segment includes average assets of $719 million, average liabilities of $674 million, interest income of $14 million, interest expense of $10 million, and net interest income of $4 million.

(5) The average balance amount represents committed capital by us during the period. Average Yield has been normalized for one-time EPO payments received during the quarter.

	For the Quarters Ended
	March 31, 2026			March 31, 2025
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$3,658,521	$43,775	5.2%	$627,478	$7,158	5.6%
Agency CMBS	40,251	415	4.1%	41,607	548	5.3%
Non-Agency RMBS (3)	699,370	24,225	13.8%	987,344	28,269	11.5%
Loans held for investment	9,308,041	134,391	5.8%	11,091,882	153,591	5.5%
MSR (5)	38,221	2,311	3.2%	N/A	N/A	N/A
Total	$13,744,404	$205,117	6.0%	$12,748,311	$189,566	5.9%

Liabilities and stockholders' equity:
Interest-bearing liabilities (2)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$3,827,937	$29,723	3.7%	$487,288	$4,730	4.6%
Agency CMBS	31,182	299	3.8%	29,972	338	4.5%
Non-Agency RMBS (3)	463,374	6,043	5.2%	647,628	9,569	5.9%
Loans held for investment	1,457,771	24,423	6.7%	1,828,760	27,450	6.0%
Securitized Debt	6,621,547	65,482	4.0%	7,636,038	71,701	3.8%
Long Term Debt (3)	259,750	6,365	9.8%	139,750	3,474	9.9%
Total	$12,661,561	$132,335	4.2%	$10,769,436	$117,262	4.4%

Economic net interest income/net interest rate spread		$72,782	1.8%		$72,304	1.5%

Net interest-earning assets/net interest margin	$1,082,843		2.1%	$1,978,875		2.3%

Ratio of interest-earning assets to interest bearing liabilities	1.09			1.18

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-bearing assets and liabilities of our Residential Origination segment. Our Residential Origination segment includes average assets of $719 million, average liabilities of $674 million, interest income of $14 million, interest expense of $10 million, and net interest income of $4 million.

(5) The average balance amount represents committed capital by us during the period. Average Yield has been normalized for one-time EPO payments received during the quarter.

Economic Net Interest Income and the Average Earning Assets - Investment Portfolio Segment

Quarter ended March 31, 2026 compared to the Quarter ended December 31, 2025

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $7 million to $73 million for the quarter ended March 31, 2026, from $65 million for the quarter ended December 31, 2025. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased to 1.8% for the quarter ended March 31, 2026 compared to 1.4% for the quarter ended December 31, 2025. Our Average net interest-earning assets decreased by $356 million to $1.1 billion for the quarter ended March 31, 2026, compared to $1.4 billion for the quarter ended December 31, 2025. Our net interest margin, which equals the yield on our average interest-earning assets less the economic average cost of funds, increased by 20 basis points for the quarter ended March 31, 2026, as compared to the quarter ended December 31, 2025.

Quarter ended March 31, 2026 compared to the Quarter ended March 31, 2025

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $479 thousand to $73 million for the quarter ended March 31, 2026, from $72 million for the quarter ended March 31, 2025. Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds increased to 1.8% for the quarter ended March 31, 2026, compared to 1.5% for the quarter ended March 31, 2025. Our Average net interest-earning assets decreased by $896 million to $1.1 billion for the quarter ended March 31, 2026, compared to $2.0 billion for the same period of March 31, 2025. Our net interest margin, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2026	$12,661,561	$132,335	4.20%	3.67%	3.67%	0.00%
For the Quarter Ended December 31, 2025	$12,406,262	$139,049	4.50%	3.91%	3.82%	0.09%
For the Quarter Ended September 30, 2025	$12,278,733	$138,338	4.50%	4.29%	4.05%	0.24%
For the Quarter Ended June 30, 2025	$11,501,566	$130,220	4.50%	4.32%	4.30%	0.02%
For the Quarter Ended March 31, 2025	$10,769,436	$117,262	4.40%	4.31%	4.30%	0.01%

Average interest-bearing liabilities increased by $255 million for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025. Economic interest expense decreased by $7 million for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025, due to an increase in borrowings under our secured financing agreements to fund our Agency RMBS purchases.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended March 31, 2026, we recorded an increase in provision for credit losses of $3 million, as compared to an increase in provision of credit losses of $5 million for the quarter ended December 31, 2025. The changes in provision for credit losses for the quarter ended March 31, 2026, as compared to the quarter ended December 31, 2025, are primarily due to a deterioration in cashflows on a combination of Non-Agency senior and subordinated bonds. During the quarter, we sold certain securities, resulting in reductions to the unrealized losses associated with these securities totaling $3 million.

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

The tables below show a summary of our net gains (losses) on derivative instruments for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025.

	For the Quarters Ended
	March 31, 2026	December 31, 2025	March 31, 2025
	(dollars in thousands)
Periodic interest on derivatives, net	$1,834	$5,422	$4,135
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	(3,409)	(15,844)	—
Swap futures	—	(1,652)	—
Treasury futures	—	—	82
Swaptions	2,022	—	—
Interest rate cap	(3,712)	—	—
TBAs	7,969	—	—
Total realized gains (losses) on derivative instruments, net	2,870	(17,496)	82
Net unrealized gains (losses) on derivative instruments:
Interest rate swaps	9,342	27,160	(3,870)
Swap futures	1,780	1,463	(240)
Treasury futures	—	—	(117)
Swaptions	1,044	(168)	—
Interest rate cap	4,425	(1,152)	(2,242)
TBAs	1,559	—	—
Total Net unrealized gains (losses) on derivative instruments	18,150	27,303	(6,469)
Total gains (losses) on derivative instruments, net	$22,854	$15,229	$(2,252)

In addition, the net gains (losses) attributable to derivatives on our Residential Origination segment was $2 million for the quarter ended March 31, 2026 which is reported in Gain on origination and sale of loans, net, in our Consolidated Statements of Operations.

During the quarters ended March 31, 2026, December 31, 2025, and March 31, 2025, we recognized total net gains on derivatives of $23 million, total net gains on derivatives of $15 million, and total net losses on derivatives of $2 million respectively. Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Interest Rate Swaps

The weighted average pay rate on our interest rate swaps at March 31, 2026 was 3.55% and the weighted average receive rate was 3.68%. At March 31, 2026, the weighted average maturity on our interest rate swaps was less than six years.

The weighted average pay rate on our interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on our interest rate swaps was less than six years.

We had net realized losses of $3 million related to swap terminations during the quarter ended March 31, 2026. We had no swap terminations during the quarter ended March 31, 2025.

Swap Futures

During the quarter ended March 31, 2026, we had Swap futures with a notional of $340 million. We had no swap futures terminations during the quarter ended March 31, 2026. During the quarter ended December 31, 2025, we had Swap futures with a notional of $340 million. We had no swap future terminations during the quarter ended March 31, 2025.

Swaptions

During the quarter ended March 31, 2026, we had no open swaption positions. We had net realized gains of $2 million related to swaptions during the quarter ended March 31, 2026. During the quarter ended December 31, 2025, we had swaptions with a notional of $600 million. During the quarter ended March 31, 2025, the Company had no swaption terminations.

Interest Rate Caps

During the quarter ended March 31, 2026, we entered into two interest rate caps. We paid $5 million for a $500 million notional two-year interest rate cap with a strike rate of 3.00% on SOFR as the market reference rate. We paid $8 million for a

$600 million notional two-year interest rate cap with a strike rate of 3.30% on SOFR as the market reference rate. We held a $500 million notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate. We terminated $500 million notional interest rate cap with a 3.95% strike rate for a realized loss of $4 million. During the quarter ended December 31, 2025, we had a $1.0 billion notional two-year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate.

Treasury Futures Contracts

For our Investment Portfolio segment, during the quarter ended March 31, 2026, we had no open U.S. Treasury future positions. For our Investment Portfolio segment, during the quarter ended March 31, 2026, we had no realized gains or losses. For our Investment Portfolio segment, during the quarter ended December 31, 2025, we had no open U.S. Treasury future positions.

For our Investment Portfolio segment, during the quarter ended March 31, 2025, we covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For our Residential Origination segment, during the period ended March 31, 2026, we entered into 233 short five-year and 905 short two-year U.S. Treasury futures contract with notional amounts of $23 million and $181 million respectively, which we subsequently covered for a realized gain of $112 thousand. We are short 212 five-year and 800 two-year U.S. Treasury futures contracts at March 31, 2026. During the quarter ended December 31, 2025, we were short 197 five-year and 765 two-year U.S. Treasury futures contracts.

Interest Rate Lock Commitments

For our Residential Origination segment, we enter into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. This creates a derivative which is valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the Pull-through Rate. At March 31, 2026, the notional amount of the locked pipeline was $261 million with a fair value of $4 million. During the quarter ended March 31, 2026, we had net realized gains of $303 thousand. At December 31, 2025, the notional amount of the locked pipeline was $200 million with a fair value of $4 million.

TBAs

As of March 31, 2026, we had TBA sales contracts with notional amounts of 966 million. Drop expense for the three months ended March 31, 2026 was $438 thousand. At March 31, 2026, we had realized gain of $8 million. We did not own TBAs as of December 31, 2025 or March 31, 2025.

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

At March 31, 2026, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At March 31, 2026, the unamortized deferred debt issuance cost was $8 million.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $7 million, $9 million and $9 million for the quarter ended March 31, 2026, December 31, 2025, and March 31, 2025 respectively.

Gain on origination and sale, net

The following table provides a summary of the composition of gain on origination and sale of loans, net, for the three months ended March 31, 2026:

For the Quarter Ended
March 31, 2026
(dollars in thousands)
Premium from loan sales	$35,247
Mark to market changes on LHFS	(8,284)
Unrealized gains from hedging derivative instruments	1,154
Unrealized gains from IRLC	303
Realized gains from derivative instruments, net	112
Benefits (provision) for loan repurchase reserves	(74)
Loan origination loss, net	(1,207)
Direct loan origination costs, net	(5,866)
Total gain on origination and sale of loans, net	$21,385

Gain on origination and sale, net, represents the primary source of revenue for our Residential Origination segment. During the first quarter of 2026, the gain on origination and sale, net, includes gain or loss from the sale of LHFS, net change in the valuations of the IRLC and LHFS, realized and unrealized change in value of the derivative instruments, provisions or benefit for loan repurchase reserves, net points and fees collected at closing, and the direct loan originations costs incurred.

Premiums from loan sales, net is the primary driver to gain on origination and sale, net. This is the premium received from or discount paid to the investor at the time a loan is settled. In the first quarter HomeXpress settled $1 billion of loans for an average gain on sale of 103.28%.

The valuation of LHFS approximates the servicing released market value of a loan sold to a private investor. The valuation of our LHFS is derived from the execution price of committed loan sales and market observations for loans not yet committed to a loan sale transaction.

Unrealized gains from hedging derivative instruments and unrealized gains from IRLCs reflect the period-over-period change in the fair value of those instruments. In aggregate, these amounts constitute the Net unrealized gains (losses) on derivatives within the Residential Origination segment.

Realized gains from derivative instruments, net, reflect gains recognized upon settlement of hedging positions.

Benefits (provision) for loan repurchase reserves records the net change in the estimated losses pertaining representations and warranties associated with a mortgage loan sale.

Loan origination income, net, reflects the fees earned, net of lender credits from originating the loans. These consist of fees related to loan origination, discount points, underwriting, processing and other fees. Lender credits typically are related to rebates or concessions for certain loan origination costs.

Direct loan origination costs, net, are the direct expenses associated with the origination of a mortgage loan. These costs include loan verification services, interim servicing expenses, third party due diligence fees, and commissions to sales employees. Under fair value accounting, these expenses are realized when incurred.

We recognized gain on origination and sale of loans, net, of $21 million for the quarters ended March 31, 2026 and December 31, 2025, respectively.

Interest Income from investment in MSR financing receivables

In July 2025, we entered into purchase agreements to acquire base and excess servicing compensation rights, also known as MSRs, associated with a $6.5 billion portfolio of mortgage loans from a licensed, GSE-approved residential mortgage loan servicer. In these arrangements, the licensed servicer holds legal title to the MSRs and is responsible for performing all servicing activities, while we provide financing or capital support and, in return, receive the economic benefits of a base and excess servicing spread.

We entered into a Reference Spread Agreement for Agency Loans to purchase the base servicing fee on the mortgage servicing loans at a rate of 12.5 basis points less the cost of servicing and other ancillary fees and income. We also entered into a True

Excess Spread Agreement for Fannie Mae Loans entitling us to monthly distributions of the servicing fees collected by the mortgage loan servicer in excess of 12.5 basis points per annum and other related servicing cash flows.

Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when earned and received. We recognized interest income on our investments in MSR financing receivables, net, of $2 million for the quarter ended March 31, 2026, primarily driven by the EPO protection associated with the MSR acquired in 2025.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter ended March 31, 2026, rates moved higher in March as rising energy prices renewed inflation concerns. For the quarter, the yield on the two-year U.S. Treasury increased by 32 basis points to 3.79%, while the ten-year U.S. Treasury yield rose 15 basis points to 4.32%. We recorded net unrealized losses on financial instruments at fair value of $38 million and $17 million for the quarters ended March 31, 2026 and December 31, 2025, respectively. We recorded net unrealized gains on financial instruments at fair value of $129 million for the quarter ended March 31, 2025.

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

During the quarter ended March 31, 2026, we rebalanced a portion of our investment portfolio and sold certain Loans held for investment and Non-Agency RMBS assets, which resulted in a net realized loss of $40 million. Proceeds from these sales were largely re-invested in Agency RMBS Pass-through securities and enabled us to maintain liquidity which can be used for investments or acquisitions.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended March 31, 2026, December 31, 2025, or March 31, 2025.

Securitized Debt Collateralized by Loans Held for Investment

We acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.0 billion during the three months ended March 31, 2026. These transactions resulted in net loss on extinguishment of debt of $39 million and $4 million of unrealized market value loss. During the quarter ended December 31, 2025, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $70 million for $70 million. During the quarter ended March 31, 2025, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million, which resulted in net loss on extinguishment of debt of $2 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended March 31, 2026	$38,965	0.98%	6.19%
For the Quarter Ended December 31, 2025	$28,164	0.73%	4.38%
For the Quarter Ended September 30, 2025	$30,623	0.82%	4.72%
For the Quarter Ended June 30, 2025	$18,865	0.54%	2.86%
For the Quarter Ended March 31, 2025	$25,680	0.78%	3.97%

Compensation and benefits costs were approximately $27 million, $18 million and $13 million for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The increase in Compensation and benefits costs for the quarter ended March 31, 2026 compared to the quarter ended December 31, 2025 is primarily driven by higher performance-based bonus accruals, increased headcount, and the acceleration of stock-based compensation expense associated with retirement-eligible employees. The increase in Compensation and benefits costs for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, was driven by higher overall compensation expense related to the increase in employee headcount and expenses related to the acquisition of HomeXpress.

G&A expenses were approximately $12 million, $9 million and $7 million for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively. G&A expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, rent and independent investment consulting expenses.

During the quarters ended March 31, 2026 and December 31, 2025, we incurred transaction expenses of $98 thousand and $625 thousand, respectively. These expenses are related to the residual costs incurred related to the HomeXpress Acquisition. During the quarter ended March 31, 2025, we incurred transaction expenses of $6 million due to higher securitization activity.

Servicing and Asset Manager Fee Expense

Servicing fees and asset manager expenses were $6 million, $6 million and $7 million for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively. These servicing fees are primarily related to the servicing costs of the whole loans held in consolidated securitization vehicles and are paid from interest income earned by the VIEs. Servicing fees generally ranged from 2 to 50 basis points of UPBs of our consolidated VIEs. Servicing fees paid by our Residential Origination segment are for the interim servicing of loans from origination to sale and are included in gain on origination and sale of loans, net, in our Consolidated Statements of Operations.

Depreciation and amortization, and impairment expense

We recognized intangible assets related to investment management agreements, internally developed software, developed technology, broker relationships, trade name and licenses acquired in the acquisitions. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the acquisitions of Palisades and HomeXpress during the fourth quarters of 2024 and 2025, respectively. During the quarters ended March 31, 2026 and March 31, 2025, we recognized depreciation and amortization, and impairment expense of $10 million and $1 million, respectively. We recorded an impairment charge of $5 million to reduce the carrying value of certain asset management contracts associated with the Palisades Acquisition to its estimated fair value during the first quarter of 2026.

Segment Results of Operations

Investment Portfolio segment

The Investment Portfolio segment consists of our investments and third-party advisory services activities, and includes our investments in financial assets including (i) residential mortgage loans and properties, (ii) real estate-related securities, (iii) consumer loans, (iv) MSR-related investments and (v) certain ancillary investments and equity method investments, as well as associated financing, hedging, and various allocable expenses. Prior to the fourth quarter of 2025, these activities comprised our single reportable segment.

Residential Origination segment

In conjunction with the HomeXpress Acquisition, the Residential Origination segment consists of our stand-alone mortgage loan origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans), and other Non-Agency and Agency mortgage loan products, and includes the related residential mortgage LHFS and other operational aspects including the goodwill and intangible assets resulting from the HomeXpress Acquisition.

The segment information presented below reflects our current reportable segment structure. The segment information for the three months ended March 31, 2025 has been recast to conform to the current period presentation following our segment reevaluation in the fourth quarter of 2025 in connection with the HomeXpress Acquisition.

We completed our acquisition of HomeXpress on October 1, 2025, which resulted in the establishment of the Residential Origination segment. As a result, no revenues or expenses are presented for the Residential Origination segment for the three months ended March 31, 2025. Accordingly, the segment results for the three months ended March 31, 2026 are not directly comparable to those of the prior year period.

The following presents, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses. Segment results are prepared on the same basis as our consolidated financial statements and are reconciled to consolidated amounts below:

	For the Quarter Ended
	March 31, 2026			March 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$205,346	$13,949	$219,295	$190,616	$—	$190,616
Interest expense	134,169	10,124	144,293	121,397	—	121,397
Net interest income	71,177	3,825	75,002	69,219	—	69,219

Increase in provision for credit losses	2,824	—	2,824	3,387	—	3,387

Other income (losses):
Net unrealized gains (losses) on derivatives	18,150	—	18,150	(6,469)	—	(6,469)
Realized gains (losses) on derivatives	2,870	—	2,870	82	—	82
Periodic interest on derivatives, net	1,834	—	1,834	4,135	—	4,135
Net gains (losses) on derivatives	22,854	—	22,854	(2,252)	—	(2,252)
Investment management and advisory fees	7,165	—	7,165	8,936	—	8,936
Interest income from investment in MSR financing receivables, net	2,311	—	2,311	—	—	—
Net unrealized gains (losses) on financial instruments at fair value	(37,536)	—	(37,536)	128,895	—	128,895
Net realized losses on sales of investments	(40,428)	—	(40,428)	—	—	—
Gains (losses) on extinguishment of debt	(38,858)	—	(38,858)	2,122	—	2,122
Other investment losses	(910)	—	(910)	(417)	—	(417)
Gain on origination and sale of loans, net	—	21,385	21,385	—	—	—
Total other income (losses)	(85,402)	21,385	(64,017)	137,284	—	137,284

Other expenses:
Compensation and benefits	15,066	11,640	26,706	13,085	—	13,085
General and administrative expenses	10,035	2,126	12,161	6,907	—	6,907
Servicing and asset manager fees	5,522	—	5,522	7,431	—	7,431
Depreciation, amortization, and impairment expense	6,222	3,427	9,649	951	—	951
Transaction expenses	98	—	98	5,688	—	5,688
Total other expenses	36,943	17,193	54,136	34,062	—	34,062

Income (loss) before income taxes	(53,991)	8,017	(45,974)	169,052	—	169,052
Income tax (benefit) expense	(2,106)	42	(2,064)	1,755	—	1,755
Net income (loss)	(51,885)	7,975	(43,910)	167,297	—	167,297

Dividends on preferred stock	21,097	—	21,097	21,357	—	21,357

Net income (loss) available to common shareholders	$(72,982)	$7,975	$(65,007)	$145,940	$—	$145,940

Earnings Available for Distribution

Earnings available for distribution is a non-GAAP measure and is defined as GAAP net income (loss) excluding (i) unrealized gains or losses on financial instruments carried at fair value with changes in fair value recorded in earnings, (ii) realized gains or losses on the sales of investments, (iii) gains or losses on the extinguishment of debt, (iv) changes in the provision for credit losses, (v) unrealized gains or losses on derivatives, (vi) realized gains or losses on derivatives, (vii) transaction expenses, (viii) stock compensation expenses for retirement eligible awards, (ix) amortization of intangibles, depreciation and impairment expenses, net of any tax impact (x) non-cash imputed compensation expense related to business acquisitions, and (xi) other gains and losses on equity investments.

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

We may hold long and/or short positions in TBA securities through transactions commonly referred to as “dollar roll” transactions. Under U.S. GAAP, these transactions are accounted for as derivatives and are carried at fair value. Changes in the fair value of TBA positions consist of two components: (i) drop income (expense) and (ii) mark-to-market adjustments. For financial statement presentation purposes, drop income (expense) is reported within Periodic interest on derivatives, net, while mark-to-market adjustments are reported within Net unrealized gains (losses) on derivatives. Together with any realized gains and losses, these amounts are included in Net gains (losses) on derivatives in our Consolidated Statements of Operations. Management includes drop income (expense) in EAD because it views drop income (expense) as the economic equivalent of net interest income on the underlying Agency securities, reflecting the difference between the implied interest earned and the implied financing cost over the period from trade date to settlement date. This treatment is consistent with how management evaluates the Company’s investment performance and how we believe our investors analyze our investment performance.

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

	For the Quarters Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(dollars in thousands, except per share data)
GAAP net income (loss) available to common stockholders	$(65,007)	$6,501	$(21,997)	$14,024	$145,940
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	37,536	17,138	36,995	(6,971)	(128,895)
Net realized (gains) losses on sales of investments	40,428	23,268	(1,991)	1,915	—
Gain (loss) on extinguishment of debt	38,858	(20)	—	—	(2,122)
Increase in provision for credit losses	2,824	5,322	2,587	4,409	3,387
Net unrealized (gains) losses on derivatives	(18,150)	(27,303)	7,907	2,554	6,469
Realized (gains) losses on derivatives	(2,870)	17,495	(2,015)	17,954	(82)
Transaction expenses	98	625	9,931	390	5,688
Stock Compensation expense for retirement eligible awards	2,023	(449)	(506)	(501)	1,432
Depreciation, amortization, and impairment expense (2)	9,649	4,332	948	949	951
HomeXpress acquisition intangible amortization tax impact (3)	(863)	(837)	—	—	—
Non-cash imputed compensation related to business acquisition	341	341	341	341	341
Other investment (gains) losses	910	(1,252)	(1,945)	(2,953)	417
Earnings available for distribution	$45,777	$45,161	$30,255	$32,111	$33,526

GAAP net income (loss) per diluted common share	$(0.78)	$0.08	$(0.27)	$0.17	$1.77
Earnings available for distribution per adjusted diluted common share	$0.54	$0.53	$0.37	$0.39	$0.41
(1) As a result of the business combinations, we updated the determination of earnings available for distribution to exclude non-recurring acquisition-related transaction expenses, non-cash amortization of intangibles and depreciation expenses, and non-cash imputed compensation expenses. These expenses are excluded as they relate to our business combinations and are not directly related to our income-generating activities.
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

	For the Quarters Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Weighted average diluted shares - GAAP	83,661,145	83,942,704	81,507,492	82,600,108	82,394,218
Potentially dilutive shares (1)	1,709,686	—	1,377,857	—	—
Adjusted weighted average diluted shares - Earnings available for distribution	85,370,831	84,986,425	82,885,349	82,600,108	82,394,218
(1) Potentially dilutive shares related to restricted stock units and performance stock units excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended March 31, 2026 and September 30, 2025.

Earnings available for distribution for the quarter ended March 31, 2026 were $46 million, or $0.54 per average diluted common share, a slight increase from $45 million and $0.53 per average diluted common share, respectively, for the quarter ended December 31, 2025.

Earnings available for distribution for the quarter ended March 31, 2026 were $46 million, or $0.54 per average diluted common share, and increased by $12 million, compared to $34 million, or $0.41 per average diluted common share for the quarter ended March 31, 2025. This increase in Earnings available for distribution was primarily due to our portfolio reallocation efforts and purchase of HomeXpress.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity (1)	Earnings available for distribution/Average Common Equity	Earnings available for distribution/Average Tangible Common Equity
	(Ratios have been annualized)
For the Quarter Ended March 31, 2026	(6.97)%	13.03%	11.53%	13.24%
For the Quarter Ended December 31, 2025	4.41%	10.75%	11.00%	11.91%
For the Quarter Ended September 30, 2025	(0.09)%	10.56%	7.26%	7.44%
For the Quarter Ended June 30, 2025	5.38%	10.49%	7.54%	7.72%
For the Quarter Ended March 31, 2025	25.89%	11.19%	8.10%	8.32%
(1) Includes our Economic Net Interest Income and Average equity on our Investment Portfolio.

Return on average equity was (6.97)% for the quarter ended March 31, 2026, as compared to 4.41% for the quarter ended December 31, 2025. Economic net interest income as a percentage of average equity on our investment portfolio increased by 228 basis points for the quarter ended March 31, 2026 as compared to the quarter ended December 31, 2025. Earnings available for distribution as a percentage of average common equity increased by 53 basis points for the quarter ended March 31, 2026, as compared to the quarter ended December 31, 2025.

Tangible Common Equity is a non-GAAP measure and is defined as Total stockholders' equity available to common stockholders less intangible assets and goodwill related to the business acquisitions. We believe that this measure helps our management and investors understand our capital adequacy and changes from period to period in our common stockholders' equity exclusive of changes of intangible assets. The following table presents a reconciliation of Total Stockholders’ Equity to Tangible Common Equity as of the following periods.

	As of
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(dollars in thousands, except share and per share data)
Total stockholders' equity	$2,463,759	$2,572,694	$2,571,238	$2,624,530	$2,644,064
Less: Liquidation Preference on Preferred Stock	(930,000)	(930,000)	(930,000)	(930,000)	(930,000)
Total stockholders' equity available to common stockholders	$1,533,759	$1,642,694	$1,641,238	$1,694,530	$1,714,064

Less: Intangibles	(104,760)	(114,246)	(18,124)	(18,971)	(19,818)
Less: Goodwill	(95,342)	(95,342)	(22,152)	(22,152)	(22,152)
Total Intangibles & Goodwill	(200,102)	(209,588)	(40,276)	(41,123)	(41,970)

Tangible Common Equity	$1,333,657	$1,433,106	$1,600,962	$1,653,407	$1,672,094

Financial Condition

Portfolio Review

During the quarter ended March 31, 2026, we focused our efforts on taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. During the quarter ended March 31, 2026, on an aggregate basis, we purchased $1.3 billion of investments and received $446 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at March 31, 2026 and December 31, 2025.

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Interest earning assets at period-end (1)	$14,952,689	$15,017,791
Interest bearing liabilities at period-end	$12,734,438	$13,070,591
GAAP Leverage at period-end	5.2:1	5.1:1
GAAP Leverage at period-end (recourse)	2.9:1	2.4:1
(1) Excludes cash and cash equivalents.

	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	5.1%	5.5%	5.3%	5.8%
Senior	2.8%	2.9%	3.4%	3.6%
Subordinated	1.3%	1.6%	1.4%	1.6%
Interest-only	1.0%	1.0%	0.5%	0.6%
Agency RMBS	36.4%	24.1%	36.4%	24.2%
Pass-through	34.1%	21.6%	34.1%	21.8%
CMO	2.2%	2.4%	2.2%	2.3%
Interest-only	0.1%	0.1%	0.1%	0.1%
Agency CMBS	0.3%	0.3%	0.3%	0.2%
Project loans	0.3%	0.3%	0.2%	0.2%
Interest-only	0.0%	0.0%	0.1%	0.1%
Loans held for investment	57.9%	69.8%	57.7%	69.5%
Interests in MSR financing receivables	0.3%	0.3%	0.3%	0.3%
Fixed-rate percentage of portfolio	87.7%	86.5%	87.3%	86.1%
Adjustable-rate percentage of portfolio	12.3%	13.5%	12.7%	13.9%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio, excluding interests in MSR financing receivables, at March 31, 2026 and December 31, 2025. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	March 31, 2026
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$840,273	$42.44	$57.79	5.7%	20.9%	5.5%	5.0%	1.5%	2.0%	23.6%	1.0%
Subordinated	401,798	45.23	48.62	3.9%	9.1%	10.0%	8.8%	1.1%	0.9%	46.6%	3.8%
Interest-only	2,377,673	6.07	3.16	1.0%	4.0%	5.1%	5.1%	1.0%	1.1%	43.5%	—%
Agency RMBS
Pass-through	4,892,200	99.08	99.43	5.2%	5.3%	13.2%	8.3%	N/A	N/A	N/A	N/A
CMO	310,288	99.93	100.47	4.8%	4.9%	20.1%	15.3%	N/A	N/A	N/A	N/A
Interest-only	364,411	5.01	3.95	0.8%	5.4%	8.5%	9.0%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	39,680	101.51	89.43	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	122,454	2.59	2.04	0.7%	13.1%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	7,443,218	97.84	97.78	5.4%	5.5%	6.5%	6.8%	0.7%	0.7%	—%	10.6%
Prime Loans	380,889	91.02	93.60	4.3%	5.9%	3.1%	5.8%	—%	—%	—%	—%
Investor Loans	540,255	102.18	103.78	7.5%	7.0%	18.0%	16.9%	0.3%	0.3%	—%	12.9%
RTLs	85,339	99.15	95.53	8.4%	7.5%	14.5%	27.9%	11.9%	0.9%	20.7%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%	4.5%	4.6%	2.4%	2.2%	23.6%	1.1%
Subordinated	453,269	48.99	51.47	4.2%	9.3%	8.7%	8.3%	1.6%	0.8%	46.6%	4.7%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%	5.1%	5.1%	1.4%	1.2%	43.5%	—%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%	9.6%	6.3%	N/A	N/A	N/A	N/A
CMO	330,871	99.94	100.31	5.1%	5.1%	18.7%	12.3%	N/A	N/A	N/A	N/A
Interest-only	367,866	5.07	4.04	0.6%	6.5%	7.8%	8.7%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	123,375	2.67	2.11	0.7%	13.0%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	8,946,869	97.86	98.21	5.2%	5.5%	6.7%	6.6%	0.6%	0.4%	34.4%	9.3%
Prime Loans	386,617	90.91	94.50	4.3%	5.9%	5.9%	4.1%	—%	—%	37.8%	—%
Investor Loans	569,775	102.11	104.20	7.5%	7.1%	18.2%	12.9%	—%	—%	32.4%	12.4%
RTLs	85,339	99.50	96.45	8.4%	9.0%	25.2%	30.5%	0.4%	0.5%	14.1%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

Based on the projected cash flows for our Non-Agency RMBS that are not of high credit quality, a portion of the original purchase discount is designated as Accretable Discount, which reflects the purchase discount expected to be accreted into interest income, and a portion is designated as Non-Accretable Difference, which represents the contractual principal on the security that is not expected to be collected. The amount designated as Non-Accretable Difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors. If the performance of a security is more favorable than previously estimated, a portion of the amount designated as Non-Accretable Difference may be transferred to Accretable Discount and accreted into interest income over time. Conversely, if the performance of a security is less favorable than previously estimated, a provision for credit loss may be recognized, resulting in an increase in the amounts designated as Non-Accretable Difference.

The following table presents changes to Accretable Discount (net of premiums) as it pertains to our Non-Agency RMBS portfolio, excluding premiums on interest-only investments, during the previous five quarters.

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Balance, beginning of period	$79,422	$89,297	$108,412	$110,861	$117,203
Accretion of discount	(9,756)	(8,795)	(10,803)	(8,253)	(7,705)
Purchases	—	—	—	—	—
Sales	(7,241)	(4,224)	(10,786)	188	—
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	(2,460)	3,144	2,474	5,616	1,363
Balance, end of period	$59,964	$79,422	$89,297	$108,412	$110,861

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

To meet our short-term (one year or less) liquidity needs, we expect to continue to borrow funds in the form of secured financing agreements and, subject to market conditions, other types of financing. The terms of the secured financing transaction borrowings under our master secured financing agreement generally conform to the terms in the standard master secured financing agreement as published by SIFMA or similar market accepted agreements, as to repayment and margin requirements. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master secured financing agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, net asset value, required “haircuts” (which are the difference expressed in percentage terms between the fair value of the collateral and the amount the counterpart will lend to us) purchase price maintenance requirements, and requirements that all disputes related to the secured financing agreement be litigated or arbitrated in a particular jurisdiction. These provisions may differ for each of our lenders.

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

Current Period

We held cash and cash equivalents of approximately $476 million and $279 million at March 31, 2026 and December 31, 2025, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $197 million from December 31, 2025 to March 31, 2026.

Our operating activities provided net cash of approximately $243 million and $49 million for the quarters ended March 31, 2026 and 2025, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $66 million, and proceeds from sale of LHFS, net of cash used related to our origination activities, of $187 million during the quarter ended March 31, 2026. The cash flows from operations were primarily driven by interest received in excess of interest paid of $63 million during the quarter ended March 31, 2025.

Our investing activities provided cash of $356 million and used cash of $175 million for the quarters ended March 31, 2026 and 2025, respectively. During the quarter ended March 31, 2026, we used cash to purchase $1.3 billion of Agency MBS and $2 million of Loans held for investment, which were offset by cash received from sales of loans held for investment of $1.2 billion and cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $446 million, collectively. During the quarter ended March 31, 2025, we used cash to purchase $150 million of Agency MBS and $403 million of Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $378 million, collectively.

Our financing activities used cash of $400 million and provided cash of $296 million for the quarter ended March 31, 2026 and 2025, respectively. During the quarter ended March 31, 2026, we used cash for repayment of principal on our securitized debt of $1.3 billion and payment of common and preferred dividends of $53 million. This was offset by cash received from net proceeds on our secured financing agreements of $1.0 billion. During the quarter ended March 31, 2025, we received cash from net proceeds on our secured financing agreements of $164 million, and proceeds received from our secured debt borrowings of $780 million. This cash received was offset in part by cash used for repayment of principal on our securitized debt of $597 million, and payment of common and preferred dividends of $52 million.

Our recourse leverage increased at March 31, 2026 to 2.9:1 as compared to 2.4:1 at December 31, 2025. This increase was primarily driven by higher borrowings under secured financing agreements to finance our Agency RMBS purchases. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long-term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of March 31, 2026 and December 31, 2025, we had $199 million and $249 million of unencumbered assets available to us, respectively, which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At March 31, 2026 and December 31, 2025, the remaining maturities and borrowing rates on our RMBS and loan secured financing agreements were as set forth below. HomeXpress added $629 million and $802 million of secured financing that had a weighted average borrowing rate of 5.75% and 5.84% at March 31, 2026 and December 31, 2025, respectively.

	March 31, 2026			December 31, 2025
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	2,631,766	4.22%	3.79% - 6.93%	2,630,804	4.15%	3.93% - 6.76%
30 to 59 days	2,054,467	3.94%	3.79% - 7.40%	781,654	4.86%	3.94% - 6.54%
60 to 89 days	534,202	4.19%	3.80% - 6.43%	722,995	4.75%	3.90% - 6.54%
90 to 119 days	94,307	5.65%	4.54% - 6.43%	263,081	6.78%	5.37% - 6.97%
120 to 180 days	482,730	6.17%	4.54% - 8.38%	96,153	5.47%	5.36% - 6.54%
180 days to 1 year	897,869	6.73%	4.98% - 8.15%	810,443	6.03%	4.77% - 8.38%
1 to 2 years	300,355	4.98%	4.98% - 5.38%	733,206	6.79%	4.98% - 8.15%
2 to 3 years	—	—%	—% - —%	—	—%	—% - —%
Total	$6,995,696	4.65%		$6,038,336	5.02%
(1) The values for secured financing agreements in the table above is net of $155 thousand and $271 thousand of deferred financing costs as of March 31, 2026 and December 31, 2025, respectively.

Average remaining maturity of Secured financing agreements secured by:

	March 31, 2026	December 31, 2025
Agency RMBS	32 Days	26 Days
Agency CMBS	7 Days	8 Days
Loans held for sale	203 Days	218 Days
Non-Agency RMBS and Loans held for investment	232 Days	278 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At March 31, 2026, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, LHFS was 7.1% and Non-Agency RMBS and Loans held for investment was 24.7%. At December 31, 2025, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4% and Non-Agency RMBS and Loans held for investment was 27.1%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets use the standard form of SIFMA master repurchase agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of March 31, 2026, we have entered into $849 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of March 31, 2026 we have $360 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 6 — Fair Value Measurements to our consolidated financial statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At March 31, 2026, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 3.8%, Agency CMBS was 3.8%, LHFS was 5.75% and Non-Agency MBS and Loans held for investment was 6.2%. At December 31, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.0%, Agency CMBS was 4.0%, LHFS was 5.84% and Non-Agency MBS and Loans held for investment was 6.4%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. We believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at March 31, 2026 and December 31, 2025 was $300 million and $306 million, respectively. The fair value of collateral pledged was $352 million and $360 million as of March 31, 2026 and December 31, 2025, respectively. We carry this secured financing instrument at fair value of $292 million and $299 million as of March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%, respectively. At March 31, 2026 and December 31, 2025, the haircut for the secured financing agreements at fair value was 7.5%, respectively. At March 31, 2026, the maturity on the secured financing agreements at fair value was more than two years.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to adjustments to the size of our portfolio resulting from the use of leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End March 31, 2026	$6,454,228	$6,987,171
Quarter End December 31, 2025	$5,589,698	$6,031,182
Quarter End September 30, 2025	$4,799,281	$4,876,986
Quarter End June 30, 2025	$3,806,015	$4,563,063
Quarter End March 31, 2025	$2,925,366	$2,994,191
Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At March 31, 2026 and December 31, 2025, the carrying value of our total interest-bearing debt was approximately $12.7 billion and $13.1 billion, respectively, which represented a leverage ratio of approximately 5.2:1 and 5.1:1 respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At March 31, 2026, we had secured financing agreements with 23 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS, Loans held for investment, LHFS, and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of March 31, 2026 and December 31, 2025, we had $8.2 billion and $7.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swap futures, swaptions, U.S. Treasury futures and interest rate caps. The average remaining maturities on our interest rate swaps at March 31, 2026 was less than six years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our Swap futures at March 31, 2026 is three years. The Swap futures are exchange traded instrument. Similar to our interest rate swaps, we post collateral when we are in a net loss position. The interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at March 31, 2026:

March 31, 2026
Country	Number of Counterparties	Secured Financing Agreement	Derivative Instruments at Fair Value	Exposure (1)
(dollars in thousands)
United States	14	$4,390,793	$4,362	$586,891
Japan	4	1,487,033	—	439,360
Canada	2	672,029	28,176	97,644
Spain	1	19,760	—	911
South Korea	1	362,677	—	16,201
France	1	63,404	—	2,221
Total	23	$6,995,696	$32,538	$1,143,228
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

HomeXpress represents $629 million of the counterparty balances and is spread among 7 counterparties. This represents 9% of the secured financing agreements as of March 31, 2026.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral that is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At March 31, 2026, we had amounts at risk with Nomura of 17% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 188 days. The amount at risk with Nomura was $418 million. At December 31, 2025, we had amounts at risk with Nomura of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million.

At March 31, 2026, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Stockholders’ Equity

In January 2024, our Board of Directors updated the authorization of our share repurchase program (the “Share Repurchase Program”) to include our preferred stock and increased the authorization by $33 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of our common stock and preferred stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than the last publicly reported book value per common share. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

We did not repurchase any of our common stock during the quarters ended March 31, 2026 and 2025. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of March 31, 2026.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters ended March 31, 2026 and 2025. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of March 31, 2026.

We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarter ended March 31, 2026. We declared dividends to Series A preferred stockholders of $3 million, or $0.50 per preferred share, during the quarter ended March 31, 2025.

We declared dividends to Series B preferred stockholders of $8 million, or $0.61 per preferred share, during the quarter ended March 31, 2026. We declared dividends to Series B preferred stockholders of $8 million, or $0.65 per preferred share, during the quarter ended March 31, 2025.

We declared dividends to Series C preferred stockholders of $6 million, or $0.54 per preferred share, during the quarter ended March 31, 2026. We declared dividends to Series C preferred stockholders of $5 million, or $0.48 per preferred share, during the quarter ended March 31, 2025.

We declared dividends to Series D preferred stockholders of $5 million, or $0.58 per preferred share, during the quarter ended March 31, 2026. We declared dividends to Series D preferred stockholders of $5 million, or $0.62 per preferred share, during the quarter ended March 31, 2025.

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

After June 30, 2023, all LIBOR tenors relevant to us ceased to be published or became no longer representative. We believe that the federal Adjustable Interest Rate (LIBOR) Act and the related regulations promulgated thereunder are applicable to each of our Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. In light of the applicability of the law to the aforementioned preferred stock, we believe, given all of the information available to us to date, that three-month CME Term SOFR plus the applicable tenor spread adjustment of 0.26% per annum have automatically replaced three-month LIBOR as the reference rate for calculations of the dividend rate payable on the relevant preferred stock for dividend periods from and after (i) March 30, 2024, in the case of the Series B Preferred Stock, (ii) September 30, 2025, in the case of the Series C Preferred Stock, and (iii) March 30, 2024, in the case of the Series D Preferred Stock.

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

As of March 31, 2026, approximately 3 million shares were available for future grants under the Plan.

Awards under the Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of our Board of Directors (the “Compensation Committee”) had previously approved a Stock Award Deferral Program (the “Deferral Program”). The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At both March 31, 2026 and December 31, 2025, there are approximately 92 thousand shares for which payments have been deferred until separation or a date elected by the participant. At March 31, 2026 and December 31, 2025, there are approximately 224 thousand and 269 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarters ended March 31, 2026 and 2025, we granted RSU awards to senior management, employees and directors. These RSU awards are designed to reward our senior management, employees and directors for services provided to us.

Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 439 thousand RSU awards during the three months ended March 31, 2026 with a grant date fair value of $6 million which includes stock grants to both Chimera and HomeXpress employees for the 2026 performance year. We granted 304 thousand RSU awards during the three months ended March 31, 2025 with a grant date fair value of $4 million for the 2025 performance year.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee adopted the Chimera Investment Corporation 2025 Inducement Award Plan (the “Award Plan”), pursuant to which we reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the Award Plan. We issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period as it relates to the HomeXpress Acquisition.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with our future performance. The PSU awards granted during the three months ended March 31, 2026 include a three-year performance period ending on December 31, 2028. For the PSU awards granted during the three months ended March 31, 2026, the final number of shares awarded will be between 0% and 150% of the PSUs granted based on share price performance compared to a peer group. The PSU awards granted during the three months ended March 31, 2025, include a three-year performance period ending on December 31, 2027. For the PSU awards granted during the three months ended March 31, 2025, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group. The Company’s three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the three months ended March 31, 2026, we granted 415 thousand PSU awards to senior management with a grant date fair value of $5 million. For the three months ended March 31, 2025, we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million.

We recognized stock-based compensation expense of $5 million which includes stock grants to both Chimera and HomeXpress employees for the three months ended March 31, 2026. We recognized stock-based compensation expense of $4 million for the three months ended March 31, 2025.

At both March 31, 2026 and December 31, 2025, there were approximately 2 million unvested shares of RSUs and PSUs issued to our employees and directors.

Contractual Obligations and Commitments
The following tables summarize our contractual obligations at March 31, 2026 and December 31, 2025. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

March 31, 2026
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$6,695,341	$300,355	$—	$—	$6,995,695
Securitized debt, collateralized by Non-Agency RMBS	8	12	3	25	48
Securitized debt at fair value, collateralized by Loans held for investment	993,289	1,632,963	1,524,709	1,626,141	5,777,102
Interest expense on MBS secured financing agreements (1)	37,499	1,163	—	—	38,662
Interest expense on securitized debt (1)	197,900	310,836	195,090	276,243	980,070
Total	$7,924,036	$2,245,329	$1,719,803	$1,902,410	$13,791,577
(1) Interest is based on variable rates in effect as of March 31, 2026.

December 31, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$5,305,130	$733,206	$—	$—	$6,038,336
Securitized debt, collateralized by Non-Agency RMBS	8	145	4	28	185
Securitized debt at fair value, collateralized by Loans held for investment	1,194,768	1,960,648	1,802,112	2,123,842	7,081,370
Interest expense on MBS secured financing agreements (1)	31,990	3,946	—	—	35,935
Interest expense on securitized debt (1)	247,789	385,515	250,747	350,176	1,234,228
Total	$6,779,685	$3,083,460	$2,052,862	$2,474,047	$14,390,054
(1) Interest is based on variable rates in effect as of December 31, 2025.

Not included in the tables above are the unfunded construction loan commitments of $3 million as of March 31, 2026 and December 31, 2025, respectively. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended March 31, 2026, we did not make any additional fundings toward the commitment, and the total remained $57 million leaving an unfunded commitment of $18 million.

Capital Expenditure Requirements

At March 31, 2026 and December 31, 2025, we had no material commitments for capital expenditures.

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

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements for a discussion of accounting guidance we have recently adopted or expect to be adopted in the future.

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

Additionally, refer to Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on risks we face.

Credit Risk

We are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and face more credit risk on assets we own that are rated below ‘‘AAA’’ or not rated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to make scheduled debt servicing payments, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan and security term. We believe that residential loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles, loan characteristics, and with respect to certain RTLs, the ability of the borrower to lease and collect rental income.

Through our Residential Origination segment, we are subject to credit risk related to loans originated prior to the sale to third parties. Loans that default prior to sale are withdrawn from the normal course offering process and are either sold to third-party distressed asset investors or retained and subjected to internal loss mitigation, workout, or foreclosure processes. Additionally, pursuant to the terms of the related purchase and sale agreements with third party investors, we are exposed to risks of default after the sale due to certain repurchase obligations that are negotiated at the time of sale.

In connection with loan acquisitions, we or a third party perform an independent review of the mortgage file to assess the origination and servicing of the mortgage loan as well as our ability to enforce the contractual rights in the mortgage. Depending on the size of the loans, we may not review all of the loans in a pool, but rather select an adverse sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective LTV ratio, payment history, borrower characteristics and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. A loan that breaches any of these representations and warranties may obligate the related seller to repurchase the loan from us. Our resources include a portfolio management system, as well as third-party software systems.

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

Additionally, we closely monitor credit losses incurred, as well as how expectations of credit losses are expected to change on our Non-Agency RMBS and Loans held for investment portfolios. We estimate future credit losses based on historical experience, market trends and forecasts and current delinquencies, as well as expected recoveries. The net present value of these expected credit losses can change, sometimes significantly from period to period, as new information becomes available. When credit loss experience and expectations improve, we will collect more principal on our investments. If credit loss experience deteriorates, we will collect less principal on our investments. The favorable or unfavorable changes in credit losses are reflected in the yield on our investments in mortgage loans and recognized in earnings over the remaining life of our investments. The following table presents changes to net present value of expected credit losses for our Non-Agency RMBS and Loans held for investment portfolios during the previous five quarters. Gross losses are discounted at the rate used to amortize any discounts or premiums on our investments into income. A decrease (negative balance) in the “Increase/(decrease)” line item in the tables below represents a favorable change in expected credit losses. An increase (positive balance) in the “Increase/(decrease)” line item in the tables below represents an unfavorable change in expected credit losses.

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Balance, beginning of period	$95,483	$93,781	$90,565	$89,065	$85,305
Realized losses	(650)	(1,441)	(1,539)	(1,613)	(1,811)
Accretion	3,663	3,452	3,317	3,072	2,906
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	(276)	(142)	(7,328)	—	—
Increase/(decrease)	(2,203)	(167)	8,766	41	2,665
Balance, end of period	$96,017	$95,483	$93,781	$90,565	$89,065

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Balance, beginning of period	$94,859	$97,910	$102,727	$106,961	$143,228
Realized losses	(13,147)	(6,565)	(6,717)	(7,816)	(3,583)
Accretion	1,034	1,312	1,385	1,439	1,087
Losses on purchases	—	—	—	—	—
Increase/(decrease)	(4,341)	2,202	515	2,143	(33,771)
Balance, end of period	$78,405	$94,859	$97,910	$102,727	$106,961

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

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by changes in interest rates and the shape of the yield curve. These risks may be influenced by factors that could lead the Federal Reserve to increase or decrease the federal funds rate and the supply of, and market demand for, U.S. Treasury securities. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

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

In the event that mortgage interest rates are trending lower, our lending operations may be exposed to risks related to reduced funding or Pull-through Rates on approved but unfunded or locked loans, as well as early prepayments with respect to loans sold to third parties. Borrowers with locked loans may seek to secure more favorable terms from other lenders prior to funding, resulting in lower Pull-through Rates. In addition, pursuant to certain purchase and sale agreements, we may be required to reimburse third-party investors for the premiums paid on loans that prepay shortly after sale (commonly referred to as premium recapture). Early payoffs in excess of our established reserves may adversely affect our earnings.

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over SOFR. The fixed spread varies depending on the type of underlying asset that collateralizes the financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned from our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. Further, defaults could increase and result in credit losses to us, which could adversely affect our liquidity and operating results. Such delinquencies or defaults could also have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our fixed-rate and hybrid adjustable-rate residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Similarly, if interest rates declined and the levels of prepayments increased, this would have the effect of shortening the life of our interests in MSR financing receivables and may reduce the cash and interest income related to such investments.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of the assets we acquire or originate. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments, if any. We primarily assess our interest rate risk by estimating the duration of our assets compared to the duration of our liabilities and hedges. Duration essentially measures the market price movements of financial instruments as interest rates change. We generally calculate duration using various financial models, assumptions and empirical data. Different models and methodologies can produce different duration numbers for the same securities.

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

Interest Rate Mismatch Risk

We fund a substantial portion of the acquisitions of our investments with borrowings that have interest rates based on indices and re-pricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and re-pricing terms of the mortgages and MBS we purchase. In most cases the interest rate indices and re-pricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. Our cost of funds would likely rise or fall more quickly than would our earnings rate on assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. To mitigate interest rate mismatches, we may utilize the hedging strategies discussed above. Our analysis of risk is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

To mitigate potential interest rate mismatches, we have entered into agreements for longer term, non-MTM financing facilities at rates that are higher than short-term secured financing agreements. These longer term agreements are primarily on our less liquid Non-Agency RMBS assets. Having non-MTM financing facilities may be useful in this market to prevent significant margin calls or the need to liquidate collateral in a volatile market. If the market normalizes and repurchase rates fall, we may be locked into long term and higher interest expenses than are otherwise available in the market to finance our portfolio.

Our profitability and the value of our investment portfolio, including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured as percentage changes from the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at March 31, 2026 and various estimates regarding prepayment and all activities are made at each level of rate change. Actual results could differ significantly from these estimates.

	March 31, 2026 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	16.56%	1.99%
-50 Basis Points	9.24%	1.13%
Base Interest Rate	—	—
+50 Basis Points	(10.88)%	(1.34)%
+100 Basis Points	(23.66)%	(2.82)%
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

•monitoring and adjusting, if necessary, the interest rate resets related to our financings;
•attempting to structure our financing agreements to have a range of different maturities, terms, amortizations and interest rate adjustment periods, rights to post both cash and collateral for margin calls and provisions for non-MTM financing facilities;
•using derivatives, financial futures, swaps, options, caps, floors and forward sales to adjust the interest rate sensitivity of our portfolio of investments and borrowings;
•using securitization financing to secure financing terms for an extended period of time in contrast to short term financing generally involved in our secured recourse financings; and
•actively managing, through asset selection, on an aggregate basis, the interest rate indices, interest rate adjustment periods, and gross reset margins of our investments and the interest rate indices and adjustment periods of our financings.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at March 31, 2026. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate swaps, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

	March 31, 2026
	(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,621,549	$3,583,051	$560,688	$8,473,480	$14,238,767
Cash equivalents	410,389	—	—	—	410,389
Total rate sensitive assets	$2,031,938	$3,583,051	$560,688	$8,473,480	$14,649,156

Rate sensitive liabilities	7,127,212	2,409,227	491,506	1,813,333	11,841,278
Interest rate sensitivity gap	$(5,095,274)	$1,173,824	$69,182	$6,660,147	$2,807,878

Cumulative rate sensitivity gap	$(5,095,274)	$(3,921,450)	$(3,852,268)	$2,807,879

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(35)%	(27)%	(26)%	19%

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

Enterprise Risk Management

We employ a “Three Layers of Defense Approach” to Enterprise Risk Management designed to assess and manage our operational, strategic, and financial risks. The “First Layer of Defense” consists of assessing key risks indicators facing each respective business unit within the Company. Our risk management unit is a separate group that acts as the “Second Layer of Defense”. The risk management unit partners with various business units to enhance their understanding, monitoring, managing and escalating risks as appropriate. The financial reporting unit operates under the requirements of the Sarbanes-Oxley Act. The “Third Layer of Defense” consists of many of our internal controls which are subject to an independent evaluation by our third-party internal auditors. As an independent third party, the mandate of the internal auditor is to objectively assess the adequacy and effectiveness of our internal control environment to improve risk management, control and governance processes. Periodic reporting from the risk management unit is provided to executive management and to the Audit Committee of the Board of Directors.

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such changes, during the first quarter of 2026.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Under “Part I — Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 we set forth risk factors related to our business and operations. You should carefully consider the risk factors set forth in our Form 10-K for the year ended December 31, 2025. As of the date hereof, there have been no material changes to the risk factors set forth in our Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2024, the Company's Board of Directors updated the authorization of the Company’s Share Repurchase Program to include the Company's preferred stock and increased the authorization by $33 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company's common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any of its common stock during the quarter ended March 31, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, the Company updated the address of its Principal Executive Offices to One Rockefeller Plaza 32nd Floor, which remains located in New York, New York. There is no change to the Company’s telephone number. All future correspondence and communications from stockholders and others to the Company should be directed to this address.

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
Date: May 7, 2026

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: May 7, 2026