Form 10-Q
period 2026-06-30
CHIMERA INVESTMENT CORP
filed 2026-08-05
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: June 30, 2026

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at July 31, 2026
Common Stock, $0.01 par value	83,711,818

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of June 30, 2026 (Unaudited) and December 31, 2025 (Derived from the audited consolidated financial statements as of December 31, 2025)	3
	Consolidated Statements of Operations (Unaudited) for the quarters and six months ended June 30, 2026 and 2025	4
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and six months ended June 30, 2026 and 2025	5
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and six months ended June 30, 2026 and 2025	6
	Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025	8
	Notes to Consolidated Financial Statements (Unaudited)	10

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	65
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	102
ITEM 4.	CONTROLS AND PROCEDURES	108

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	108
ITEM 1A.	RISK FACTORS	108
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	108
ITEM 5.	OTHER INFORMATION	108
ITEM 6.	EXHIBITS	109
	SIGNATURES	111

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our” or “the Company” refer to Chimera Investment Corporation and its subsidiaries unless specifically stated otherwise or the context otherwise indicates. The following defines certain of the commonly used terms in this Quarterly Report on Form 10-Q:
•Agency refers to a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae” or “FNMA”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae” or “GNMA”);
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
•Limited-MTM refers to limited mark-to-market facilities (meaning, the market value of the collateral must drop below a threshold before a lender can issue a margin call or some other limitation, such as magnitude of rate move or other financial variables);
•RTLs refer to residential transition loans;
•Investor Loans refer to loans secured by non-owner-occupied properties that may or may not be underwritten using property-level debt service coverage ratios;
•HELOCs refer to home equity lines of credit;
•ABS refers to asset-backed securities;
•RPLs refer to re-performing loans;
•IOs refers to interest-only securities;
•MSRs refer to mortgage servicing rights;
•DUS bonds refer to Fannie Mae Delegated Underwriting and Servicing bonds;
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

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	(Unaudited)
	June 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$444,041	$278,582
Non-Agency RMBS, at fair value (net of allowance for credit losses of $53 million and $43 million, respectively)	727,621	817,280
Agency MBS, at fair value	5,264,559	3,463,485
Loans held for investment, at fair value	7,890,790	9,803,615
Loans held-for-sale, at fair value	1,126,461	896,117
Accrued interest receivable	76,416	78,691
Other assets	430,042	408,291
Interests in MSR financing receivables	35,471	37,294
Derivatives, at fair value, net	49,647	25,187
Total assets (1)	$16,045,048	$15,808,542
Liabilities:
Secured financing agreements ($8.6 billion and $7.4 billion pledged as collateral, respectively, and includes $284 million and $299 million at fair value, respectively)	$7,725,542	$6,031,182
Securitized debt, collateralized by Non-Agency RMBS ($195 million and $210 million pledged as collateral, respectively)	63,939	66,579
Securitized debt at fair value, collateralized by Loans held for investment ($7.5 billion and $9.4 billion pledged as collateral, respectively)	5,408,277	6,721,302
Long term debt	252,551	251,528
Payable for investments purchased	—	3,267
Accrued interest payable	41,621	43,032
Dividends payable	41,973	34,891
Accounts payable and other liabilities	95,519	82,308
Derivatives, at fair value, net	—	1,759
Total liabilities (1)	$13,629,422	$13,235,848

Commitments and Contingencies (See Note 18)

Stockholders’ Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 83,711,380 and 83,402,145 shares issued and outstanding, respectively	837	834
Additional paid-in-capital	4,435,369	4,429,009
Accumulated other comprehensive income	128,984	146,295
Cumulative earnings	4,545,067	4,571,610
Cumulative distributions to stockholders	(6,695,003)	(6,575,426)
Total stockholders’ equity	$2,415,626	$2,572,694
Total liabilities and stockholders’ equity	$16,045,048	$15,808,542
(1) The Company's Consolidated Statements of Financial Condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of June 30, 2026, and December 31, 2025, total assets of consolidated VIEs were $7,491,943 and $9,215,343, respectively, and total liabilities of consolidated VIEs were $5,302,706 and $6,533,891, respectively. See Note 10 for further discussion.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Interest Income:
Interest income (1)	$221,625	$201,297	$440,920	$391,914
Interest expense (2)	151,116	135,287	295,408	256,684
Net interest income	70,509	66,010	145,512	135,230

Increase in provision for credit losses	7,192	4,409	10,016	7,796

Other income (losses):
Net unrealized gains (losses) on derivatives	15,398	(2,554)	33,548	(9,024)
Realized gains (losses) on derivatives	9,527	(17,954)	12,397	(17,872)
Periodic interest on derivatives, net	2,061	5,067	3,895	9,202
Net gains (losses) on derivatives	26,986	(15,441)	49,840	(17,694)
Investment management and advisory fees	6,540	8,810	13,704	17,745
Interest income from investment in MSR financing receivables, net (3)	838	—	3,149	—
Net unrealized gains (losses) on financial instruments at fair value	(43,386)	6,971	(80,923)	135,866
Net realized gains (losses) on sales of investments	(9,623)	(1,915)	(50,051)	(1,915)
Gains (losses) on extinguishment of debt	(2,748)	—	(41,605)	2,122
Other investment gains (losses)	1,229	2,953	320	2,536
Gain on origination and sale of loans, net	22,210	—	43,595	—
Total other income (losses)	2,046	1,378	(61,971)	138,660

Other expenses:
Compensation and benefits (4)	25,102	11,660	51,808	24,745
General and administrative expenses	11,479	6,815	23,640	13,721
Servicing and asset manager fees	4,431	7,306	9,953	14,737
Depreciation, amortization, and impairment of intangible assets	4,076	949	13,725	1,902
Transaction expenses	3,207	390	3,305	6,077
Total other expenses	48,295	27,120	102,431	61,182
Income (loss) before income taxes	17,068	35,859	(28,906)	204,912
Income tax (benefit) expense	(301)	409	(2,365)	2,165
Net income (loss)	$17,369	$35,450	$(26,541)	$202,747

Dividends on preferred stock	$21,381	$21,426	$42,478	$42,783

Net income (loss) available to common shareholders	$(4,012)	$14,024	$(69,019)	$159,964

Net income (loss) per share available to common shareholders:
Basic	$(0.05)	$0.17	$(0.82)	$1.97
Diluted	$(0.05)	$0.17	$(0.82)	$1.94

Weighted average number of common shares outstanding:
Basic	83,813,331	81,408,087	83,739,672	81,386,680
Diluted	83,813,331	82,600,108	83,739,672	82,564,708
(1) Includes interest income of consolidated VIEs of $106,189 and $141,818 for the quarters ended June 30, 2026 and 2025, respectively, and $235,258 and $286,220 for the six months ended June 30, 2026 and 2025, respectively. See Note 10 for further discussion.
(2) Includes interest expense of consolidated VIEs of $54,598 and $73,038 for the quarters ended June 30, 2026 and 2025, respectively, and $118,478 and $142,690 for the six months ended June 30, 2026 and 2025, respectively. See Note 10 for further discussion.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $454 for the quarter ended June 30, 2026 and $1,850 for the six months ended June 30, 2026. The Company did not hold any interests in MSR financing receivables for the quarter or six months ended June 30, 2025. See Note 10 for further discussion.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $341 and $341 for the quarters ended June 30, 2026 and 2025, respectively, and $682 and $682 for the six months ended June 30, 2026 and 2025, respectively.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	For the Quarters Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Comprehensive income (loss):
Net income (loss)	$17,369	$35,450	$(26,541)	$202,747
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net	(8,753)	(5,335)	(20,451)	(7,014)
Reclassification adjustment for net realized losses (gains) included in net income for other-than-temporary credit impairment losses	—	—	3,140	—
Other comprehensive loss	$(8,753)	$(5,335)	$(17,311)	$(7,014)
Comprehensive income (loss) before preferred stock dividends	$8,616	$30,115	$(43,852)	$195,733
Dividends on preferred stock	$21,381	$21,426	$42,478	$42,783
Comprehensive income (loss) available to common stock shareholders	$(12,765)	$8,689	$(86,330)	$152,950

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended June 30, 2026

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2026	$58	$130	$104	$80	$836	$4,432,076	$137,737	$4,527,698	$(6,634,960)	$2,463,759
Net income (loss)	—	—	—	—	—	—	—	17,369	—	17,369
Other comprehensive income (loss)	—	—	—	—	—	—	(8,753)	—	—	(8,753)
Stock based compensation	—	—	—	—	1	2,952	—	—	—	2,953
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(38,662)	(38,662)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,381)	(21,381)
Balance, June 30, 2026	$58	$130	$104	$80	$837	$4,435,369	$128,984	$4,545,067	$(6,695,003)	$2,415,626

For the Quarter Ended June 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, March 31, 2025	$58	$130	$104	$80	$810	$4,394,600	$157,770	$4,508,408	$(6,417,896)	$2,644,064
Net income (loss)	—	—	—	—	—	—	—	$35,450	—	35,450
Other comprehensive income (loss)	—	—	—	—	—	—	(5,335)	—	—	(5,335)
Stock based compensation	—	—	—	—	—	2,143	—	—	—	2,143
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(30,706)	(30,706)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,426)	(21,426)
Balance, June 30, 2025	$58	$130	$104	$80	$810	$4,397,084	$152,435	$4,543,858	$(6,470,028)	$2,624,531

For the Six Months Ended June 30, 2026

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2025	$58	$130	$104	$80	$834	$4,429,011	$146,295	$4,571,610	$(6,575,426)	$2,572,694
Net income (loss)	—	—	—	—	—	—	—	(26,541)	—	(26,541)
Other comprehensive income (loss)	—	—	—	—	—	—	(17,311)	—	—	(17,311)
Stock based compensation	—	—	—	—	3	5,676	—	—	—	5,679
Non-cash contribution from related party	—	—	—	—	—	682	—	—	—	682
Common dividends declared	—	—	—	—	—	—	—	—	(77,100)	(77,100)
Preferred dividends declared	—	—	—	—	—	—	—	—	(42,478)	(42,478)
Balance, June 30, 2026	$58	$130	$104	$80	$837	$4,435,369	$128,984	$4,545,067	$(6,695,003)	$2,415,626

For the Six Months Ended June 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income (loss)	—	—	—	—	—	—	—	202,747	—	202,747
Other comprehensive income (loss)	—	—	—	—	—	—	(7,014)	—	—	(7,014)
Stock based compensation	—	—	—	—	1	5,886	—	—	—	5,887
Non-cash contribution from related party	—	—	—	—	—	682	—	—	—	682
Common dividends declared	—	—	—	—	—	—	—	—	(61,177)	(61,177)
Preferred dividends declared	—	—	—	—	—	—	—	—	(42,783)	(42,783)
Balance, June 30, 2025	$58	$130	$104	$80	$810	$4,397,084	$152,435	$4,543,858	$(6,470,028)	$2,624,531

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Six Months Ended
	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities:
Net income (loss)	$(26,541)	$202,747
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Accretion) Amortization of investment discounts/premiums, net	(17,079)	522
Accretion of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	8,706	7,372
Net unrealized (gains) losses on derivatives	(33,548)	9,024
(Payments) proceeds for derivative settlements	2,476	—
Margin received (paid) on derivatives	46,753	(79,889)
Net unrealized (gains) losses on financial instruments at fair value	80,923	(135,866)
Net realized losses on sales of investments	50,051	1,915
Other investment (gains) losses	(320)	(2,536)
Net increase in provision for credit losses	10,016	7,796
Depreciation, amortization, and impairment expense	13,725	1,902
Gain on origination sale, net	(2,803)	—
(Gain) loss on extinguishment of debt	41,605	(2,122)
Equity-based compensation expense	5,679	5,886
Non-cash imputed compensation related to business acquisition	682	682
Originations and purchases of mortgage loans held-for-sale	(2,278,604)	—
Sales, settlements and proceeds from sale of loans held-for-sale	2,045,952	—
Fair value adjustment on mortgage loans held-for-sale	1,298	—
Changes in operating assets:
Decrease in accrued interest receivable	2,276	6,775
(Decrease) increase in other assets	(65,540)	26,861
Changes in operating liabilities:
Increase (decrease) in accounts payable and other liabilities	19,802	(9,301)
Decrease in accrued interest payable	(1,411)	(398)
Net cash (used in) provided by operating activities	$(95,902)	$41,370
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(2,324,339)	$(1,921,957)
Sales	138,839	127,677
Principal payments	343,323	42,859
Non-Agency RMBS portfolio:
Purchases	—	—
Sales	13,491	12,234
Principal payments	50,798	53,256
Loans held for investment:
Purchases	(469,382)	(436,482)
Sales	1,657,190	—
Principal payments	580,881	744,254
Distributions received from interests in MSR financing receivables	7,544	—
Net cash (used in) investing activities	$(1,655)	$(1,378,159)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$34,138,967	$21,680,562
Payments on secured financing agreements	(32,442,926)	(19,950,820)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	378,755	780,166
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,697,863)	(903,304)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(2)	(15)
Common dividends paid	(70,017)	(60,792)
Preferred dividends paid	(42,478)	(42,783)
Net cash provided by (used in) financing activities	$264,436	$1,503,014

Net increase in cash, cash equivalents and restricted cash	166,879	166,225
Cash, cash equivalents and restricted cash at beginning of period	284,465	83,998
Cash, cash equivalents and restricted cash at end of period	$451,344	$250,223

Supplemental disclosure of cash flow information:
Interest received	$426,117	$399,211
Interest paid	288,114	250,007
Change in fair value of contingent earn-out liability	4,340	—

Non-cash investing activities:
Payable for investments purchased	$—	$387,909
Net change in unrealized gain (loss) on available-for-sale securities	(17,311)	(7,014)

Non-cash financing activities:
Dividends declared, not yet paid	$41,973	$34,650

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

The Company is a diversified, internally managed REIT, that serves the U.S. residential real estate market. Through its Investment Portfolio and Residential Origination segments, the Company acquires, manages, finances and originates residential mortgage and real estate-related assets, with the objective of delivering attractive risk-adjusted returns to shareholders.

The Company conducts its operations through various subsidiaries, including subsidiaries it treats as taxable REIT subsidiaries, or TRSs. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. The Company currently has thirteen wholly-owned direct subsidiaries: Chimera RMBS Whole Pool LLC and Chimera RMBS LLC formed in June 2009; CIM Trading Company LLC, or CIM Trading, formed in July 2010; Chimera Funding TRS LLC, or CIM Funding TRS, a TRS formed in October 2013; Chimera CMBS Whole Pool LLC and Chimera RMBS Securities LLC formed in March 2015; Chimera RR Holding LLC formed in April 2016; NYH Funding LLC, a TRS formed in May 2019; Kali 2020 Holdings LLC formed in May 2020; Varuna Capital Partners LLC formed in September 2020; Aarna Holdings LLC formed in November 2020; CIM Advisory Holding TRS LLC formed in October 2024; and CIM XSMSR LLC formed in July 2025.

On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $36 thousand and $73 thousand for the quarter and six months ended June 30, 2026 and $45 thousand for the quarter and six months ended June 30, 2025, in asset manager fees, respectively.

On June 8, 2026, PAS entered into a transition services agreement, effective as of April 1, 2026, to facilitate the transition of certain investment management and advisory services through December 31, 2027, to a third-party servicer provider. Under the agreement, certain investment management and advisory fees are contractually allocated between PAS and the sub-advisor during the transition period. The portion allocated to the sub-advisor is reflected as a reduction of Investment management and advisory fees in the Consolidated Statements of Operations.

On October 1, 2025, the Company acquired HomeXpress Mortgage Corp. (the “HomeXpress Acquisition”). HomeXpress Mortgage Corp. (“HomeXpress”) is a leading originator of Non-QM residential mortgage loans (both consumer loans and Investor Loans) and other Non-Agency and Agency mortgage loan products with a nationwide presence across 46 states and D.C.

On May 18, 2022, the Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and six months ended June 30, 2026, the Company did not make any additional fundings toward the commitment, and the total remained $57 million leaving an unfunded commitment of $18 million. The Company's investment in this fund, which had a carrying amount of $70 million as of June 30, 2026, is included within the Investment Portfolio segment and is accounted for under the equity method within Other assets on the Consolidated Statements of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statements of Operations. Kah Capital Management ceased to provide asset servicing oversight as of the end of the first quarter of 2025. There were no mortgage asset servicing oversight fees paid to Kah Capital Management during the quarter and the six months ended June 30, 2026. The Company paid $118 thousand of mortgage asset servicing oversight fees to Kah Capital Management during the quarter and six months ended June 30, 2025 These fees are reported within Other expenses on the Consolidated Statements of Operations.

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

Restricted cash balances of $7 million and $6 million as of June 30, 2026, and December 31, 2025, respectively, are included in Other assets on the Company's Consolidated Statements of Financial Condition.

Reconciliation of cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's Consolidated Statements of Financial Condition to the total amounts presented in the Company's Consolidated Statements of Cash Flows:

	As of
	June 30, 2026	December 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$444,041	$278,582
Restricted cash	7,303	5,883
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$451,344	$284,465

(e) Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of June 30, 2026 or December 31, 2025.

(f) Goodwill & Intangible Assets

At June 30, 2026, the Company had recorded goodwill of $95 million, representing the excess of the fair value of consideration transferred over the fair value of net assets acquired in connection with the Palisades and HomeXpress Acquisitions.

The amounts recorded in connection with the HomeXpress Acquisition remain subject to adjustment during the measurement period. The purchase price allocation for the Palisades Acquisition, which was completed in December 2024, has been finalized.

At June 30, 2026, the Company had intangible assets with a carrying amount of $109 million and $8 million of accumulated amortization, primarily comprised of asset management contracts and developed technology recognized as part of the Palisades Acquisition, and trade names, broker relationships, developed technology, and licenses recognized as part of the HomeXpress Acquisition. These intangible assets are amortized over their estimated useful lives, which range from one to ten years. Goodwill and intangible assets are included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Goodwill is not amortized but is assessed for impairment at least annually. Intangible assets are reviewed for impairment upon the occurrence of triggering events or changes in circumstances indicating that the carrying value may not be recoverable. During the first quarter of 2026, the Company identified a triggering event related to certain asset management contracts associated with the Palisades Acquisition, resulting from changes in expected future cash flows. As a result, the Company recorded an impairment charge of $5 million to reduce the carrying value of the related intangible assets to their estimated fair value. The impairment charge is included in Depreciation, amortization, and impairment expense on the Company’s Consolidated Statements of Operations.

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

(h) TBA securities

The Company may purchase TBA securities as a means of investing in non-specified fixed-rate Agency RMBS and may purchase or sell TBA securities to economically hedge its investment portfolio or mortgage loan production. A TBA security is a forward contract for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price, with specified general collateral characteristics, including issuer, maturity, and coupon. The specific securities to be delivered are not identified until shortly before the settlement date.

The Company may hold long and/or short positions in TBA securities through transactions commonly referred to as “dollar roll” transactions. The Company accounts for all TBA securities as derivative instruments in accordance with ASC 815, Derivatives and Hedging, as it does not intend to take physical delivery of the underlying Agency RMBS and does not consider the contracts to be settled in the shortest period possible. Accordingly, TBA securities are carried at fair value.

For TBA securities held as part of the Company's Investment Portfolio segment, the economic results include (i) drop income (expense) and (ii) mark-to-market adjustments. For financial statement presentation purposes, drop income (expense) is reported within Periodic interest on derivatives, net, while mark-to-market adjustments are reported within Net unrealized gains (losses) on derivatives. Together with any realized gains and losses, these amounts are included in Net gains (losses) on derivatives in the Consolidated Statements of Operations.

For TBA securities used to economically hedge mortgage loan production within the Company's Residential Origination segment, realized and unrealized gains and losses are included within Gain on origination and sale of loans, net, in the Consolidated Statements of Operations.

The fair value of TBA securities is based on observable market inputs, including quoted prices for similar instruments in active markets, and is classified within Level 2 of the fair value hierarchy. TBA positions are presented as Derivative assets or Derivative liabilities on the Company’s Consolidated Statements of Financial Condition.

(i) Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies included in Note 2 of the consolidated financial statements of the Company’s Form 10-K for the year ended December 31, 2025.

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

Recently Issued Accounting Standards Not Yet Adopted

The Company evaluated the provisions of ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock, and ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), and determined that neither standard is currently applicable to its operations or financial reporting. Accordingly, the Company does not expect the adoption of these standards to have an impact on its unaudited consolidated financial statements or related disclosures.

In addition, there have been no changes to the accounting standards updates not yet adopted by the Company, as previously disclosed in the Company’s Annual Report for the year ended December 31, 2025.

3. Mortgage-Backed Securities

The Company classifies its Non-Agency RMBS as senior, subordinated, or interest-only. The Company also invests in Agency MBS which it classifies as Agency RMBS, to include residential and residential interest-only MBS, Pass-through securities, residential CMO, and Agency CMBS to include commercial and commercial interest-only MBS. Senior interests in Non-Agency RMBS are generally entitled to the first principal repayments in their pro-rata ownership interests at the acquisition date. The tables below present amortized cost, allowance for credit losses, fair value and unrealized gains/losses of the Company's MBS investments as of June 30, 2026 and December 31, 2025.

June 30, 2026
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$827,607	$37,806	$(465,642)	$399,771	$(53,041)	$467,711	$124,810	$(3,829)	$120,981
Subordinated	394,670	1,749	(217,076)	179,343	(219)	191,732	22,208	(9,600)	12,608
Interest-only	2,327,935	142,283	—	142,283	—	68,178	12,081	(86,186)	(74,105)
Agency RMBS
Pass-through	5,041,259	53,166	(91,662)	5,002,763	—	5,014,494	23,854	(12,123)	11,731
CMO	231,192	—	(161)	231,031	—	232,652	1,621	—	1,621
Agency CMBS
ACMBS bond	17,905	—	(406)	17,499	—	17,413	—	(86)	(86)
Total	$8,840,568	$235,004	$(774,947)	$5,972,690	$(53,260)	$5,992,180	$184,574	$(111,824)	$72,750

December 31, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$852,887	$31,697	$(478,409)	$406,175	$(41,342)	$505,004	$143,580	$(3,409)	$140,171
Subordinated	453,269	1,852	(231,167)	223,954	(1,901)	233,315	22,925	(11,663)	11,262
Interest-only	2,428,976	146,461	—	146,461	—	78,961	13,286	(80,786)	(67,500)
Agency RMBS
Pass-through	3,096,299	21,495	(89,999)	3,027,795	—	3,081,573	54,015	(237)	53,778
CMO	330,871	—	(186)	330,685	—	331,909	1,357	(133)	1,224
Interest-only	367,866	18,637	—	18,637	—	14,867	65	(3,835)	(3,770)
Agency CMBS
Project loans	39,693	602	—	40,295	—	32,539	—	(7,756)	(7,756)
Interest-only	123,375	3,295	—	3,295	—	2,597	132	(830)	(698)
Total	$7,693,236	$224,039	$(799,761)	$4,197,297	$(43,243)	$4,280,765	$235,360	$(108,649)	$126,711

The following tables present the gross unrealized losses and estimated fair value of the Company’s Non-Agency MBS by length of time that such securities have been in a continuous unrealized loss position at June 30, 2026 and December 31, 2025. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	June 30, 2026
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$22,861	$(437)	5	$18,082	$(3,392)	5	$40,943	$(3,829)	10
Subordinated	5,257	(476)	2	66,552	(9,124)	12	71,809	(9,600)	14
Interest-only	6,114	(532)	11	36,442	(85,654)	126	42,556	(86,186)	137
Agency RMBS
Pass-through	2,490,185	(12,123)	104	—	—	—	2,490,185	(12,123)	104
CMO	—	—	—	—	—	—	—	—	—
Agency CMBS
ACMBS bond	17,414	(86)	2	—	—	—	17,414	(86)	2
Total	$2,541,831	$(13,654)	124	$121,076	$(98,170)	143	$2,662,907	$(111,824)	267

	December 31, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$15,408	$(266)	4	$16,902	$(3,143)	4	$32,311	$(3,409)	8
Subordinated	8,492	(144)	3	81,581	(11,519)	14	90,073	(11,663)	17
Interest-only	1,297	(22)	4	44,675	(80,764)	126	45,972	(80,786)	130
Agency RMBS
Pass-through	147,898	(237)	8	—	—	—	147,898	(237)	8
CMO	57,000	(133)	1	—	—	—	57,000	(133)	1
Interest-only	8,302	(203)	5	2,928	(3,632)	5	11,229	(3,835)	10
Agency CMBS
Project loans	4,245	(798)	2	28,295	(6,958)	31	32,540	(7,756)	33
Interest-only	—	—	—	1,154	(830)	1	1,154	(830)	1
Total	$242,642	$(1,803)	27	$175,535	$(106,846)	181	$418,177	$(108,649)	208

At June 30, 2026, the Company did not intend to sell any of its Agency and Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. During the six months ended June 30, 2026, the Company sold certain securities, resulting in reductions to the unrealized losses associated with these securities totaling $3 million. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of June 30, 2026.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $5 million and $7 million, at June 30, 2026 and December 31, 2025, respectively. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses is calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and six months ended June 30, 2026 and June 30, 2025 are presented below.

	For the Quarter Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$46,067	$31,785	$43,243	$28,397
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	1,620	144	1,758	337
Reductions for the securities sold during the period	—	—	(2,247)	—
Increase/(decrease) on securities with an allowance in the prior period	5,616	4,539	10,689	8,019
Write-offs charged against the allowance	(189)	(284)	(354)	(589)
Recoveries of amounts previously written off	146	10	171	30
Ending allowance for credit losses	$53,260	$36,194	$53,260	$36,194

The following table presents significant credit quality indicators used for the credit loss allowance on our Non-Agency RMBS investments as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$194,542	6.3%	1.1%	29.1%
Subordinated	$2,251	6.0%	1.1%	31.1%

	December 31, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$152,299	6.9%	1.4%	29.8%
Subordinated	$20,688	6.3%	0.3%	48.4%

The increase in the allowance for credit losses during the quarter and six months ended June 30, 2026, is primarily due to a deterioration in cashflows on certain investments, compared to the same period of 2025. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at June 30, 2026 and December 31, 2025.

	June 30, 2026
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$124,810	$—	$124,810	$(3,829)	$—	$(3,829)
Subordinated	8,728	13,480	22,208	(725)	(8,875)	(9,600)
Interest-only	—	12,081	12,081	—	(86,186)	(86,186)
Agency RMBS
Pass-through	—	23,854	23,854	—	(12,123)	(12,123)
CMO	—	1,621	1,621	—	—	—
Agency CMBS
ACMBS bond	—	—	—	—	(86)	(86)
Total	$133,538	$51,036	$184,574	$(4,554)	$(107,270)	$(111,824)

	December 31, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$143,580	$—	$143,580	$(3,409)	$—	$(3,409)
Subordinated	9,519	13,406	22,925	(3,395)	(8,268)	(11,663)
Interest-only	—	13,286	13,286	—	(80,786)	(80,786)
Agency RMBS
Pass-through	—	54,015	54,015	—	(237)	(237)
CMO	—	1,357	1,357	—	(133)	(133)
Interest-only	—	65	65	—	(3,835)	(3,835)
Agency CMBS
Project loans	—	—	—	—	(7,756)	(7,756)
Interest-only	—	132	132	—	(830)	(830)
Total	$153,099	$82,261	$235,360	$(6,804)	$(101,845)	$(108,649)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$827,607	$41.90	$56.51	5.6%	21.3%
Subordinated	394,670	45.39	48.58	3.9%	9.2%
Interest-only	2,327,935	6.11	2.93	0.9%	3.8%
Agency RMBS
Pass-through	5,041,259	99.24	99.47	5.3%	5.3%
CMO	231,192	99.93	100.63	4.9%	4.9%
Agency CMBS
ACMBS bond	17,905	97.74	97.26	4.1%	4.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%
Subordinated	453,269	48.99	51.47	4.2%	9.3%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%
CMO	330,871	99.94	100.31	5.1%	5.1%
Interest-only	367,866	5.07	4.04	0.6%	6.5%
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%
Interest-only	123,375	2.67	2.11	0.7%	13.0%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at June 30, 2026 and December 31, 2025 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers a variety of factors, including but not limited to current interest rates, forward interest rate projections, shape and steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, and other borrower, loan, property, or market-related characteristics that may influence prepayment behavior.

	June 30, 2026
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$5,480	$57,114	$184,413	$220,704	$467,711
Subordinated	5,397	37,688	66,611	82,036	191,732
Interest-only	224	27,692	37,708	2,554	68,178
Agency RMBS
Pass-through	—	410,773	4,315,105	288,616	5,014,494
CMO	—	56,058	176,594	—	232,652
Agency CMBS
ACMBS bond	—	17,413	—	—	17,413
Total fair value	$11,101	$606,738	$4,780,431	$593,910	$5,992,180
Amortized cost
Non-Agency RMBS
Senior	$7,234	$59,357	$163,093	$170,087	$399,771
Subordinated	1,415	33,004	62,536	82,388	179,343
Interest-only	17,131	71,091	48,981	5,080	142,283
Agency RMBS
Pass-through	—	410,817	4,305,630	286,316	5,002,763
CMO		55,663	175,368	—	231,031
Agency CMBS
ACMBS bond	—	17,499	—	—	17,499
Total amortized cost	$25,780	$647,431	$4,755,608	$543,871	$5,972,690

	December 31, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,088	$53,949	$193,582	$248,385	$505,004
Subordinated	—	62,392	68,089	102,834	233,315
Interest-only	105	35,063	41,116	2,677	78,961
Agency RMBS
Pass-through	—	161,124	2,801,491	118,958	3,081,573
CMO	—	—	331,909	—	331,909
Interest-only	—	14,867	—	—	14,867
Agency CMBS
Project loans	—	—	—	32,539	32,539
Interest-only	—	2,597	—	—	2,597
Total fair value	$9,193	$329,992	$3,436,187	$505,393	$4,280,765
Amortized cost
Non-Agency RMBS
Senior	$9,377	$58,134	$161,393	$177,271	$406,175
Subordinated	—	56,909	64,198	102,847	223,954
Interest-only	16,343	76,174	50,216	3,728	146,461
Agency RMBS
Pass-through	—	160,244	2,751,648	115,903	3,027,795
CMO	—	—	330,685	—	330,685
Interest-only	—	18,637	—	—	18,637
Agency CMBS
Project loans	—	—	—	40,295	40,295
Interest-only	—	3,295	—	—	3,295
Total amortized cost	$25,720	$373,393	$3,358,140	$440,044	$4,197,297

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at June 30, 2026 and December 31, 2025. When delinquency rates increase, it is expected that the Company may incur additional credit losses.

June 30, 2026	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of UPB	3.6%	1.6%	2.0%	1.5%	2.4%	0.7%	11.7%

December 31, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of UPB	3.8%	1.5%	1.9%	1.4%	2.9%	0.7%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
Weighted average maturity (years)		15.6		16.3
Weighted average amortized loan to value (1)		53.8%		54.5%
Weighted average FICO (2)		707		707
Weighted average loan balance (in thousands)		$239		$243
Weighted average percentage owner-occupied		69.4%		68.7%
Weighted average percentage single family residence		60.5%		60.4%
Weighted average current credit enhancement		0.6%		0.7%
Weighted average geographic concentration of top four states	CA	33.6%	CA	33.5%
	NY	12.5%	NY	12.3%
	FL	7.1%	FL	7.2%
	NJ	4.6%	NJ	4.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at June 30, 2026 and December 31, 2025.

Origination Year	June 30, 2026	December 31, 2025
2003 and prior	1.2%	1.2%
2004	0.8%	0.8%
2005	7.6%	7.7%
2006	41.6%	41.5%
2007	36.4%	34.4%
2008 - 2023	9.6%	11.1%
2024 and later	2.8%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in Net realized losses on sales of investments on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarters and six months ended June 30, 2026 and 2025 are as follows:

	For the Quarter Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$—	$12,234	$13,491	$12,234
Agency RMBS	69,908	125,892	69,908	125,892
Agency CMBS	34,913	—	34,913	—
Gross realized gains:
Non-Agency RMBS	—	—	—	—
Agency RMBS	498	—	498	—
Agency CMBS	79	—	79	—
Gross realized losses:
Non-Agency RMBS	—	(1,095)	(5,021)	(1,095)
Agency RMBS	(3,950)	(820)	(3,950)	(820)
Agency CMBS	(6,250)	—	(6,250)	—
Net realized gain (loss)	$(9,623)	$(1,915)	$(14,644)	$(1,915)

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

At June 30, 2026 and December 31, 2025, all Loans held for investment are carried at fair value. See Note 6 — Fair Value Measurements for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $8.0 billion and $9.8 billion as of June 30, 2026 and December 31, 2025, respectively. The total UPB of the Company's Loans held for investment was $8.1 billion and $10.0 billion as of June 30, 2026 and December 31, 2025, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at June 30, 2026 and December 31, 2025:

	For the Six Months Ended	For the Year Ended
	June 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$9,803,615	$11,196,678
Purchases	474,786	49,411
Principal paydowns	(580,881)	(1,470,571)
Sales and settlements	(1,668,877)	(211,216)
Net periodic accretion (amortization)	(1,492)	(8,204)
Realized gains (losses) on sales and settlements	(35,407)	(18,254)
Change in fair value	(100,954)	265,771
Balance, end of period	$7,890,790	$9,803,615

The primary causes of the change in fair value are market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the six months ended June 30, 2026 and the year ended December 31, 2025, respectively.

Residential mortgage loans

The following table presents the origination periods of the residential mortgage loan portfolio as a percentage of total current UPB:

Origination Year	June 30, 2026	December 31, 2025
2002 and prior	4.8%	4.9%
2003	4.4%	4.3%
2004	8.0%	8.0%
2005	14.1%	14.1%
2006	18.1%	18.2%
2007	20.5%	21.4%
2008	6.7%	6.9%
2009	1.6%	1.7%
2010 - 2020	6.8%	6.8%
2021	2.7%	2.3%
2022	7.9%	7.0%
2023 and later	4.4%	4.4%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Number of loans		76,177		93,956
Weighted average maturity (years)		19.9		20.3
Weighted average loan to value (1)		77.1%		77.8%
Weighted average FICO		668		666
Weighted average loan balance (in thousands)		$107		$106
Weighted average percentage owner occupied		84.8%		85.5%
Weighted average percentage single family residence		77.0%		77.5%
Weighted average geographic concentration of top five states	CA	15.1%	CA	15.2%
	NY	9.0%	FL	8.8%
	FL	8.8%	NY	8.7%
	NJ	4.4%	PA	4.3%
	PA	4.4%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at June 30, 2026 and December 31, 2025, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	UPB
	(dollars in thousands)
June 30, 2026	$504,051	$146,053	$148,182	$160,992	$249,855	$45,195	$1,254,328	$8,141,676
% of UPB	6.2%	1.8%	1.8%	2.0%	3.1%	0.6%	15.5%

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	UPB
	(dollars in thousands)
December 31, 2025	$687,205	$209,725	$212,678	$182,663	$275,477	$41,467	$1,609,215	$9,988,601
% of UPB	6.9%	2.1%	2.1%	1.8%	2.8%	0.4%	16.1%

The fair value of residential mortgage loans 90 days or more past due was $465 million and $558 million as of June 30, 2026 and December 31, 2025, respectively.

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

During the six months ended June 30, 2026, the Company purchased newly originated Non-QM residential mortgage loans from HomeXpress. During the quarter ended March 31, 2026, the Company, through its taxable REIT subsidiary, committed to purchase approximately $187 million of newly originated Non-QM residential mortgage loans from HomeXpress. During the quarter ended June 30, 2026, the Company, through its taxable REIT subsidiary, entered into an additional commitment to purchase approximately $131 million of newly originated Non-QM residential mortgage loans from HomeXpress. Loans with an aggregate UPB of approximately $301 million acquired pursuant to these commitments settled during the quarter ended June 30, 2026. The loans were purchased on terms that the Company believes were consistent with market terms and are included in Loans held-for-sale, at fair value on the Company’s consolidated balance sheet. As of June 30, 2026, there were no amounts outstanding between the consolidated entities related to these transactions.

The total UPB of the Company's LHFS was $1.1 billion and $872 million as of June 30, 2026 and December 31, 2025, respectively. LHFS consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
UPB	$1,103,428	$871,787
Net unrealized gains	23,033	24,330
Loans held for sale, at fair value	$1,126,461	$896,117

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

The following table provides a summary of the changes in the carrying value of LHFS at fair value at June 30, 2026, and December 31, 2025:

	For the Six Months Ended	For the Year Ended
	June 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$896,117	$—
Acquired	—	522,349
Originations	1,789,041	990,335
Purchases	188,468	46,713
Repurchases	8,555	5,706
Sales to investors and transfers to REO	(1,747,187)	(672,580)
Principal paydowns	(7,235)	(4,203)
Net change in fair value	(1,298)	7,798
Balance, end of period	$1,126,461	$896,117

The Company monitors the credit quality of LHFS through its underwriting and post-origination review processes. As of June 30, 2026, the Company had $13 million of LHFS greater than 90 days delinquent with a net book value of $9 million.

Gain on Origination and Sale of Loans

The following table provides a summary of the composition of gain on origination and sale of loans, net, for the quarter and six months ended June 30, 2026:

	For the Quarter Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
	(dollars in thousands)
Premium from loan sales	$20,909	$56,156
Mark to market changes on LHFS	6,987	(1,298)
Unrealized gains from hedging derivative instruments	3,116	4,269
Unrealized gains from IRLC	(103)	200
Periodic interest on derivatives, net	97	97
Realized gains from hedging instruments, net	2,364	2,476
Provision for loan repurchase reserves	(683)	(756)
Loan origination income, net	(2,918)	(4,125)
Direct loan origination costs, net	(7,559)	(13,424)
Gain on origination and sale of loans, net	$22,210	$43,595

The Company did not hold LHFS during the quarter and six months ended June 30, 2025, and therefore did not record any gain on origination and sale of loans, net.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At June 30, 2026, there were no investment holdings which had differences in excess of the thresholds between the model generated prices and third-party prices provided. At December 31, 2025, one investment holding with internally developed fair value of $5 million had a difference between the model generated price and third-party price provided in excess of the thresholds for the period. The internally developed price was $701 thousand higher than the third-party price provided of $5 million. After review and discussion, the Company affirmed and valued the investments at the higher internally developed price. No other differences were noted at December 31, 2025 in excess of the thresholds for the period.

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

At June 30, 2026, four loan pools with internally developed fair values of $1.2 billion had differences between the model generated prices and the third-party prices provided in excess of the threshold for the period. The internally developed prices were $62 million higher than the third-party prices provided of $1.1 billion. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at June 30, 2026 in excess of the threshold for the period. At December 31, 2025, two loan pools with internally developed fair values of $272 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $17 million higher on a net basis than the third-party prices provided of $255 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

RTLs:

RTLs are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The RTLs are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans often have maturities of less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As these loans are generally short-term in nature and there is an active market for these loans, the Company estimates fair value of the RTLs based on observable market activity and inputs for similar assets offered in the market. RTLs have a fair value of $36 million and $75 million as of June 30, 2026 and December 31, 2025, respectively.

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

LHFS are classified within Level 2 of the fair value hierarchy as their fair value is derived from quoted prices for similar instruments in active markets and other observable market-corroborated inputs. The Company values loans not yet associated with an executed sales transaction using a securitization model that incorporates S&P levels values, market conditions, loan characteristics, credit spreads, loss run expectations, prepayment speeds, and loan level attributes such as WAC and prepayment penalties term.

Securitized Debt, collateralized by Loans Held for Investment

The process for determining the fair value of securitized debt, collateralized by Loans held for investment is based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, lifetime interest rate caps on adjustable rate loans, periodic interest rate caps, adjustable interest rate reset dates, collateral seasoning, delinquency status and performance experience, expected losses, expected default frequency, expected loss severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein. The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans collateralized the related securitized debt.

At June 30, 2026, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $216 thousand higher than the third-party price provided of $3 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at June 30, 2026 in excess of the threshold for the period. At December 31, 2025, one securitized debt collateralized by Loans held for investment positions with internally developed fair values of $3 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $183 thousand higher on a net basis than the third-party prices provided of $3 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period.

The Company’s estimates of fair value of securitized debt, collateralized by Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Securitized Debt, collateralized by Non-Agency RMBS

The Company carries securitized debt, collateralized by Non-Agency RMBS at the principal balance outstanding plus unamortized premiums, less unaccreted discounts recorded in connection with the financing of the loans or RMBS with third parties. For disclosure purposes, the Company estimates the fair value of securitized debt, collateralized by Non-Agency RMBS by estimating the future cash flows associated with the underlying assets collateralizing the secured debt outstanding. The Company models the fair value of each underlying asset by considering, among other items, the structure of the underlying security, coupon, servicer, delinquency, actual and expected defaults, actual and expected loss severities, adjustable rate loan reset indices, and prepayment speeds in conjunction with market research for similar collateral performance and the Company's expectations of general economic conditions in the sector and other economic factors. This process, including the review process, is consistent with the process used for Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein.

The Company’s estimates of fair value of securitized debt, collateralized by Non-Agency RMBS involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

Fair value option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026		December 31, 2025
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$—	$—	$—
Subordinated	313,240	148,232	346,640	174,575
Interest-only	2,327,935	68,178	2,428,976	78,961
Agency RMBS
Pass-through	5,041,259	5,014,494	3,096,299	3,081,573
CMO	231,192	232,653	330,871	331,909
Interest-only	—	—	367,866	14,867
Agency CMBS
ACMBS bond	17,905	17,414	N/A	N/A
Project loans	—	—	39,693	32,539
Interest-only	—	—	123,375	2,597
Loans held for investment, at fair value	8,141,676	7,890,790	9,988,601	9,803,615
Loans held for sale, at fair value	1,103,428	1,126,461	871,787	896,117
Interests in MSR financing receivables	34,472	35,471	40,886	37,294
Liabilities (1):
Secured financing agreements, at fair value	293,052	283,984	305,817	298,663
Securitized debt at fair value, collateralized by Loans held for investment	5,773,024	5,408,277	7,081,957	6,721,302
(1) The Company recorded $4 million unrealized gain and $2 million unrealized loss for contingent earn-out liability as of June 30, 2026 and December 31, 2025, respectively. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statements of Operations for the quarters and six months ended June 30, 2026 and 2025:

	For the Quarters Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$1,057	$—	$1,284
Subordinated	(257)	40	(540)	1,323
Interest-only	(4,825)	2,895	(6,604)	12,730
Agency RMBS
Pass-through	(5,519)	20,736	(42,046)	20,005
CMO	(61)	394	396	1,861
Interest-only	3,864	294	3,770	(310)
Agency CMBS
ACMBS bond	(86)	N/A	(86)	N/A
Project loans	4,796	1,884	7,756	2,523
Interest-only	674	(296)	697	73
Loans held for investment, at fair value	(58,799)	57,139	(100,952)	209,070
Loans held for sale, at fair value	6,986	N/A	(1,298)	N/A
Interests in MSR financing receivables	—	N/A	4,592	N/A
Liabilities (1):
Secured financing agreements, at fair value	543	(3,285)	1,914	(9,459)
Securitized debt at fair value, collateralized by Loans held for investment	14,740	(73,557)	45,841	(101,804)
(1) The Company recorded $860 thousand unrealized loss and $4 million unrealized gain for contingent earn-out liability during the quarter and six months ended June 30, 2026, respectively. The Company recorded $330 thousand and $1 million unrealized losses for contingent earn-out liability during the quarters and six months ended June 30, 2025, respectively. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

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

	June 30, 2026
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	8% - 12%	8.6%	0% - 51%	7.1%

	December 31, 2025
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	9% - 12%	8.9%	3% - 45%	7.3%

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

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at June 30, 2026 and December 31, 2025 are presented below.

	June 30, 2026
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$727,621	$—	$727,621
Agency MBS, at fair value	—	5,264,559	—	—	5,264,559
Loans held for investment, at fair value	—	35,679	7,855,111	—	7,890,790
Loans held-for-sale, at fair value	—	1,126,461	—	—	1,126,461
Derivatives, at fair value	234	114,803	4,055	(69,445)	49,647
Interests in MSR financing receivables	—	—	35,471	—	35,471

Liabilities:
Secured financing agreements, at fair value	—	283,984	—	—	283,984
Securitized debt at fair value, collateralized by Loans held for investment	—	—	5,408,277	—	5,408,277
Derivatives, at fair value	—	—	—	—	—

	December 31, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$817,280	$—	$817,280
Agency MBS, at fair value	—	3,463,485	—	—	3,463,485
Loans held for investment, at fair value	—	75,351	9,728,264	—	9,803,615
Loans held-for-sale, at fair value	—	896,117	—	—	896,117
Derivatives, at fair value	57	25,340	3,855	(4,065)	25,187
Interests in MSR financing receivables	—	—	37,294	—	37,294

Liabilities:
Secured financing agreements, at fair value	—	298,663	—	—	298,663
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,721,302	—	6,721,302
Derivatives, at fair value	—	1,759	—	—	1,759

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at June 30, 2026 and December 31, 2025.

Fair Value Level 3 Rollforward - Assets
	For the Six Months Ended				For the Year Ended
	June 30, 2026				December 31, 2025
	(dollars in thousands)
	Non-Agency RMBS	Interests in MSR financing receivables	Loans held for investment	Derivatives	Non-Agency RMBS	Interests in MSR financing receivables	Loans held for investment	Derivatives
Beginning balance Level 3	$817,287	$37,294	$9,728,264	$3,855	$1,064,169	$—	$10,858,845	$—
Transfers into Level 3	—	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Capital contribution (distribution)	—	(7,544)	—	—	—	38,221	—	—
Purchases of assets	502	—	468,012	—	1,289	—	—	5,073
Principal payments	(50,805)	—	(541,565)	—	(92,195)	—	(1,198,667)	—
Sales and settlements	(13,491)	—	(1,662,592)	—	(165,029)	—	(174,471)	—
Servicer advances, net	—	(2,020)	—	—	—	2,145	—	—
Net accretion (amortization)	13,618	—	(958)	—	27,792	—	(5,058)	—
Amortization of MSR loan pool	—	(4,640)	—		—	(3,930)	—
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(10,016)	—	—	—	(15,705)	—	—	—
Realized gains (losses) on sales and settlements	(5,021)	—	(35,407)	—	(16,103)	—	(18,254)	—
Interest income from investment in MSR financing receivables	—	7,789	—	—	—	4,451	—	—
Net unrealized gains (losses) included in income	(6,633)	4,592	(100,643)	200	26,221	(3,592)	265,868	(1,218)
Total unrealized gains (losses) for the period	(17,820)	—	—	—	(13,152)	—	—	—
Ending balance Level 3	$727,621	$35,471	$7,855,111	$4,055	$817,287	$37,295	$9,728,264	$3,855

Fair Value Level 3 Rollforward - Liabilities
	For the Six Months Ended	For the Year Ended
	June 30, 2026	December 31, 2025
	(dollars in thousands)
	Securitized debt	Securitized debt
Beginning balance Level 3	$6,721,302	$6,984,495
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	378,755	1,011,244
Principal payments	(507,814)	(1,161,220)
Sales and settlements	(1,190,049)	(382,110)
Net (accretion) amortization	10,321	21,837
(Gains) losses included in net income
Realized (gains) losses on sales and settlements	41,605	(2,142)
Net unrealized (gains) losses included in income	(45,843)	249,197
Total unrealized (gains) losses for the period	—	—
Ending balance Level 3	$5,408,277	$6,721,302

There were no transfers in or out from Level 3 during the six months ended June 30, 2026 and year ended December 31, 2025, respectively.

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, prepayment rate, constant default rate, and the loss severity. The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the Pull-through Rates.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of June 30, 2026 and December 31, 2025 follows. The weighted average discount rates are based on fair value.

	June 30, 2026
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	6% - 15%	6.3%	6% - 20%	6.7%	0% - 16%	1.1%	26% - 87%	29.8%
Subordinated	6% - 15%	8.4%	6% - 30%	9.1%	0% - 3%	0.7%	20% - 50%	30.2%
Interest-only	9% - 100%	10.0%	6% - 22%	7.1%	0% - 9%	0.8%	0% - 86%	27.0%

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% - 20%	6.1%	6% - 25%	6.8%	0% - 7%	1.2%	26% - 54%	29.0%
Subordinated	0% - 15%	8.6%	6% - 24%	9.1%	0% - 3%	0.8%	20% - 50%	32.0%
Interest-only	9% - 100%	9.9%	6% - 25%	7.0%	0% - 13%	0.8%	0% - 84%	28.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of June 30, 2026 and December 31, 2025 follows:

	June 30, 2026
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	5% - 8%	5.9%	6% - 20%	8.4%	0% - 4%	0.5%	20% - 45%	33.2%

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	4% - 8%	5.4%	6% - 20%	8.1%	0% - 4%	0.5%	20% - 50%	33.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of June 30, 2026 and December 31, 2025, include coupon, FICO score at origination, LTV, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of June 30, 2026 and December 31, 2025 is as follows:

	June 30, 2026	December 31, 2025
Factor:
Coupon
Base Rate	5.8%	5.5%
Actual	5.8%	5.9%

FICO
Base Rate	640	640
Actual	668	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	77%	78%

Loan Characteristics:
Occupancy
Owner Occupied	85%	86%
Investor	10%	9%
Secondary	5%	5%
Property Type
Single family	77%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	20%	19%

The loan factors are generally not observable for the individual loans and the base rates developed by the Company’s internal model are subjective and change as market conditions evolve. The impact of the loan coupon on the value of the loan is dependent on the loan history of delinquent payments. Loans with no history of delinquent payments would result in a higher overall value than those with a history of delinquent payments. Similarly, a higher FICO score and a lower LTV ratio result in increases in the fair market value of the loan and a lower FICO score and a higher LTV ratio result in a lower value. See Note 4 — Loans Held for Investment for delinquency details related to the Loans held for investment portfolio.

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

June 30, 2026
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$4,055	Market Pricing	Pull-through Rate	20% - 99%	67.3%

December 31, 2025
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$3,855	Market Pricing	Pull-through Rate	10% - 95%	70.0%

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at June 30, 2026 and December 31, 2025.

	June 30, 2026
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$70,324	$70,324
Secured financing agreements	2	7,441,558	7,482,019
Securitized debt, collateralized by Non-Agency RMBS	3	63,939	44,851
Long term debt	2	252,551	261,912
(1) Included in Other assets on the Consolidated Statements of Financial Condition

	December 31, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$70,191	$70,191
Secured financing agreements	2	5,732,519	5,767,481
Securitized debt, collateralized by Non-Agency RMBS	3	66,579	45,172
Long term debt	2	251,528	262,239
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
At June 30, 2026 and December 31, 2025, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities and loans held for investment with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.
The long-term financing agreements include secured financing arrangements with an original term of one year or greater which is secured by Non-Agency RMBS and Loans held for investment pledged as collateral. These long-term secured financing agreements have maturity dates of July 2026 and February 2027. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.
The warehouse credit facilities collateralized by loans held for investment are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from three months to one year with interest rates indexed to SOFR.
The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the UPB of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to decline. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a decline in the fair value of the collateral pledged or until the decline is greater than a threshold. At June 30, 2026 and December 31, 2025, the Company had $833 million and $890 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At June 30, 2026 and December 31, 2025, the Company had $356 million and $402 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the decline in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.
At June 30, 2026 and December 31, 2025, the Company pledged $8 million and $17 million of margin cash collateral to the Company's secured financing agreement counterparties. At June 30, 2026, the weighted average haircut on the Company’s secured financing agreements collateralized by Agency RMBS was 4.2%, Agency CMBS was 4.0%, LHFS was 9.0% and Non-Agency RMBS and Loans held for investment was 25.9%. At December 31, 2025, the weighted average haircut on the Company’s secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, and Non-Agency RMBS and Loans held for investment was 27.1%.
At June 30, 2026, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 14% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 172 days. The amount at risk with Nomura was $347 million. At December 31, 2025, the Company had amounts at risk with Nomura of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million.
Investment Portfolio Covenants
Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to be in violation of these covenants within the next twelve months. The Company has a total of $2.1 billion unused uncommitted warehouse credit facilities as of June 30, 2026.
The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged for the Investment Portfolio segment as of June 30, 2026 and December 31, 2025 were:

	June 30, 2026	December 31, 2025
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$5,038,134	$3,257,275
Agency CMBS (in thousands)	16,705	30,918
Loans held for sale (in thousands)	274,931	N/A
Non-Agency RMBS and Loans held for investment (in thousands) (1)	1,677,682	1,948,416
Total	$7,007,452	$5,236,609

Securities pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$5,246,616	$3,412,955
Agency CMBS (in thousands)	17,414	27,839
Loans held for sale (in thousands)	307,031	N/A
Non-Agency RMBS and Loans held for investment (in thousands)	2,495,662	3,020,818
Total	$8,066,723	$6,461,612

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$4,160,168	$1,830,021
Agency CMBS (in thousands)	31,485	30,509
Loans held for sale (in thousands)	26,315	N/A
Non-Agency RMBS and Loans held for investment (in thousands)	1,852,855	2,321,499
Total	$6,070,823	$4,182,029

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	3.78%	3.99%
Agency CMBS	3.76%	4.04%
Loans held for sale	5.06%	N/A
Non-Agency RMBS and Loans held for investment	6.33%	6.43%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	24 Days	26 Days
Agency CMBS	15 Days	8 Days
Loans held for sale	28 Days	N/A
Non-Agency RMBS and Loans held for investment	210 Days	278 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	47 Days	48 Days
Agency CMBS	29 Days	35 Days
Loans held for sale	28 Days	N/A
Non-Agency RMBS and Loans held for investment	230 Days	299 Days
(1) The values for secured financing agreements in the table above are net of $37 thousand and $271 thousand of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.

Residential Origination Covenants
The Residential Origination segment has seven warehouse financing facilities under master purchase agreements with various lenders. These warehouse facilities are used to fund, and are secured by, the residential mortgage loans originated by the Company which are classified as loans held-for-sale. Two of the master purchase agreements required the establishment of the LLCs to facilitate the warehouse fundings. These LLCs are consolidated as part of the Company’s consolidated financial statements. The master repurchase agreements contain various affirmative, negative, and financial covenants. The covenants include leverage restrictions, minimum levels of liquidity and net worth, and profitability. The Company was in compliance with these covenants as of June 30, 2026. These financing agreements are non-recourse to the Company's other segments and operations, and do not contain cross-default or cross-collateralization provisions.
The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged for the Residential Origination segment as of June 30, 2026 and December 31, 2025 were:

	June 30, 2026	December 31, 2025
Secured financing agreements outstanding principal secured by:
Loans held for sale (in thousands)	727,158	801,727

Securities pledged as collateral at fair value on Secured financing agreements:
Loans held for sale (in thousands)	815,413	891,937

Average balance of Secured financing agreements secured by:
Loans held for sale (in thousands)	721,929	620,654

Average borrowing rate of Secured financing agreements secured by:
Loans held for sale	5.55%	5.84%

Average remaining maturity of Secured financing agreements secured by:
Loans held for sale	121 Days	218 Days

Average original maturity of Secured financing agreements secured by:
Loans held for sale	121 Days	218 Days
At June 30, 2026 and December 31, 2025, the secured financing agreements collateralized by MBS, Loans held for investment, and LHFS had the following remaining maturities and borrowing rates.

	June 30, 2026			December 31, 2025
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	4,451,095	4.15%	3.73% - 8.38%	2,630,804	4.15%	3.93% - 6.76%
30 to 59 days	1,049,078	3.96%	3.77% - 6.40%	781,654	4.86%	3.94% - 6.54%
60 to 89 days	746,512	4.63%	3.81% - 5.99%	722,995	4.75%	3.90% - 6.54%
90 to 119 days	88,699	5.83%	5.30% - 6.40%	263,081	6.78%	5.37% - 6.97%
120 to 180 days	448,422	5.36%	5.30% - 6.03%	96,153	5.47%	5.36% - 6.54%
180 days to 1 year	657,751	7.12%	4.57% - 8.15%	810,443	6.03%	4.77% - 8.38%
1 to 2 years	293,052	5.00%	5.00% - 5.37%	733,206	6.79%	4.98% - 8.15%
Total	$7,734,609	4.54%		$6,038,336	5.02%
(1) The values for secured financing agreements in the table above are net of $37 thousand and $271 thousand of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.

Secured Financing Agreements at fair value
The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2026 and December 31, 2025 was $293 million and $306 million, respectively. The fair value of collateral pledged was $340 million and $360 million as of June 30, 2026 and December 31, 2025, respectively. The Company carries this secured financing instrument at fair value of $284 million and $299 million as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%, respectively. At June 30, 2026 and December 31, 2025, the haircut for the secured financing agreements at fair value was 8.0%, respectively. At June 30, 2026, the maturity on the secured financing agreements at fair value was more than one year.

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

Securitized Debt Collateralized by Non-Agency RMBS

At June 30, 2026 and December 31, 2025, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At June 30, 2026 and December 31, 2025, the debt carried a weighted average coupon of 6.7%. As of June 30, 2026, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the six months ended June 30, 2026 and 2025.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at June 30, 2026 and December 31, 2025, based on expected cash flows of the RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Within One Year	$54	$8
One to Three Years	26	145
Three to Five Years	2	4
Greater Than Five Years	23	28
Total	$105	$185

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

Securitized Debt Collateralized by Loans Held for Investment

At June 30, 2026 and December 31, 2025, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $5.8 billion and $7.1 billion, respectively. At June 30, 2026 and December 31, 2025, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.6% and 3.7%, respectively. As of June 30, 2026, the maturities of the debt range between the years 2038 and 2099.

During the quarter ended June 30, 2026, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $140 million for $143 million, which resulted in net loss on extinguishment of debt of $3 million.

During the six months ended June 30, 2026, the Company redeemed eight securitizations collateralized by $1.5 billion of fully valued reperforming loans. The Company sold $1.2 billion of these seasoned reperforming loans and retained $287 million in Loans held for investment. In conjunction with the redemption of these securitizations, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.0 billion. These transactions resulted in net loss on extinguishment of debt of $39 million.

During the quarter and six months ended June 30, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million, which resulted in net gain on extinguishment of debt of $2 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at June 30, 2026 and December 31, 2025, based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Within One Year	$1,006,088	$1,194,768
One to Three Years	2,000,798	1,960,648
Three to Five Years	1,177,259	1,802,112
Greater Than Five Years	1,588,323	2,123,842
Total	$5,772,468	$7,081,370

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of June 30, 2026, excluding any debt issued by the Company where the Company only has a clean-up call.

June 30, 2026
(dollars in thousands)
Year	Principal
Currently callable	$2,587,483
2026	272,688
2027	1,149,952
2028	920,528
Total	$4,930,651

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
At June 30, 2026, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At June 30, 2026, the unamortized deferred debt issuance cost was $7 million. The net interest expense was $6 million and $13 million for the quarter and six months ended June 30, 2026, respectively. At December 31, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At December 31, 2025, the unamortized deferred debt issuance cost was $8 million. The net interest expense was $17 million for the year ended December 31, 2025. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029, August 15, 2029, and August 15, 2030 for the 9.00% Notes, 9.25% Notes, and 8.875% Notes, respectively.
10. Consolidated Securitization Vehicles and Other Variable Interest Entities
Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company evaluated its interest in each VIE to determine if it is the primary beneficiary.
During the six months ended June 30, 2026, the Company consolidated approximately $487 million UPB of residential mortgage loans. During the six months ended June 30, 2025, the Company consolidated approximately $934 million UPB of seasoned reperforming residential mortgage loans.
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
The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$195,388	$210,185
Loans held for investment, at fair value	7,216,944	8,921,357
Accrued interest receivable	37,883	44,455
Other assets	27,446	22,451
Interests in MSR financing receivables	14,282	16,895
Total Assets:	$7,491,943	$9,215,343

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$63,939	$66,579
Securitized debt at fair value, collateralized by Loans held for investment	5,220,123	6,442,871
Accrued interest payable	17,513	22,887
Other liabilities	1,131	1,554
Total Liabilities:	$5,302,706	$6,533,891
(1) June 30, 2026 and December 31, 2025 balances includes allowance for credit losses of $22 million and $17 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	June 30, 2026	June 30, 2025
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$106,189	$141,818
Interest expense, Non-recourse liabilities of VIEs	54,598	73,038
Net interest income	$51,591	$68,780

Increase in provision for credit losses	$3,532	$1,903

Interest income from investment in MSR financing receivable, net	$454	N/A

Servicing fees	$3,803	$5,957

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$235,258	$286,220
Interest expense, Non-recourse liabilities of VIEs	118,478	142,690
Net interest income	$116,780	$143,530

Increase in provision for credit losses	$5,223	$3,050

Interest income from investment in MSR financing receivable, net	$1,850	N/A

Servicing fees	$8,132	$12,127

VIEs for Which the Company is Not the Primary Beneficiary
The Company is not required to consolidate VIEs in which it has concluded it does not have a controlling financial interest and thus is not the primary beneficiary. In such cases, the Company does not have both the power to direct the entities’ most significant activities, such as rights to replace the servicer without cause, and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. The Company’s investments in these unconsolidated VIEs are carried in Non-Agency RMBS on the Consolidated Statements of Financial Condition and include senior and subordinated bonds issued by the VIEs.
The fair value of the Company’s investments in each unconsolidated VIEs at June 30, 2026, ranged from less than $1 million to $22 million with an aggregate amount of $532 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2025, ranged from less than $1 million to $22 million, with an aggregate amount of $607 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $525 million and $582 million at June 30, 2026 and December 31, 2025, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.
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

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty to utilize leverage on the MSRs to which the Company’s Interests in MSR financing receivables are referenced, or to finance the purchase of additional MSRs. As of June 30, 2026, the Company’s counterparty had drawn $59 million of financing secured by the MSRs to which the Company’s Interests in MSR financing receivables are referenced.

The Company accounts for transactions executed under its arrangement with the mortgage servicing counterparty as financing transactions and reflects the associated financing receivables in the line item “Interests in MSR financing receivables” on its Consolidated Statements of Financial Condition. The Company has elected to account for its Interests in MSR financing receivables at fair value with changes in fair value that are not attributed to interest income recognized as a component of “Net unrealized gains on financial instruments at fair value” in the accompanying Consolidated Statements of Operations. Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when received. The Company will record the income related to distributions (cash received) as “Interest income from investment in MSR financing receivables, net” in the accompanying Consolidated Statements of Operations. The Company recognized interest income from investment in MSR financing receivables, net, of $838 thousand and $3 million for the quarter and six months ended June 30, 2026.

As of June 30, 2026, the fair value of the Company’s Interests in MSR financing receivables was $35 million. As of June 30, 2025, the Company did not hold any Interests in MSR financing receivables. The following table presents activity related to the carrying value of the Company’s Interests in MSR financing receivables for the period indicated:

For the Six Months Ended
June 30, 2026
(dollars in thousands)
Balance, beginning of period	$37,294
Purchases	—
Capital distribution	(7,544)
Interest income from investment in MSR financing receivables	7,789
Amortization of MSR loan pool	(4,640)
Changes in unrealized gains (losses)	4,592
Servicer advances, net	(2,020)
Balance, end of period	$35,471

12. Derivative Instruments
In connection with the Company’s interest rate risk management strategy, the Company may seek to economically hedge a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, U.S. Treasury futures, swap futures and interest rate caps. Swaps are used to lock in a fixed rate related to a portion of the Company's current and anticipated payments on secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. The Company’s swaps are centrally cleared. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company’s swaptions are not centrally cleared. U.S. Treasury futures are derivatives that track the prices of generic benchmark U.S. Treasury securities with identical maturity and are traded on an active exchange. It is generally the Company’s policy to close out any U.S. Treasury futures positions prior to delivering the underlying security. U.S. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company’s U.S. Treasury futures are centrally cleared. Swap futures are exchange-traded contracts that mirror the economics of an interest rate swap, where one party pays a fixed rate and the other pays a floating rate based on the SOFR. Swap futures are marked-to-market daily, with prices published by the CME Group. The Company’s swap futures are centrally cleared. Interest rate caps are used to protect against rising floating interest rates related to a portion of the Company’s current and anticipated payments on secured financing arrangements, with the Company receiving payments when SOFR exceeds the strike rate over a specified term. The Company’s interest rate caps are not centrally cleared. The Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. Total gains, inclusive of both realized and unrealized amounts, is included in the Company’s Gain on origination and sale of loans, net, within the accompanying Consolidated Statements of Operations.

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
Interest Rate Swaps

The weighted average pay rate on the Company’s interest rate swaps at June 30, 2026 was 3.73% and the weighted average receive rate was 3.68%. At June 30, 2026, the weighted average maturity on the Company’s interest rate swaps was less than eight years. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on the Company’s interest rate swaps was less than six years.

The Company had net realized gains of $12 million related to swap terminations during the quarter ended June 30, 2026 and $8 million for the six months ended June 30, 2026. The Company had net realized losses of $3 million related to swap terminations during the quarter ended and six months ended June 30, 2025. The Company had realized losses of $9 million related to the maturity of three swaps during the quarter and six months ended June 30, 2025.

Swap Futures

During the quarter ended June 30, 2026, the Company had swap futures with a notional of $340 million. The Company had no swap futures terminations during the quarter and six months ended June 30, 2026.

During the quarter ended June 30, 2025, the Company had a realized loss of $390 thousand on the sale of 400 10-year SOFR swap future contracts, 400 two-year SOFR swap future contracts and 250 five-year SOFR swap future contracts. During the quarter ended June 30, 2025, the Company was short 500 two-year SOFR swap future contracts. The net par equivalent pay fixed on the Company's swap futures at June 30, 2025 was 4.05% and the weighted average receive rate was 4.45%. During the year ended December 31, 2025, the Company had swap futures with a notional of $340 million.

Swaptions

During the quarter ended June 30, 2026, the Company had no open swaption positions. The Company did not recognize any net realized gains related to swaptions during the quarter ended June 30, 2026, and recognized net realized gains of $2 million for the six months ended June 30, 2026. During the quarter ended June 30, 2025, the Company had net realized losses of $6 million related to the sale of 29 swaption contracts. During the six months ended June 30, 2025, the Company exercised a swaption contract with $500 million notional and entered into a less than one-year swap with $500 million notional with a 3.45% fixed pay rate. During the year ended December 31, 2025, the Company had swaptions with a notional value of $600 million.

Interest Rate Caps

During the quarter ended June 30, 2026, the Company entered into six interest rate caps. The Company paid $55 million for $2.3 billion notional two-year, three-year and five-year interest rate caps with strike rates of 3.00% with SOFR as the market reference rate. The Company held $3.4 billion notional two-year, three-year and five-year interest rate caps with a weighted average strike rate of 3.05% on SOFR as the market reference rate and weighted average maturity of two years. During the quarter ended June 30, 2026, the Company partially terminated a $500 million notional interest rate cap with a 3.95% strike rate resulting in a realized loss of $3 million. During the six months ended June 30, 2026, the Company terminated a $1.0 billion notional interest rate cap with a 3.95% strike rate for a realized loss of $7 million. During the six months ended June 30, 2025, the Company paid $7 million for a two year interest rate cap with a strike rate of 3.95% on SOFR as the market reference rate.

Treasury Futures Contracts

For the Investment Portfolio segment, during the quarter ended June 30, 2026, the Company had no open U.S. Treasury future positions. For the Investment Portfolio segment, during the quarter ended June 30, 2026, the Company had no realized gains or losses. For the Investment Portfolio segment, during the quarter ended June 30, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For the Residential Origination segment, during the period ended June 30, 2026, the Company entered into 540 short five-year and 2180 short two-year U.S. Treasury futures contracts with notional amounts of $54 million and $436 million, respectively, which it subsequently covered for a realized gain of $2 million for the six months ended June 30, 2026. The Residential Origination segment recognized a gain of $2 million for the quarter ended June 30, 2026. The Company is short 262 five-year and 1030 two-year U.S. Treasury futures contracts at June 30, 2026. At December 31, 2025, the Company was short 197 five-year and 765 two-year U.S. Treasury futures contracts.

Interest Rate Lock Commitments

For the Residential Origination segment, the Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. At June 30, 2026, the notional amount of the locked pipeline was $295 million with a fair value of $4 million. During the quarter and six months ended June 30, 2026, the Company had net realized loss of $103 thousand and net realized gain of $200 thousand. At December 31, 2025, the notional amount of the locked pipeline was $200 million with a fair value of $4 million. During the quarter and six months ended June 30, 2025 the Company had no realized gains or losses from IRLCs. The Company’s IRLCs are not centrally cleared.

TBAs

The Company may purchase TBA securities as a means of investing in non-specified fixed-rate Agency RMBS, and may also sell TBA securities to economically hedge its portfolio. A TBA security is a forward contract for the purchase (“long position”) or sale (“short position”) of a fixed-rate Agency MBS at a predetermined price, with specified general collateral characteristics, including issuer, maturity, and coupon. The specific securities to be delivered are not identified until shortly before the settlement date. The Company’s TBAs are not centrally cleared.

The Company may establish long, short, or combined positions in TBA securities through a series of transactions, commonly referred to as “dollar roll” transactions. A dollar roll transaction effectively delays the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased or sold for a forward settlement date are generally priced at a discount relative to those settling in the current month as the holder of a current settlement position will receive coupon payments sooner than those settling in the forward month. This price difference, referred to as “drop income (expense),” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from the trade date to settlement

At June 30, 2026, the Company had TBA purchase contracts with an aggregate notional amount of $2.2 billion and TBA sales contracts with an aggregate notional amount of $2.2 billion, resulting in a net TBA notional position of zero. During the quarter and six months ended June 30, 2026, the Company recognized realized gains of $1 million and $9 million related to TBA derivative transactions, respectively.

Drop expense for the quarter and six months ended June 30, 2026 was $938 thousand and $1 million, respectively, and is reported within Periodic interest on derivatives, net in the Consolidated Statements of Operations. The Investment Portfolio segment did not have any open TBAs as of June 30, 2026. The Investment Portfolio segment did not own TBAs as of June 30, 2025.

For the Residential Origination segment, during the quarter ended June 30, 2026, the Company entered into 33 Agency TBA contracts with an aggregate notional amount of $40 million. These contracts were subsequently covered, resulting in a realized gain of $29 thousand, which is included within Gain on origination and sale of loans, net, in our Consolidated Statements of Operations. As of June 30, 2026, the Company held 11 open Agency TBA positions.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 17 — Credit Risk and Interest Rate Risk for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of June 30, 2026 and December 31, 2025.

		June 30, 2026
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps (1)	$3,126,000	Derivatives, at fair value, net	$39,638	Derivatives, at fair value, net	$—
Swap futures	340,000	Derivatives, at fair value, net	3,864	Derivatives, at fair value, net	—
Swaptions	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Interest rate cap	3,400,000	Derivatives, at fair value, net	1,908	Derivatives, at fair value, net	—
TBA	18,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	(52)
U.S. Treasury futures	232,200	Derivatives, at fair value, net	234	Derivatives, at fair value, net	—
Interest rate lock commitments	294,819	Derivatives, at fair value, net	4,055	Derivatives, at fair value, net	—
Total	$7,411,019		$49,699		$(52)
(1) Interest rate swaps include no notional amount of cancellable swaps under which the Company retains the right to terminate the swap on specified future dates.

		December 31, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps (1)	$3,014,000	Derivatives, at fair value, net	$21,158	Derivatives, at fair value, net	$—
Swap futures	340,000	Derivatives, at fair value, net	57	Derivatives, at fair value, net	(1,759)
Swaptions	600,000	Derivatives, at fair value, net	117	Derivatives, at fair value, net	—
Interest rate cap	1,000,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
U.S. Treasury futures	172,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Interest rate lock commitments	199,828	Derivatives, at fair value, net	3,855	Derivatives, at fair value, net	—
Total	$5,326,528		$25,187		$(1,759)
(1) Interest rate swaps include no notional amount of cancellable swaps under which the Company retains the right to terminate the swap on specified future dates.

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarter and six months ended June 30, 2026 and 2025, respectively, is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2026	June 30, 2025
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on derivatives	$7,655	$(26)
Interest rate swaps	Realized gains (losses) on derivatives	11,554	(11,941)
Interest rate swaps	Periodic interest on derivatives, net	228	3,756
Interest rate swaps	Gain on origination and sale of loans, net	4,241	N/A
Swap futures	Net unrealized gains (losses) on derivatives	2,936	(400)
Swap futures	Realized gains (losses) on derivatives	—	(390)
Swap futures	Periodic interest on derivatives, net	436	293
U.S. Treasury futures	Realized gains (losses) on derivatives	—	—
U.S. Treasury futures	Net unrealized gains (losses) on derivatives	—	—
Swaptions	Net unrealized gains (losses) on derivatives	—	—
Swaptions	Realized gains (losses) on derivatives	—	(5,623)
Interest rate cap	Net unrealized gains (losses) on derivatives	6,365	(2,128)
Interest rate cap	Realized gains (losses) on derivatives	(3,377)	—
Interest rate cap	Periodic interest on derivatives, net	2,335	1,018
TBAs	Net unrealized gains (losses) on derivatives	(1,558)	N/A
TBAs	Realized gains (losses) on derivatives	1,350	N/A
TBAs	Periodic interest on derivatives, net	(938)	N/A
TBAs	Gain on origination and sale of loans, net	(23)	N/A
U.S. Treasury futures	Gain on origination and sale of loans, net	1,359	N/A
Interest rate lock commitments	Gain on origination and sale of loans, net	(103)	N/A

		Net gains (losses) on derivatives
		For the Six Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	June 30, 2026	June 30, 2025
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on derivatives	$16,997	$(3,896)
Interest rate swaps	Realized gains (losses) on derivatives	8,145	(11,941)
Interest rate swaps	Periodic interest on derivatives, net	2,855	7,844
Interest rate swaps	Gain on origination and sale of loans, net	4,241	N/A
Swap futures	Net unrealized gains (losses) on derivatives	4,716	(641)
Swap futures	Realized gains (losses) on derivatives	—	(390)
Swap futures	Periodic interest on derivatives, net	1,435	340
U.S. Treasury futures	Realized gains (losses) on derivatives	—	82
U.S. Treasury futures	Net unrealized gains (losses) on derivatives	—	(117)
Swaptions	Net unrealized gains (losses) on derivatives	1,045	—
Swaptions	Realized gains (losses) on derivatives	2,022	(5,623)
Interest rate cap	Net unrealized gains (losses) on derivatives	10,790	(4,370)
Interest rate cap	Realized gains (losses) on derivatives	(7,089)	—
Interest rate cap	Periodic interest on derivatives, net	981	1,018
TBAs	Net unrealized gains (losses) on derivatives	—	N/A
TBAs	Realized gains (losses) on derivatives	9,319	N/A
TBAs	Periodic interest on derivatives, net	(1,376)	N/A
TBAs	Gain on origination and sale of loans, net	(23)	N/A
U.S. Treasury futures	Gain on origination and sale of loans, net	2,624	N/A
Interest rate lock commitments	Gain on origination and sale of loans, net	200	N/A

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

13. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2026. The Company declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2025.

The Company declared dividends to Series B preferred stockholders of $8 million and $16 million, or $0.61 and $1.22 per preferred share, during the quarter and six months ended June 30, 2026. The Company declared dividends to Series B preferred stockholders of $8 million and $17 million, or $0.65 and $1.30 per preferred share, during the quarter and six months ended June 30, 2025.

The Company declared dividends to Series C preferred stockholders of $6 million and $11 million, or $0.56 and $1.10 per preferred share, during the quarter and six months ended June 30, 2026. The Company declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2025.

The Company declared dividends to Series D preferred stockholders of $5 million and $9 million, or $0.60 and $1.18 per preferred share, during the quarter and six months ended June 30, 2026. The Company declared dividends to Series D preferred stockholders of $5 million and $10 million, or $0.63 or $1.26 per preferred share, during the quarter and six months ended June 30, 2025.

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

The Company did not repurchase any of its common stock during the quarters and six months ended June 30, 2026 and 2025. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of June 30, 2026.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters and six months ended June 30, 2026 and 2025. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of June 30, 2026.

During the quarter and six months ended June 30, 2026, the Company declared dividends to common shareholders of $39 million, or $0.45 per share, and $77 million, or $0.90 per share, respectively. During the quarter and six months ended June 30, 2025, the Company declared dividends to common shareholders of $31 million, or $0.37 per share, and $61 million, or $0.74 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters and six months ended June 30, 2026 and 2025 are computed as follows:

	For the Quarters Ended
	June 30, 2026	June 30, 2025
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders — Basic	$(4,012)	$14,024
Effect of dilutive securities:	—	—
Net income available to common shareholders — Diluted	$(4,012)	$14,024

Denominator:
Weighted average basic shares	83,813,331	81,408,087
Effect of dilutive securities	—	1,192,021
Weighted average dilutive shares	83,813,331	82,600,108

Net income (loss) per average share attributable to common stockholders — Basic	$(0.05)	$0.17
Net income (loss) per average share attributable to common stockholders — Diluted	$(0.05)	$0.17

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders — Basic	$(69,019)	$159,964
Effect of dilutive securities:	—	—
Net income available to common shareholders — Diluted	$(69,019)	$159,964

Denominator:
Weighted average basic shares	83,739,672	81,386,680
Effect of dilutive securities	—	1,178,028
Weighted average dilutive shares	83,739,672	82,564,708

Net income (loss) per average share attributable to common stockholders — Basic	$(0.82)	$1.97
Net income (loss) per average share attributable to common stockholders — Diluted	$(0.82)	$1.94

For the quarter and six months ended June 30, 2026, the Company reported a net loss; therefore all potential common shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. There were no anti-dilutive shares during the quarter and six months ended June 30, 2025.

14. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the six months ended June 30, 2026 and 2025:

	June 30, 2026
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2025	$146,295	$146,295
OCI before reclassifications	(20,451)	(20,451)
Amounts reclassified from AOCI	3,140	3,140
Net current period OCI	(17,311)	(17,311)
Balance as of June 30, 2026	$128,984	$128,984

	June 30, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(7,014)	(7,014)
Amounts reclassified from AOCI	—	—
Net current period OCI	(7,014)	(7,014)
Balance as of June 30, 2025	$152,435	$152,435

The amounts reclassified from AOCI balance comprised of $3 million net unrealized losses on available-for-sale securities sold for the six months ended June 30, 2026. There were no amounts reclassified from AOCI during the six months ended June 30, 2025.

15. Equity Compensation, Employment Agreements and other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved the 2023 Plan. It authorized the issuance of up to 6,666,667 shares of our common stock for the grant of awards under the 2023 Plan. The 2023 Plan replaced our Prior Plan, and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2023 Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the 2023 Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the 2023 Plan.

As of June 30, 2026, approximately 3 million shares were available for future grants under the 2023 Plan.

Awards under the 2023 Plan may include stock options, stock appreciation rights, restricted stock, DERs and other share-based awards (including RSUs). Under the 2023 Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee adopted the 2025 Inducement Award Plan, pursuant to which the Company reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the 2025 Inducement Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The 2025 Inducement Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the 2025 Inducement Award Plan. The Company issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. Effective April 1, 2026, the Company amended the settlement provisions applicable to DERs issued under its 2025 Inducement Award Plan to permit settlement in cash, shares of the Company's common stock or a combination thereof, at the Company's discretion.

The Compensation Committee of the Board of Directors of the Company had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the 2023 Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the 2023 Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee of the Board of Directors of the Company irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At both June 30, 2026 and December 31, 2025, there are approximately 92 thousand shares for which payments have been deferred until separation or a date elected by the participant. At June 30, 2026 and December 31, 2025, there are approximately 310 thousand and 269 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarters and six months ended June 30, 2026 and 2025, the Company granted RSU awards under the 2023 Plan to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. Under the 2023 Plan, the service period for employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company granted 83 thousand and 522 thousand RSU awards during quarter and six months ended June 30, 2026 with a grant date fair value of $1 million and $7 million which include stock grants to Chimera employees and two HomeXpress employees who did not receive awards under the 2025 Inducement Award Plan for the 2026 performance year. The Company granted 58 thousand and 362 thousand RSU awards during the quarter and six months ended June 30, 2025 with a grant date fair value of $1 million and $5 million for the 2025 performance year, respectively.

In connection with the HomeXpress Acquisition, the Company issued restricted stock units under the 2025 Inducement Award Plan to certain employees of HomeXpress as a material inducement for such employees to continue their employment with

HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period.

Following the amendment of the settlement provisions applicable to awards made under the 2025 Inducement Award Plan effective April 1, 2026, the Company evaluated the amended terms under ASC 718 and concluded that the DERs are liability-classified awards. Accordingly, the Company reclassified the outstanding DERs from equity to liabilities on the modification date and will subsequently remeasure the liability at fair value each reporting period until settlement. The amendment did not affect the accounting for the underlying restricted stock units, which continue to be classified as equity awards. The Company recognized $58 thousand of stock compensation expense related to DERs issued during the quarter.

Grants of Performance Share Units (“PSUs”)

PSU awards made under the 2023 Plan are designed to align compensation with the Company’s future performance. The PSU awards granted during the six months ended June 30, 2026 include a three-year performance period ending on December 31, 2028. For the PSU awards granted during the six months ended June 30, 2026, the final number of shares awarded will be between 0% and 150% of the PSUs granted based on share price performance compared to a peer group. The PSU awards granted during the six months ended June 30, 2025, include a three-year performance period ending on December 31, 2027. For the PSU awards granted during the six months ended June 30, 2025, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group.

The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. For the six months ended June 30, 2026, the Company granted 415 thousand PSU awards to senior management with a grant date fair value of $5 million. For the six months ended June 30, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million.

The Company recognized stock-based compensation expense of $3 million and $8 million which includes stock grants to both Chimera and HomeXpress employees for the quarter and six months ended June 30, 2026. The Company recognized stock-based compensation expense of $2 million and $6 million for the quarter and six months ended June 30, 2025.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $24,500 if under the age of 50 years and an additional $8,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plan upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarter and six months ended June 30, 2026 was $1 million and $1 million, respectively. The 401(k) expense related to the Company’s qualified plan for the quarter and six months ended June 30, 2025 was $237 thousand and $476 thousand, respectively.

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

The Company recorded an income tax benefit of $301 thousand and $2 million for the quarter and six months ended June 30, 2026, respectively. The Company recorded income tax expense of $409 thousand and $2 million for the quarter and six months ended June 30, 2025, respectively.

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

The Company's secured financing transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our Consolidated Statements of Financial Condition as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(7,725,542)	$—	$(7,725,542)	$8,882,135	$7,756	$1,164,349
Interest rate swaps - Gross Assets	41,173	(1,535)	39,638	—	65,378	105,016
Interest rate swaps - Gross Liabilities	(1,535)	1,535	—	—	—	—
Futures (2) - Gross Assets	4,098	—	4,098	—	2,296	6,394
Futures (2) - Gross Liabilities	—	—	—	—	—	—
Swaptions - Gross Assets	—	—	—	—	—	—
Swaptions - Gross Liabilities	—	—	—	—	—	—
Interest rate cap - Gross Assets	71,353	(69,445)	1,908	—	(69,445)	(67,537)
Interest rate cap - Gross Liabilities	—	—	—	—	—	—
Interest Rate Lock - Gross Assets	4,055	—	4,055	—	—	4,055
Interest Rate Lock - Gross Liabilities	—	—	—	—	—	—
TBA derivatives - Gross Assets	—	—	—	—	—	—
TBA derivatives - Gross Liabilities	(52)	—	(52)	—		(52)
Total	$(7,606,450)	$(69,445)	$(7,675,895)	$8,882,135	$5,985	$1,212,225
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

At the Company’s election, it can request the mortgage servicing counterparty utilize leverage on the MSRs related to its Interests in MSR financing receivables. As of June 30, 2026, the Company’s mortgage servicing counterparty has a $100 million credit facility that is secured by certain MSRs, including MSRs to which the Company’s Interests in MSR financing receivables are referenced. As of June 30, 2026, the mortgage servicing counterparty had drawn $58.5 million of availability under its credit facility. As of June 30, 2026, the Company had the ability to utilize approximately 41.5% of its mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, the mortgage servicing counterparty can obtain advances of up to 65% of the fair value of the MSR collateral value pledged. Under the mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, the Company would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If the Company were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which the Company’s Interests in MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of the Company’s Interests in MSR financing receivables. Draws under the facility bear interest at term SOFR plus 3.00% with a floor of 5.50% and a maturity date of July 31, 2027 with a one-year borrower extension option.

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

The settlements, net, for the six months ended June 30, 2026, were primarily related to the repayment of premiums on early loan payoffs. Repurchase reserves are included within Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

The activity related to the Company’s loan repurchase reserves for previously sold loans for the six months ended June 30, 2026, and year ended December 31, 2025, is as follows:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$5,780	$—
Acquired during the period	—	3,427
Provision (benefit)	756	1,357
Pushdown accounting adjustment	—	1,263
Settlements, net	(628)	(266)
Balance, end of period	$5,908	$5,780

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

For the six months ended June 30, 2026, HomeXpress contributed approximately $8 million of net interest income, $44 million of other income related to the gain on origination and sale of loans, and $17 million of net income to the Company’s consolidated results of operations.

Measurement Period Considerations

The Company is within the measurement period for the HomeXpress Acquisition, which extends up to one year from the acquisition date. During the six months ended June 30, 2026, the Company did not record any measurement period adjustments related to the HomeXpress Acquisition. Accordingly, the preliminary allocation of the purchase price, including amounts recorded as goodwill and intangible assets, remains unchanged from that reported as of December 31, 2025.

Goodwill and intangible assets recognized in connection with the HomeXpress Acquisition are included in Other assets on the Company’s Consolidated Statements of Financial Condition. See Note 2 — Summary of the Significant Accounting Policies for additional information.

20. Segment Reporting

At June 30, 2026, the Company's reportable segments include (i) Investment Portfolio and (ii) Residential Origination.

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

The Company completed its acquisition of HomeXpress on October 1, 2025, which resulted in the establishment of the Residential Origination segment. As a result, no revenues or expenses are presented for the Residential Origination segment for the three and six months ended June 30, 2025. Accordingly, the segment results for the three and six months ended June 30, 2026 are not directly comparable to those of the prior year period.

Segment Results

The following tables present, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses that are regularly reviewed by the CODM. Segment results are prepared on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated amounts below:

	For the Quarter Ended June 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$206,910	$14,715	$221,625
Interest expense	140,205	10,911	151,116
Net interest income	66,705	3,804	70,509

Increase in provision for credit losses	7,192	—	7,192

Other income (losses):
Net unrealized gains (losses) on derivatives	15,398	—	15,398
Realized gains (losses) on derivatives	9,527	—	9,527
Periodic interest on derivatives, net	2,061	—	2,061
Net gains (losses) on derivatives	26,986	—	26,986
Investment management and advisory fees	6,540	—	6,540
Interest income from investment in MSR financing receivables, net	838	—	838
Net unrealized gains (losses) on financial instruments at fair value	(43,386)	—	(43,386)
Net realized gains (losses) on sales of investments	(9,623)	—	(9,623)
Gains (losses) on extinguishment of debt	(2,748)	—	(2,748)
Other investment gains (losses)	1,229	—	1,229
Gain on origination and sale of loans, net	(68)	22,278	22,210
Total other income (losses)	(20,232)	22,278	2,046

Other expenses:
Compensation and benefits	13,223	11,879	25,102
General and administrative expenses	9,027	2,452	11,479
Servicing and asset manager fees	4,431	—	4,431
Depreciation, amortization, and impairment of intangible assets	644	3,432	4,076
Transaction expenses	3,207	—	3,207
Total other expenses	30,532	17,763	48,295

Income (loss) before income taxes	8,749	8,319	17,068
Income tax (benefit) expense	47	(348)	(301)
Net income (loss)	8,702	8,667	17,369

Dividends on preferred stock	21,381	—	21,381

Net income (loss) available to common shareholders	$(12,679)	$8,667	$(4,012)

	For the Quarter Ended June 30, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$201,297	$—	$201,297
Interest expense	135,287	—	135,287
Net interest income	66,010	—	66,010

Increase in provision for credit losses	4,409	—	4,409

Other income (losses):
Net unrealized gains (losses) on derivatives	(2,554)	—	(2,554)
Realized gains (losses) on derivatives	(17,954)	—	(17,954)
Periodic interest on derivatives, net	5,067	—	5,067
Net gains (losses) on derivatives	(15,441)	—	(15,441)
Investment management and advisory fees	8,810	—	8,810
Interest income from investment in MSR financing receivables, net	—	—	—
Net unrealized gains (losses) on financial instruments at fair value	6,971	—	6,971
Net realized gains (losses) on sales of investments	(1,915)	—	(1,915)
Gains (losses) on extinguishment of debt	—	—	—
Other investment gains (losses)	2,953	—	2,953
Gain on origination and sale of loans, net	—	—	—
Total other income (losses)	1,378	—	1,378

Other expenses:
Compensation and benefits	11,660	—	11,660
General and administrative expenses	6,815	—	6,815
Servicing and asset manager fees	7,306	—	7,306
Depreciation, amortization, and impairment of intangible assets	949	—	949
Transaction expenses	390	—	390
Total other expenses	27,120	—	27,120

Income (loss) before income taxes	35,859	—	35,859
Income tax (benefit) expense	409	—	409
Net income (loss)	35,450	—	35,450

Dividends on preferred stock	21,426	—	21,426

Net income (loss) available to common shareholders	$14,024	$—	$14,024

	For the Six Months Ended
	June 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$412,255	$28,665	$440,920
Interest expense	274,372	21,036	295,408
Net interest income	137,883	7,629	145,512

Increase in provision for credit losses	10,016	—	10,016

Other income (losses):
Net unrealized gains (losses) on derivatives	33,548	—	33,548
Realized gains (losses) on derivatives	12,397	—	12,397
Periodic interest on derivatives, net	3,895	—	3,895
Net gains (losses) on derivatives	49,840	—	49,840
Investment management and advisory fees	13,704	—	13,704
Interest income from investment in MSR financing receivables, net	3,149	—	3,149
Net unrealized gains (losses) on financial instruments at fair value	(80,923)	—	(80,923)
Net realized gains (losses) on sales of investments	(50,051)	—	(50,051)
Gains (losses) on extinguishment of debt	(41,605)	—	(41,605)
Other investment gains (losses)	320	—	320
Gain on origination and sale of loans, net	(68)	43,663	43,595
Total other income (losses)	(105,634)	43,663	(61,971)

Other expenses:
Compensation and benefits	28,289	23,519	51,808
General and administrative expenses	19,062	4,578	23,640
Servicing and asset manager fees	9,953	—	9,953
Depreciation, amortization, and impairment of intangible assets	6,866	6,859	13,725
Transaction expenses	3,305	—	3,305
Total other expenses	67,475	34,956	102,431

Income (loss) before income taxes	(45,242)	16,336	(28,906)
Income tax (benefit) expense	(2,059)	(306)	(2,365)
Net income (loss)	(43,183)	16,642	(26,541)

Dividends on preferred stock	42,478	—	42,478

Net income (loss) available to common shareholders	$(85,661)	$16,642	$(69,019)

	For the Six Months Ended
	June 30, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$391,914	$—	$391,914
Interest expense	256,684	—	256,684
Net interest income	135,230	—	135,230

Increase in provision for credit losses	7,796	—	7,796

Other income (losses):
Net unrealized gains (losses) on derivatives	(9,024)	—	(9,024)
Realized gains (losses) on derivatives	(17,872)	—	(17,872)
Periodic interest on derivatives, net	9,202	—	9,202
Net gains (losses) on derivatives	(17,694)	—	(17,694)
Investment management and advisory fees	17,745	—	17,745
Interest income from investment in MSR financing receivables, net	—	—	—
Net unrealized gains (losses) on financial instruments at fair value	135,866	—	135,866
Net realized gains (losses) on sales of investments	(1,915)	—	(1,915)
Gains (losses) on extinguishment of debt	2,122	—	2,122
Other investment gains (losses)	2,536	—	2,536
Gain on origination and sale of loans, net	—	—	—
Total other income (losses)	138,660	—	138,660

Other expenses:
Compensation and benefits	24,745	—	24,745
General and administrative expenses	13,721	—	13,721
Servicing and asset manager fees	14,737	—	14,737
Depreciation, amortization, and impairment of intangible assets	1,902	—	1,902
Transaction expenses	6,077	—	6,077
Total other expenses	61,182	—	61,182

Income (loss) before income taxes	204,912	—	204,912
Income tax (benefit) expense	2,165	—	2,165
Net income (loss)	202,747	—	202,747

Dividends on preferred stock	42,783	—	42,783

Net income (loss) available to common shareholders	$159,964	$—	$159,964

Gain on origination and sale of loans, net

The following table presents the components of gain on origination and sale of loans, net by reportable segment, including the elimination of intersegment activity related to transfers of loans held for sale between the Company's Residential Origination and Investment Portfolio segments.

	For the Quarter Ended
	June 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Elimination	Total
Premium from loan sales	$—	$30,978	$(10,069)	$20,909
Mark to market changes on LHFS	6,050	937	—	6,987
Unrealized gains from hedging derivative instruments	4,144	(1,028)	—	3,116
Unrealized gains from IRLC	—	(103)	—	(103)
Periodic interest on derivatives, net	97	—	—	97
Realized gains from hedging instruments, net	—	2,364	—	2,364
Provision for loan repurchase reserves	—	(683)	—	(683)
Loan origination income, net	(10,069)	(2,918)	10,069	(2,918)
Direct loan origination costs, net	(290)	(7,269)	—	(7,559)
Gain on origination and sale of loans, net	$(68)	$22,278	$—	$22,210

	For the Six Months Ended
	June 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Elimination	Total
Premium from loan sales	$—	$66,225	$(10,069)	$56,156
Mark to market changes on LHFS	6,050	(7,348)	—	(1,298)
Unrealized gains from hedging derivative instruments	4,144	125	—	4,269
Unrealized gains from IRLC	—	200	—	200
Periodic interest on derivatives, net	97	—	—	97
Realized gains from hedging instruments, net	—	2,476	—	2,476
Benefit (provision) for loan repurchase reserves	—	(756)	—	(756)
Loan origination income, net	(10,069)	(4,125)	10,069	(4,125)
Direct loan origination costs, net	(290)	(13,135)	—	(13,424)
Gain on origination and sale of loans, net	$(68)	$43,662	$—	$43,595

Segment Assets

The CODM reviews total assets by segment in evaluating performance and allocating resources. Segment assets are presented on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated total assets below.

	As of
	June 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$14,971,433	$1,073,614	$16,045,048
Total stockholders’ equity	$2,118,667	$296,959	$2,415,626

	As of
	December 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$14,676,908	$1,131,634	$15,808,542
Total stockholders’ equity	$2,292,377	$280,317	$2,572,694

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about, among other things, possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words “goal,” “target,” “assume,” ‘‘believe,’’ ‘‘expect,’’ ‘‘anticipate,’’ ‘‘estimate,’’ “project,” “budget,” “forecast,” “predict,” “potential,” ‘‘plan,’’ ‘‘continue,’’ ‘‘intend,’’ ‘‘should,’’ ‘‘may,’’ “could,” “would,’’ “will’’ or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

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

Executive Summary

We are a diversified, internally managed REIT, that serves the U.S. residential real estate market. Through our Investment Portfolio and Residential Origination segments, we acquire, manage, finance and originate residential mortgage and real estate-related assets, with the objective of delivering attractive risk-adjusted returns to shareholders.

In 2025, we reevaluated the composition of our reportable segments based on changes in the significance of certain business activities, including the acquisition of HomeXpress Mortgage Corp. (“HomeXpress”) in October 2025 (the “HomeXpress Acquisition”), and the manner in which our management reviews operating results and allocates resources. As a result of this reevaluation, we now have two reportable segments: (i) Investment Portfolio, and (ii) Residential Origination. The Investment Portfolio segment consists of our investments and third-party advisory services activities. The Residential Origination segment consists of the stand-alone residential mortgage origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans) and other Non-Agency and Agency mortgage loan products.

Investment Portfolio Segment

As of June 30, 2026, based on the fair value of our interest-earning assets, approximately 55.6% of our investment portfolio was allocated to residential mortgage loans held for investment, 36.9% to Agency MBS, 5.1% to Non-Agency RMBS, 2.2% to LHFS, and less than 1% to interests in MSR financing receivables.

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

Residential Origination Segment

HomeXpress is a specialty mortgage lender focused primarily on providing first lien, consumer Non-QM loans, and Investor Loans solutions to the residential housing market on a national scale through mortgage brokers and bankers. As of June 30, 2026, HomeXpress had approximately 6,300 approved wholesale brokers and non-delegated correspondent bankers. Non-QM loans are designed for borrowers who do not meet traditional qualified mortgage standards and typically carry higher interest rates and offer more flexible solutions. Investor Loans are secured by first liens on non-owner occupied 1–8 unit investment rental properties. HomeXpress is a leading originator of these residential mortgage loans and does so substantially on a wholesale basis through independent mortgage brokers and bankers. In the second quarter of 2026, HomeXpress sold 69% of all of the loans it originated on a servicing-released basis to third-party institutional investors, and the remaining 31% of the loans were purchased by the Investment Portfolio segment under our strategy of sponsoring securitizations of Non-QM loans using HomeXpress collateral. HomeXpress uses warehouse financing to fund loans from origination through sale. While the residential real estate market and associated mortgage loan origination volumes are heavily influenced by economic factors such as interest rates, housing prices and employment conditions, additional loan origination growth for HomeXpress is expected to be realized from further development of its existing wholesale origination network, as well as the growth of its recently implemented non-delegated correspondent channel. Additional growth is also expected from the expansion of its FHA, VA and conventional Agency-conforming channel and the implementation of delegated correspondent lending platform. As of June 30, 2026, LHFS by HomeXpress constituted approximately 5.4% of our interest-earning assets based on fair value.

Market Conditions and our Strategy

Interest Rates, Inflation, Labor Markets, and Economic Activity

Financial markets during the second quarter of 2026 were shaped primarily by evolving expectations for Federal Reserve monetary policy amid persistent inflation, resilient labor market conditions and continued geopolitical developments. Although tensions in the Middle East remained elevated early in the quarter, energy markets stabilized following a temporary ceasefire and easing concerns over disruptions to global oil supplies. While lower oil prices moderated inflation concerns, inflation remained above the Federal Reserve’s long-term target, contributing to continued uncertainty regarding the path of monetary policy.

At its June meeting, the Federal Reserve maintained its target range for the federal funds rate at 3.50% to 3.75%. Although no change in policy rates was announced, updated economic projections reflected persistent inflation concerns and a more restrictive policy outlook than investors had anticipated entering the quarter. As a result, investor expectations shifted from near-term interest rate cuts toward the possibility of a rate increase later in the year.

Treasury yields increased across the curve during the quarter, led by shorter-term maturities as markets repriced expectations for future monetary policy. The yield on the two-year U.S. Treasury increased by 38 basis points to 4.17%, while the ten-year U.S. Treasury yield increased by 15 basis points to 4.47%. The yield curve flattened meaningfully during the quarter, with the spread between the two-year and ten-year Treasury yields narrowing from 52 basis points to 29 basis points.

Mortgage and Credit Markets

Mortgage and credit markets remained constructive throughout the second quarter despite higher benchmark interest rates. Primary mortgage rates increased only modestly as tighter mortgage spreads modestly offset a portion of the increase in Treasury yields. The average 30-year fixed mortgage rate increased from 6.38% to 6.49% during the quarter, while mortgage rate spreads relative to the 10-year Treasury yield tightened from the elevated levels experienced earlier in the year.

Agency mortgage-backed securities outperformed comparable-duration U.S. Treasuries during the quarter. Current coupon Agency MBS spreads tightened 18 basis points against a blend of treasuries and 21 basis points against a similar blend of swaps, while option-adjusted spreads also narrowed. Continued purchases by Fannie Mae and Freddie Mac, together with strong institutional demand, provided favorable technical support.

Residential mortgage credit markets also performed well during the quarter. Non-QM securitization issuance remained robust with the first half pace running well ahead of 2025 issuance volumes by a significant margin. Despite elevated new issuance, spreads tightened across most non-agency residential mortgage sectors, reflecting strong investor appetite and favorable market technicals. AAA Non-QM spreads tightened approximately 10 basis points during the quarter, although higher benchmark interest rates resulted in increased yields on new issue securities which were reflected in whole loan pricing. Investor participation continued to broaden across the residential mortgage credit market, while lower-rated residential credit generally outperformed as investors sought incremental yield amid a constructive credit environment.

Housing Fundamentals

Housing market fundamentals remained generally supportive even with mortgage rates near multi-year highs. Home prices were broadly stable to modestly higher, with several national indices reporting improving year-over-year growth during the quarter.

Housing market conditions continued to vary by region. Price appreciation was strongest across many Northeastern and Midwestern markets, where housing inventory remained constrained relative to historical norms, and more subdued across portions of the South, Sun Belt and Mountain West where supply recovered more rapidly. Although housing supply improved nationally during the quarter, limited inventory supported home prices in some regional markets, while increased supply moderated price appreciation in others.

Existing home sales and purchase mortgage activity remained relatively stable despite elevated mortgage rates and resilient labor market conditions. Mortgage credit performance was also resilient during the quarter. Overall mortgage delinquencies increased modestly, although industry data suggested much of the increase reflected seasonal and calendar-related factors rather than broad-based deterioration in borrower performance. Credit performance was strongest among conventional Agency mortgage loans, while stress was concentrated within certain government-insured mortgage programs. Seasonally adjusted prepayment activity also remained subdued as higher mortgage rates continued to limit refinancing activity.

Second Quarter 2026 Business Highlights - Investment Portfolio Segment

Investment Activity

Asset Purchases

Agency RMBS. During the second quarter, we settled approximately $967 million of Agency RMBS, deploying capital raised from legacy loan sales (from the first quarter) while simultaneously increasing our allocation to liquid securities. Of the $967 million securities that settled in the second quarter, $601 million were originally traded in the first quarter. These investments enable us to deploy capital in a relatively expedient manner upon raising funds through capital market transactions, asset divestitures, portfolio run-off, or other means and maintain liquidity for future investments or other strategic objectives, including business acquisitions.

Agency DUS Bonds. During the second quarter, the Investment Portfolio segment purchased $17 million of Agency CMBS DUS bonds, deploying approximately $800 thousand of capital to acquire these investments. On a levered basis, and after incorporating the cost of interest rate hedging, these bonds are expected to generate attractive returns in the low- to mid-teens.

Agency CMBS Project loans. During the quarter, following the funding of the underlying $33 million loan, one of the GNMA construction loan certificate bonds converted into a fully funded Agency CMBS public limited company bond. As discussed in the Asset Sales section below, this bond was subsequently sold during the quarter, resulting in no remaining exposure as of the end of the second quarter.

Asset Sales

Agency securities. In the second quarter, we sold $575 million of notional in a combination of Agency CMBS, Agency CMBS IOs, Agency CMOs and Agency home equity conversion mortgage (“HECM”) IOs. Net liquidity raised, after payment of principal on a secured financing facility that held these securities as collateral, was $19 million. The capital raised via these sales was re-deployed into higher-yielding Agency Pass-through securities.

Securitization Activity

During the second quarter we sponsored two securitizations of residential mortgage loans with an aggregate principal balance of $487 million. The mortgage loans for both securitizations were sourced from the redemption of prior Chimera-sponsored securitization CIM 2025-NR1 ($205 million UPB) and also included unsold loans retained from the first quarter redemption of eight securitization deals ($282 million UPB).

Net proceeds received from the transactions were in excess of $13 million which was subsequently invested in Agency securities.

We sponsored CIM 2026-R1, a $289 million securitization of residential mortgage loans. The loans had a weighted average coupon of 5.50%, with weighted average FICO scores of 639, and LTV ratio of 45.38%. Securities issued by CIM 2026-R1, with an aggregate balance of approximately $245 million, were sold in a private placement to institutional investors. These senior securities represented approximately 85% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $43 million and certain IOs. We also retained an option to call the securitized mortgage loans on the earlier of (i) May 25, 2028, or (ii) when the aggregate principal amount of the offered notes is less than, or equal to, 10% of the aggregate principal amount of the offered notes as of May 26, 2026. The weighted average cost of debt on securities sold was 4.75%. PAS acts as asset manager for the securitization.

We also sponsored CIM 2026-NR1, a $198 million securitization of residential mortgage loans. The loans had a weighted average coupon of 5.44%, with weighted average FICO scores of 600, and LTV ratio of 56.85%. Securities issued by CIM 2026-NR1, with an aggregate balance of approximately $143 million, were sold in a private placement to institutional investors. These senior securities represented approximately 72.50% of the capital structure. We retained subordinate interests in securities with an aggregate balance of approximately $54 million. We also retained an option to call the securitized mortgage loans, at the direction of the majority class B1 certificate holder, on any payment date after May 26, 2027. The weighted average cost of debt on securities sold was 5.00%. PAS acts as asset manager for the securitization.

During the first quarter, the Investment Portfolio segment committed to purchase $187 million of newly originated Non-QM loans and Investor Loans from our subsidiary, HomeXpress. The Investment Portfolio segment further committed to purchase an additional $131 million of loans during the second quarter. An aggregate of $301 million of loans acquired from HomeXpress, settled during the second quarter of 2026.

We intend to establish a securitization program for Non-QM loans and Investor Loans, providing an additional source of liquidity and capital for HomeXpress originations. We expect to continue acquiring loans and plan to launch the program once a sufficient balance has been aggregated, subject to market conditions. The inaugural securitization is currently expected to close in the third or fourth quarter of 2026.

In addition, we entered into $305 million of notional interest rate swaps during the quarter to help mitigate exposure to interest rate volatility on these loans.

Secured Financing Activity

During the second quarter of 2026, our overall secured financing costs declined by 10 basis points. Secured financing agreements (recourse liabilities) increased by a net $738 million, primarily reflecting the use of leverage to support our Agency RMBS investments. Agency RMBS financing increased toward quarter-end, while Agency CMO’s, Agency CMBS (including

IOs), Non-Agency RMBS and Loan financing declined due to redemption of certain securitized bonds, paydowns and asset sales.

As previously noted, the $282 million portfolio of RPL loans acquired through the first-quarter securitization unwind, which had been financed through a loan warehouse facility, was repaid during the quarter, as the loans were sold into the two new securitizations completed this quarter.

At quarter end, total recourse financing exposure for the investment portfolio was $7.0 billion, with $5.0 billion attributable to Agency RMBS and $1.9 billion attributable to residential credit investments. We continue to evaluate opportunities to finance retained securities from securitizations using longer-term, limited recourse or, where appropriate, non-mark-to-market financing structures. Currently, $1.2 billion, or 17%, of our residential credit-related recourse financings is in these types of facilities.

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

During the second quarter, we purchased a SOFR-based interest rate cap with a 3.00% strike rate, a $500 million notional amount, and a June 2028 maturity for a total premium of $10 million. During the same period, we also exited a $500 million interest rate cap with a 3.95% strike rate that was scheduled to mature in February 2027.

As of June 30, 2026, we maintained open interest rate hedge positions attributable to the residential credit portfolio that included: (i) a $500 million interest rate cap with a strike rate of 3.00% maturing in June 2028, (ii) a $500 million interest rate cap with a strike rate of 3.00% maturing in January 2028, (iii) a $600 million interest rate cap with a strike rate of 3.30% maturing in March 2028, and (iv) $50 million 4.05% par rate equivalent pay-fixed two-year Eris swap futures maturing in March 2027.

Agency RMBS Portfolio. During the quarter, we purchased SOFR-based interest rate caps with a 3.00% strike rate, representing a total notional amount of $1.8 billion, for an aggregate premium of $43 million. We also entered into interest rate swap contracts with an aggregate notional amount of $781 million, with maturities ranging from 2 to 30 years and fixed pay rates ranging from 3.85% to 4.28%.

During the quarter, we terminated interest rate swap contracts with an aggregate notional amount of $1.5 billion, realizing gains of $11.6 million and receiving $3.6 million of net interest payments.

As of June 30, 2026, we maintained the following open interest rate hedge positions related to the Agency RMBS portfolio: (i) interest rate caps with an aggregate notional amount of $1.8 billion and a weighted average strike rate of 3.00%; (ii) interest rate swaps with an aggregate notional amount of $2.8 billion, a weighted average fixed pay rate of 3.76%, and remaining maturities ranging from less than one year to 30 years; and (iii) $60 million of 3.87% par rate equivalent pay-fixed 10-year Eris swap futures maturing in June 2035 and $230 million of 3.60% par rate equivalent pay-fixed 5-year Eris swap futures maturing in June 2030.

Mortgage TBA Derivatives. During the quarter, we closed out short TBA mortgage securities positions with an aggregate notional amount of $966 million, recognizing realized gains of $1.4 million across various counterparties. We also recognized $1 million of TBA dollar roll (“drop”) expense during the quarter. As of June 30, 2026, we had no open short TBA mortgage securities positions.

Investment and third-party asset management and advisory fees

Through the Palisades acquisition in December 2024 (the “Palisades Acquisition”), we started earning investment management and advisory fees. In addition, PAS was hired to provide asset management services for five securitizations issued by Chimera, four of which remain active. We also continue to provide services to unaffiliated investors and private credit funds. Palisades’ fee-based income (both transaction and advisory fees) contributed $7 million in revenue during the second quarter of 2026. Fee income declined during the second quarter primarily due to a 29% decline in transaction management volume from a higher-fee-paying client, which was only partially offset by replacement activity from other clients at lower fee rates. As a result, total fee income declined by approximately $1 million compared with the prior quarter.

Second Quarter 2026 Business Highlights - Residential Origination Segment

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

During the second quarter of 2026, HomeXpress originated residential mortgage loans as detailed by the product and channel breakdown below. The weighted average interest rate, FICO score and LTV on all these loans were 7.036%, 740 and 72.7%, respectively.

The UPB of mortgage loans originated across channels are as follows:

	As of
	June 30, 2026
	(dollars in thousands)
	Wholesale			Non Del Correspondent			Total
	Units	UPB	% of UPB	Units	UPB	% of UPB	Units	UPB	% of UPB
Consumer Non-QM	576	$426,223	39.0%	120	$86,334	7.9%	696	$512,557	46.9%
Investor Loans	1,407	$470,011	42.9%	164	$54,410	5.0%	1,571	$524,421	47.9%
FHA, VA, Conventional and Jumbo	136	$57,000	5.2%	—	$—	—%	136	$57,000	5.2%
Total	2,119	$953,234	87.1%	284	$140,744	12.9%	2,403	$1,093,978	100.0%

HomeXpress funded $1.1 billion of volume during the quarter ended June 30, 2026 as compared to $884 million during the first quarter, an increase of 23.8% quarter over quarter.

Secured Financing Activity

HomeXpress maintained a sufficient overall liquidity position during the second quarter of 2026 with its cash balances and seven warehouse lines of credit. HomeXpress had total available capacity of $1.5 billion in warehouse lines as of June 30, 2026, which are all priced based on the 30-day SOFR plus a weighted pricing spread of approximately 192 basis points. As of June 30, 2026, HomeXpress held $802 million on UPB on the balance sheet that was financed with $727 million of advances from the warehouse lines of credit, with an average advance rate of 91%.

Fair Value

Prior to funding a loan, HomeXpress typically enters into an IRLC with the prospective borrower. These IRLCs are accounted for as derivatives and are valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the anticipated loan funding probability (Pull-through Rate). As of June 30, 2026, the fair value of HomeXpress’ IRLCs was a $4 million asset. Upon funding of a locked loan, the IRLC is derecognized and the loan is recorded as LHFS at fair value, with origination fees recognized and direct loan origination costs expensed as incurred. As of June 30, 2026, the total estimated fair value of HomeXpress’ LHFS in excess of principal balance was $17 million. The table below shows the effect on fair value of the IRLC based on a change in the Pull-through Rate:

Effect on fair value of a change in Pull-through Rate
Change in input (1)	Effect on fair value
(in thousands)
(20)%	$(1,060)
(10)%	$(516)
(5)%	$(254)
5%	$240
10%	$446
20%	$838
(1) Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s Pull-through Rate to 100%.

Hedging Activity

HomeXpress operates a daily hedging program that utilizes financial instruments (shorting two-year and five-year U.S. Treasury futures) and FNMA and GNMA TBAs to protect its operational results from interest rate risk from the Non-Agency and Agency production, respectively. The program covers loans from the day the IRLC is issued through the day a loan is committed for sale to an investor. As of June 30, 2026, HomeXpress had hedging instruments with a notional amount of $232 million for U.S. Treasury futures, $18 million for TBAs and $295 million for IRLC.

Operational Results

For the second quarter of 2026, HomeXpress reported net income of $9 million. This was derived from gain on origination and sale of loans, net of approximately $22 million, net interest income of $4 million, total operating expenses of approximately $14 million, and amortization of intangibles and depreciation expense of approximately $3 million. Net income, excluding amortization of intangibles and depreciation and income tax expense was $12 million in the first quarter, which represents 107 basis points of HomeXpress’ loan origination volume for the quarter.

Operating expenses

Investment Portfolio Segment

Compensation and benefits expenses decreased by $2 million, to $13 million in the second quarter of 2026 from $15 million in the first quarter of 2026. The decrease was primarily attributable to a one-time acceleration of stock-based compensation expense recognized in the first quarter related to retirement-eligible employees.

General and administrative expenses decreased by $1 million, to $9 million in the second quarter of 2026 from $10 million in the prior quarter, primarily reflecting normal quarter-to-quarter timing of operating expenditures.

Servicing expenses decreased by $1 million, to $4 million in the second quarter of 2026 from $5 million in the first quarter, primarily due to lower loan balances and loan counts resulting from our portfolio reallocation strategy.

Transaction expenses increased to $3 million in the second quarter of 2026 from $98 thousand in the first quarter of 2026. The increase was primarily driven by higher securitization activity during the second quarter.

Residential Origination Segment

Compensation and benefits expenses for the Residential Origination segment remained relatively unchanged at $12 million for both the first and second quarters of 2026. Compensation and benefits primarily consist of salaries, incentive compensation, employee benefits, and other personnel-related costs. As of June 30, 2026, the Residential Origination segment had 358 employees compared to 351 as of March 31, 2026.

General and administrative expenses for the Residential Origination segment also remained relatively unchanged at $2 million for both the second and first quarters of 2026. General and administrative expenses include occupancy, technology and platform costs, professional fees, and other corporate overhead allocated to the segment. These expenses are generally fixed in nature but may fluctuate based on operating scale, continued investments in the origination platform, and integration activities related to the HomeXpress Acquisition.

Earnings and Book Value

During the first half of 2026, we continued to execute our strategy of diversifying our portfolio while maintaining flexibility to capitalize on evolving market opportunities. In connection with these activities, we selectively evaluated and completed asset dispositions of investments that we believe were fully valued, did not meet our risk-adjusted return thresholds, or were no longer aligned with our long-term portfolio objectives. These sales consisted primarily of underlying loans from sponsored securitizations, with proceeds redeployed into higher-yielding investments to enhance earnings power, dividend capacity, and return on equity.

During the quarter, spreads on mortgage loans and related securitized assets held on the balance sheet tightened modestly compared to the prior quarter. The yield on the two-year U.S. Treasury increased 38 basis points to 4.17%, while the ten-year U.S. Treasury yield increased 15 basis points to 4.47%. The movement in rates caused our Investment Portfolio segment’s mark-to-market on loan balances to decline by $59 million and our securitized debt to increase by $15 million quarter over quarter.

Agency mortgage spreads also tightened by approximately 18 basis points against a blend of treasury yields during the quarter. After accounting for interest rate and TBA hedges, the market value of the Agency MBS portfolio increased by approximately $24 million.

These factors contributed to a decline in book value per share of approximately 3.2%, to $17.75 as of June 30, 2026, compared to $18.34 in the prior quarter.

We declared common stock dividends of $0.45 per share for the second quarter of 2026. Economic return on book value, defined as the change in book value plus dividends, was (0.76)% for the second quarter, while Earnings Available for Distribution (“EAD”) return on average common equity was 10.35%. EAD is a non-GAAP measure. Please see “Earnings Available for Distribution” below for a reconciliation of EAD to its most directly comparable GAAP measure.

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

Consolidated Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended June 30, 2026 and March 31, 2026, and the six months ended June 30, 2026 and June 30, 2025.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Six Months Ended
	June 30, 2026	March 31, 2026	QoQ Change	June 30, 2026	June 30, 2025	YoY Change
Net Interest Income:
Interest income (1)	$221,625	$219,295	$2,330	$440,920	$391,914	$49,006
Interest expense (2)	151,116	144,293	6,823	295,408	256,684	38,724
Net interest income	70,509	75,002	(4,493)	145,512	135,230	10,282

Increase in provision for credit losses	7,192	2,824	4,368	10,016	7,796	2,220

Other income (losses):
Net unrealized gains (losses) on derivatives	15,398	18,150	(2,752)	33,548	(9,024)	42,572
Realized gains (losses) on derivatives	9,527	2,870	6,657	12,397	(17,872)	30,269
Periodic interest on derivatives, net	2,061	1,834	227	3,895	9,202	(5,307)
Net gains (losses) on derivatives	26,986	22,854	4,132	49,840	(17,694)	67,534
Investment management and advisory fees	6,540	7,165	(625)	13,704	17,745	(4,041)
Interest income from investment in MSR financing receivables, net (3)	838	2,311	(1,473)	3,149	—	3,149
Net unrealized gains (losses) on financial instruments at fair value	(43,386)	(37,536)	(5,850)	(80,923)	135,866	(216,789)
Net realized gains (losses) on sales of investments	(9,623)	(40,428)	30,805	(50,051)	(1,915)	(48,136)
Gains (losses) on extinguishment of debt	(2,748)	(38,858)	36,110	(41,605)	2,122	(43,727)
Other investment gains (losses)	1,229	(910)	2,139	320	2,536	(2,216)
Gain on origination and sale of loans, net	22,210	21,385	825	43,595	—	43,595
Total other income (losses)	2,046	(64,017)	66,063	(61,971)	138,660	(200,631)

Other expenses:
Compensation and benefits (4)	25,102	26,706	(1,604)	51,808	24,745	27,063
General and administrative expenses	11,479	12,161	(682)	23,640	13,721	9,919
Servicing and asset manager fees	4,431	5,522	(1,091)	9,953	14,737	(4,784)
Depreciation, amortization, and impairment of intangible assets	4,076	9,648	(5,572)	13,725	1,902	11,823
Transaction expenses	3,207	98	3,109	3,305	6,077	(2,772)
Total other expenses	48,295	54,136	(5,841)	102,431	61,182	41,249
Income (loss) before income taxes	17,068	(45,974)	63,042	(28,906)	204,912	(233,818)
Income tax (benefit) expense	(301)	(2,064)	1,763	(2,365)	2,165	(4,530)
Net income (loss)	$17,369	$(43,910)	$61,279	$(26,541)	$202,747	$(229,288)

Dividends on preferred stock	21,381	21,097	284	42,478	42,783	(305)

Net income (loss) available to common shareholders	$(4,012)	$(65,007)	$60,995	$(69,019)	$159,964	$(228,983)

Net income (loss) per share available to common shareholders:
Basic	$(0.05)	$(0.78)	$0.73	$(0.82)	$1.97	$(2.79)
Diluted	$(0.05)	$(0.78)	$0.73	$(0.82)	$1.94	$(2.76)

Weighted average number of common shares outstanding:
Basic	83,813,331	83,661,145	152,186	83,739,672	81,386,680	2,352,992
Diluted	83,813,331	83,661,145	152,186	83,739,672	82,564,708	1,174,964

Dividends declared per share of common stock	$0.45	$0.45	$—	$0.90	$0.74	$0.16
(1) Includes interest income of consolidated VIEs of $106,189 and $129,069 for the quarters ended June 30, 2026 and March 31, 2026, respectively, and $235,258 and $286,220 for the six months ended June 30, 2026 and 2025, respectively.
(2) Includes interest expense of consolidated VIEs of $54,598 and $63,879 for the quarters ended June 30, 2026 and March 31, 2026, respectively, and $118,478 and $142,690 for the six months ended June 30, 2026 and 2025, respectively.

(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $454 and $1,395 for the quarters ended June 30, 2026 and March 31, 2026, respectively, and $1,850 for the six months ended June 30, 2026. We did not hold any investments in MSR financing receivables for the six months ended June 30, 2025.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $341 and $341 for the quarters ended June 30, 2026 and March 31, 2026, respectively, and $682 and $682 for the six months ended June 30, 2026 and 2025, respectively.

Comparability of Results

Our results for the quarter and six months ended June 30, 2026 reflect the continued integration and full-period impact of our Residential Origination segment, which was acquired during the fourth quarter of 2025, and as such, prior periods may not be directly comparable.

Results of Operations for the Quarters Ended June 30, 2026 and March 31, 2026, and for the Six Months Ended June 30, 2026 and June 30, 2025.

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

Quarter Ended June 30, 2026 compared to the Quarter Ended March 31, 2026

For the quarter ended June 30, 2026, our net loss available to common shareholders was $4 million, or $(0.05) per average basic common share, compared to a net loss of $65 million, or $(0.78) per average basic common share for the quarter ended March 31, 2026. The decrease of $61 million in net loss available to common shareholders for the quarter ended June 30, 2026, as compared to the quarter ended March 31, 2026, was primarily driven by a decrease in losses on extinguishment of debt of $36 million, a decrease in net realized losses on sales of investment of $31 million, and an increase in interest income of $2 million, offset by an increase in interest expense of $7 million and an increase in net unrealized losses on financial instruments at fair value of $6 million. These changes were driven by favorable mark-to-market impacts resulting from tighter credit spreads on mortgage loans, securitized assets and Agency MBS, partially offset by the effects of changes in interest rates. Our total other expenses decreased by $6 million for the quarter primarily due to an impairment of certain asset management contracts that was recognized in the prior quarter.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

For the six months ended June 30, 2026, our net loss available to common shareholders was $69 million, or $(0.82) per average basic common share, compared to a net income of $160 million, or $1.97 per average basic common share for the six months ended June 30, 2025. The decrease of $229 million in net income available to common shareholders for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily driven by a decrease in net unrealized gains on financial instruments at fair value of $217 million, an increase in losses on extinguishment of debt of $44 million, an increase in net realized losses on sales of investments of $48 million, and an increase to compensation and benefits of $27 million due to the inclusion of staffing costs and rising headcounts from the HomeXpress Acquisition. The decrease in net income available to common shareholders was partially offset by an increase in net gains on derivatives of $68 million, an increase in net interest income of $10 million, a decrease in servicing and asset manager fees of $5 million, and the addition of gain on origination and sale of loans, net, of $44 million attributable to HomeXpress operations which were not a part of our results of operations for the six months ended June 30, 2025.

Interest Income

Quarter Ended June 30, 2026 compared to the Quarter Ended March 31, 2026

Our interest income revenues are driven primarily by our Investment Portfolio segment. Interest income increased slightly by $2 million, or 1.1%, to $222 million for the quarter ended June 30, 2026 as compared to $219 million for the quarter ended March 31, 2026. This slight increase in our interest income during the quarter ended June 30, 2026 was due to a slight increase in our average interest-earning asset balances of $174 million as compared to the quarter ended March 31, 2026. The increase in interest income is also due to a higher average balance of LHFS in our Residential Origination segment during the quarter. In addition, as a result of our portfolio reallocation, interest income on loans decreased by approximately $24 million, which was fully offset by a corresponding $24 million increase in interest income from Agency RMBS.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Interest income increased by $49 million, or 12.5%, to $441 million for the six months ended June 30, 2026 as compared to $392 million for the six months ended June 30, 2025. This increase was primarily driven by the reallocation of our portfolio from loans held for investment to Agency Pass-throughs. The increase in our Agency RMBS portfolio average balance increased by $2.9 billion, resulting in an increase in interest income of $85 million. This was offset by decreases in our Loans held for investment and Non-Agency portfolios average balance of $2.2 billion and $285 million, respectively, due to asset sales and paydowns during the period, resulting in a decrease in interest income of $59 million and $9 million, respectively, as compared to the six months ended June 30, 2025.

We also recognized interest income of $29 million from LHFS related to our Residential Origination segment in the current period which was not part of our operations during the prior year.

Interest Expense

Quarter Ended June 30, 2026 compared to the Quarter Ended March 31, 2026

Interest expense increased by $7 million, or 4.7%, to $151 million for the quarter ended June 30, 2026, as compared to $144 million for the quarter ended March 31, 2026. The increase was driven by an increase in our borrowings under secured financing agreements collateralized by an Agency RMBS balance of $1.0 billion to finance purchases during the quarter, resulting in an increase in interest expense on secured financing agreements collateralized by Agency RMBS of approximately $17 million. The increase in interest expense was partially offset by a reduction in our average securitized debt balance of $880 million, as we called one securitization which resulted in a decrease of $10 million in interest expense on Securitized debt, collateralized by loans during the quarter ended June 30, 2026, as compared to the quarter ended March 31, 2026. The interest expense on secured financing agreements collateralized by Loans held for investments decreased by $2 million due to lower average loan balances resulting from our assets sales in the second quarter of 2026.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Interest expense increased by $39 million, or 15.1%, to $295 million for the six months ended June 30, 2026, as compared to $257 million for the six months ended June 30, 2025. This increase was primarily driven by an increase in our borrowings under secured financing agreements collateralized by an Agency RMBS balance of $2.9 billion to finance the Agency RMBS purchases during the period. During the six months ended June 30, 2026, the interest expense on secured financing agreements collateralized by Agency RMBS increased by $60 million due to higher balances. The increase was also driven by the additional interest expense of $21 million on warehouse financing used by HomeXpress to fund our loans from origination through sale. These increases were partially offset by a decrease in our average securitized debt balance of $1.3 billion, as we called eight securitizations, resulting in a decrease of $25 million in interest expense on securitized debt during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, and lower average loan balances of $421 million, resulting in a decrease of $10 million in interest expense on secured financing agreements collateralized by Loans held for investments year over year.

Economic Net Interest Income - Investment Portfolio Segment

Economic net interest income of our Investment Portfolio segment is a non-GAAP financial measure that equals GAAP net interest income adjusted for net periodic interest on derivatives, interest income from our Residential Origination segment and interest income from investment in MSR financing receivables, and excludes interest earned on cash and interest expense from our Residential Origination segment. For the purpose of computing economic net interest income and ratios relating to cost of funds measures throughout this section, interest expense includes net payments on our derivatives, which is presented as a part of Net gains (losses) on derivatives in our Consolidated Statements of Operations. Interest rate swaps, interest rate caps and swap futures are used to manage the increase in interest paid on secured financing agreements in a rising rate environment. Presenting the net contractual interest payments on interest rate derivatives with the interest paid on interest-bearing liabilities reflects our total contractual interest payments. We believe this presentation is useful to investors because it depicts the economic value of our investment strategy by showing all components of interest expense and net interest income of our investment portfolio. However, Economic net interest income should not be viewed in isolation and is not a substitute for net interest income computed in accordance with GAAP. Where indicated, interest expense, adjusting for any interest earned on cash, is referred to as Economic interest expense. Where indicated, net interest income reflecting net periodic interest on derivatives and any interest earned on cash, is referred to as Economic net interest income.

The following table reconciles the Economic net interest income to GAAP net interest income and Economic interest expense to GAAP interest expense for the periods presented.

	GAAP Interest Income	Interest Income on Mortgage Loan Origination	Other (1)	Economic Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net & Interest Expense on Mortgage Loan Origination	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Net Interest Income on Mortgage Loan Origination	Economic Net Interest Income
For the Quarter Ended June 30, 2026	$221,625	$(14,420)	$(2,772)	$204,433	$151,116	$(12,972)	$138,144	$70,509	$2,061	$(2,772)	$(3,509)	$66,289
For the Quarter Ended March 31, 2026	$219,295	$(13,706)	$(472)	$205,117	$144,293	$(11,958)	$132,335	$75,002	$1,834	$(472)	$(3,582)	$72,782
For the Quarter Ended December 31, 2025	$220,328	$(12,355)	$(3,540)	$204,433	$154,150	$(15,101)	$139,049	$66,178	$5,422	$(3,540)	$(2,676)	$65,384
For the Quarter Ended September 30, 2025	$209,100	$—	$(2,204)	$206,896	$144,089	$(5,751)	$138,338	$65,011	$5,751	$(2,204)	$—	$68,558
For the Quarter Ended June 30, 2025	$201,297	$—	$(2,002)	$199,295	$135,287	$(5,067)	$130,220	$66,010	$5,067	$(2,002)	$—	$69,075
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

	For the Quarters Ended
	June 30, 2026			March 31, 2026
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$5,005,152	$68,137	5.3%	$3,658,521	$43,775	5.2%
Agency CMBS (6)	38,544	899	9.3%	40,251	415	4.1%
Non-Agency RMBS (3)	677,333	23,230	13.7%	699,370	24,225	13.8%
Loans held for investment	8,102,064	110,291	5.4%	9,308,041	134,391	5.8%
Loans held for sale (3)	56,982	1,038	7.3%	N/A	N/A	N/A
MSR (5)	38,221	838	8.8%	38,221	2,311	3.2%
Total	$13,918,296	$204,433	5.9%	$13,744,404	$205,117	6.0%

Liabilities and stockholders’ equity:
Interest-bearing liabilities (2)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$4,843,317	$47,147	3.9%	$3,827,937	$29,723	3.7%
Agency CMBS	31,732	351	4.4%	31,182	299	3.8%
Non-Agency RMBS (3)	412,063	5,296	5.1%	463,374	6,043	5.2%
Loans held for investment	1,393,527	22,467	6.4%	1,457,771	24,423	6.7%
Loans held for sale (3)	52,630	686	5.2%	N/A	N/A	N/A
Securitized debt	5,741,507	55,832	3.9%	6,621,547	65,482	4.0%
Long term debt	259,750	6,365	9.8%	259,750	6,365	9.8%
Total	$12,734,526	$138,144	4.3%	$12,661,561	$132,335	4.2%

Economic net interest income/net interest rate spread		$66,289	1.6%		$72,782	1.8%

Net interest-earning assets/net interest margin	$1,183,770		1.9%	$1,082,843		2.1%

Ratio of interest-earning assets to interest bearing liabilities	1.09			1.09

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-earning assets and interest-bearing liabilities of our Residential Origination segment. Our Residential Origination segment includes average interest-earning assets of $810 million, average interest-bearing liabilities of $769 million, interest income of $15 million, interest expense of $11 million, and net interest income of $4 million.

(5) The average balance amount represents committed capital by us during the period. Average Yield has been normalized for one-time early payoff payments received during the quarter ended March 31, 2026.
(6) Average Yield includes the receipt of one-time extension fee received during the second quarter.

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$4,298,184	$111,911	5.3%	$1,445,971	$26,807	5.5%
Agency CMBS (6)	39,285	1,313	6.7%	41,683	1,812	8.7%
Non-Agency RMBS (3)	689,152	47,455	13.7%	974,489	56,558	11.6%
Loans held for investment	8,771,171	244,683	5.6%	10,965,678	303,685	5.5%
Loans held for sale (3)	28,491	1,038	7.3%	N/A	N/A	N/A
MSR (5)	38,221	3,149	6.0%	N/A	N/A	N/A
Total	$13,864,504	$409,549	5.9%	$13,427,821	$388,862	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (1)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$4,160,168	$76,870	3.8%	$1,306,879	$17,158	4.6%
Agency CMBS	31,485	651	4.1%	30,234	684	4.5%
Non-Agency RMBS (3)	435,309	11,339	5.2%	638,508	18,899	5.9%
Loans held for investment	1,417,546	46,890	6.6%	1,838,307	57,079	6.2%
Loans held for sale (3)	26,315	686	5.2%	N/A	N/A	N/A
Securitized debt	6,243,787	121,312	3.9%	7,579,850	146,716	3.9%
Long term debt	259,750	12,730	9.8%	139,750	6,947	9.9%
Total	$12,574,360	$270,478	4.3%	$11,533,528	$247,483	4.3%

Economic net interest income/net interest rate spread		$139,071	1.6%		$141,379	1.5%

Net interest-earning assets/net interest margin	$1,290,144		2.0%	$1,894,293		2.1%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.16

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-earning assets and interest-bearing liabilities of our Residential Origination segment. Our Residential Origination segment includes average interest-earning assets of $798 million, average interest-bearing liabilities of $722 million, interest income of $29 million, interest expense of $21 million, and net interest income of $8 million.

(5) The average balance amount represents committed capital by us during the period. Average Yield has been normalized for one-time early payoff payments received during the six months ended June 30, 2026.
(6) Average Yield includes the receipt of one-time extension fee received during the second quarter.
Economic Net Interest Income and the Average Earning Assets - Investment Portfolio Segment

Quarter Ended June 30, 2026 compared to the Quarter Ended March 31, 2026

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $7 million to $66 million for the quarter ended June 30, 2026, from $73 million for the quarter ended March 31, 2026.

Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased to 1.6% for the quarter ended June 30, 2026 compared to 1.8% for the quarter ended March 31, 2026.

Our Average net interest-earning assets increased by $101 million to $1.2 billion for the quarter ended June 30, 2026, compared to $1.1 billion for the quarter ended March 31, 2026.

Our net interest margin, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 20 basis points for the quarter ended June 30, 2026, as compared to the quarter ended March 31, 2026.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $2 million to $139 million for the six months ended June 30, 2026, from $141 million for the six months ended June 30, 2025.

Our net interest rate spread, which equals the yield on our average interest-earning assets less the economic average cost of funds increased to 1.6% for the six months ended June 30, 2026, compared to 1.5% for the six months ended June 30, 2025.

Our Average net interest-earning assets decreased by $604 million to $1,290 million for the six months ended June 30, 2026, compared to $1.9 billion for the same period in 2025.

Our net interest margin, which equals the yield on our average interest-earning assets less the economic average cost of funds, decreased by 10 basis points for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2026	$12,734,526	$138,144	4.30%	3.64%	3.67%	(0.03)%
For the Quarter Ended March 31, 2026	$12,661,561	$132,335	4.20%	3.67%	3.67%	0.00%
For the Quarter Ended December 31, 2025	$12,406,262	$139,049	4.50%	3.91%	3.82%	0.09%
For the Quarter Ended September 30, 2025	$12,278,733	$138,338	4.50%	4.29%	4.05%	0.24%
For the Quarter Ended June 30, 2025	$11,501,566	$130,220	4.50%	4.32%	4.30%	0.02%

Average interest-bearing liabilities increased by $73 million for the quarter ended June 30, 2026, as compared to the quarter ended March 31, 2026. Economic interest expense increased by $6 million for the quarter ended June 30, 2026, as compared to the quarter ended March 31, 2026, due to an increase in borrowings under our secured financing agreements to fund our Agency RMBS purchases.

While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For the quarter ended June 30, 2026, we recorded an increase in provision for credit losses of $7 million, as compared to an increase in provision of credit losses of $3 million for the quarter ended March 31, 2026. For the six months ended June 30, 2026, we recorded an increase in provision for credit losses of $10 million, as compared to an increase in provision of credit losses of $8 million for the six months ended June 30, 2025.

The changes in provision for credit losses for the quarter and six months ended June 30, 2026, as compared to the quarter ended March 31, 2026 and six months ended June 30, 2025, are primarily due to a deterioration in cashflows on a combination of Non-Agency senior and subordinated bonds. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

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

The tables below show a summary of our net gains (losses) on derivative instruments for the quarters ended June 30, 2026 and March 31, 2026 and six months ended June 30, 2026 and June 30, 2025, respectively.

	For the Quarters Ended
	June 30, 2026	March 31, 2026
	(dollars in thousands)
Periodic interest on derivatives, net	$2,061	$1,834
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	11,554	(3,409)
Swap futures	—	—
U.S. Treasury futures	—	—
Swaptions	—	2,022
Interest rate cap	(3,377)	(3,712)
TBAs	1,350	7,969
Total realized gains (losses) on derivative instruments, net	9,527	2,870
Net unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	7,655	9,342
Swap futures	2,936	1,780
U.S. Treasury futures	—	—
Swaptions	—	1,044
Interest rate cap	6,365	4,425
TBAs	(1,558)	1,559
Total Net unrealized gains (losses) on derivative instruments, net:	15,398	18,150
Total gains (losses) on derivative instruments, net	$26,986	$22,854

	For the Six Months Ended
	June 30, 2026	June 30, 2025
	(dollars in thousands)
Periodic interest on derivatives, net	$3,895	$9,202
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	8,145	(11,941)
Swap futures	—	(390)
U.S. Treasury futures	—	82
Swaptions	2,022	(5,623)
Interest rate cap	(7,089)	—
TBAs	9,319	—
Total realized gains (losses) on derivative instruments, net	12,397	(17,872)
Net unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	16,997	(3,896)
Swap futures	4,716	(641)
U.S. Treasury futures	—	(117)
Swaptions	1,045	—
Interest rate cap	10,790	(4,370)
TBAs	—	—
Total Net unrealized gains (losses) on derivative instruments, net:	33,548	(9,024)
Total gains (losses) on derivative instruments, net	$49,840	$(17,694)

In addition, the net gains (losses) attributable to derivatives on our Residential Origination segment was $5 million and $7 million for the quarter and six months ended June 30, 2026 which is reported in Gain on origination and sale of loans, net, in our Consolidated Statements of Operations. The net gains (losses) attributable to derivatives on our Residential Origination segment was $2 million for the quarter ended March 31, 2026. We did not have any net gains (losses) attributable to derivatives on our Residential Origination segment for the six months ended June 30, 2025.

During the quarters ended June 30, 2026, and March 31, 2026, we recognized total net gains on derivatives of $27 million and $23 million respectively. During the six months ended June 30, 2026 and June 30, 2025, we recognized total net gains on derivatives of $50 million and total net losses on derivatives of $18 million, respectively.

Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Interest Rate Swaps

The weighted average pay rate on our interest rate swaps at June 30, 2026 was 3.73% and the weighted average receive rate was 3.68%. At June 30, 2026, the weighted average maturity on our interest rate swaps was less than eight years.

The weighted average pay rate on our interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on our interest rate swaps was less than six years.

We had net realized gains of $12 million and net realized losses of $3 million related to swap terminations during the quarter ended June 30, 2026 and March 31, 2026, respectively. We had net realized gains of $8 million and net realized losses of $9 million related to the swap terminations and swap maturities during the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively.

Swap Futures

During the quarters ended June 30, 2026 and March 31, 2026, we had swap futures with a notional of $340 million and $340 million, respectively. We had no swap future terminations during the quarters ended June 30, 2026 and March 31, 2026, respectively.

During the six months ended June 30, 2026 and June 30, 2025, we had swap futures with a notional of $340 million and $340 million, respectively. We had no swap future terminations during the six months ended June 30, 2026. During the quarter ended June 30, 2025, we had a realized loss of $390 thousand on the sale of 400 10-year SOFR swap future contracts, 400 two-year SOFR swap future contracts, and 250 five-year SOFR swap future contracts.

Swaptions

During the quarters and six months ended June 30, 2026 and March 31, 2026, we had no open swaption positions.

We did not have any realized gains related to swaptions for the quarter ended June 30, 2026. We had net realized gains of $2 million related to swaptions during the quarter ended March 31, 2026. During the six months ended June 30, 2026 and June 30, 2025, we had realized gains of $2 million and net realized losses of $6 million related to swaptions, respectively.

Interest Rate Caps

During the quarter ended June 30, 2026, we entered into six interest rate caps. We paid $55 million for $2.3 billion notional two-year, three-year and five-year interest rate caps with strike rates of 3.00% with SOFR as the market reference rate. During the quarter ended March 31, 2026, we entered into two interest rate caps. We paid $5 million for a $500 million notional two-year interest rate cap with a strike rate of 3.00% on SOFR as the market reference rate. We paid $8 million for a $600 million notional two-year interest rate cap with a strike rate of 3.30% on SOFR as the market reference rate. We held $3.4 billion notional two-year three-year, and five-year interest rate caps with a weighted average strike rate of 3.05% with SOFR as the market reference rate. We partially terminated a $500 million two-year interest rate cap with a strike rate of 3.95% with SOFR as the market reference rate for a realized loss of $3 million. During the quarter ended March 31, 2026, we partially terminated a $500 million two-year interest rate cap with a strike rate of 3.95% with SOFR as the market reference rate for a realized loss of $4 million.

During the six months ended June 30, 2026, we terminated $1.0 billion notional interest rate cap with a 3.95% strike rate for a realized loss of $7 million. During the six months ended June 30, 2025, we had no terminations of interest rate caps.

Treasury Futures Contracts

For our Investment Portfolio segment, during the quarter ended June 30, 2026, we had no open U.S. Treasury future positions. For our Investment Portfolio segment, during the quarter ended June 30, 2026, we had no realized gains or losses. For our Investment Portfolio segment, during the quarter ended March 31, 2026, we had no open U.S. Treasury future positions and we had no realized gains or losses.

For our Investment Portfolio segment, during the six months ended June 30, 2025, we covered our open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For our Residential Origination segment, during the quarter ended June 30, 2026, we entered into 540 short five-year and 2,180 short two-year U.S. Treasury futures contracts with notional amounts of $54 million and $436 million respectively, which we subsequently covered for a realized gain of $2 million. We are short 262 five-year and 1,030 two-year U.S. Treasury futures contracts at June 30, 2026. For our Residential Origination segment, during the quarter ended March 31, 2026, we entered into 233 short five-year and 905 short two-year U.S. Treasury futures contracts with notional amounts of $23 million and $181 million, respectively, which we subsequently covered for a realized gain of $112 thousand. For our Residential Origination segment during the six months ended June 30, 2026, we covered treasury positions for a realized gain of $2 million.

Interest Rate Lock Commitments

For our Residential Origination segment, we enter into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. This creates a derivative which is valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the Pull-through Rate. At June 30, 2026, the notional amount of the locked pipeline was $295 million with a fair value of $4 million. During the quarter ended June 30, 2026, we had net realized loss of $103 thousand. During the quarter ended March 31, 2026, we had net realized gains of $300 thousand on IRLCs with fair value of $4 million. During the six months ended June 30, 2026, we had net realized gains of $200 thousand on IRLCs with fair value of $4 million.

TBAs

As of June 30, 2026, for our Investment Portfolio segment, we had TBA purchase contracts and TBA sale contracts with aggregate notional amounts of $2.2 billion each, resulting in a net TBA notional position of zero. During the period, we recognized realized gains of approximately $9 million related to TBA derivative transactions.

Drop expense for the quarter ended June 30, 2026 was $1 million. For the quarter ended June 30, 2026, we had a realized gain of $1 million. For the quarter ended March 31, 2026, we had TBA sales contracts with notional amounts of $966 million. Drop expense for the quarter ended March 31, 2026 was $438 thousand. At March 31, 2026, we had a realized gain of $8 million. For the six months ended June 30, 2026, we had a realized gain of $9 million.

As of June 30, 2026, for the Residential Origination segment, during the period ended June 30, 2026, we entered into 33 Agency TBA contracts with an aggregate notional amount of $40 million. These contracts were subsequently covered, resulting in a realized gain from hedging instruments of $29 thousand included within Gain on origination and sale of loans, net. As of June 30, 2026, we held 11 open Agency TBA positions. The Residential Origination segment did not have any Agency TBA activity for the quarter ended March 31, 2026 or six months ended June 30, 2025.

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

At June 30, 2026, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At June 30, 2026, the unamortized deferred debt issuance cost was $7 million.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. We recognized investment management and advisory fees of $7 million and $7 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. We recognized investment management and advisory fees of $14 million and $18 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Gain on origination and sale, net

The following table provides a summary of the composition of gain on origination and sale of loans, net, for the quarter and six months ended June 30, 2026:

	For the Quarter Ended	For the Six Months Ended
	June 30, 2026	June 30, 2026
	(dollars in thousands)
Premium from loan sales	$20,909	$56,156
Mark to market changes on LHFS	6,987	(1,298)
Unrealized gains from hedging derivative instruments	3,116	4,269
Unrealized gains from IRLC	(103)	200
Periodic interest on derivatives, net	97	97
Realized gains from hedging instruments, net	2,364	2,476
Provision for loan repurchase reserves	(683)	(756)
Loan origination income, net	(2,918)	(4,125)
Direct loan origination costs, net	(7,559)	(13,424)
Gain on origination and sale of loans, net	$22,210	$43,595

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

Premium from loan sales is the primary driver to gain on origination and sale, net. This consists of the premium received from, or discount paid to, the investor at the time a loan is settled. In the second quarter, HomeXpress settled $1 billion of loans, inclusive of the $301 million purchased by our Investment Portfolio segment, for an average gain on sale of 103.18%.

The valuation of LHFS approximates the servicing released market value of a loan sold to a private investor. The valuation of our LHFS is derived from the execution price of committed loan sales and market observations for loans not yet committed to a loan sale transaction.

Unrealized gains from hedging derivative instruments and unrealized gains from IRLCs reflect the period-over-period change in the fair value of those instruments. In aggregate, these amounts constitute the Net unrealized gains (losses) on derivatives within the Residential Origination segment. At June 30, 2026, HomeXpress had $557 million of Non-Agency loans committed to sale.

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

During the six months ended June 30, 2026, our Investment Portfolio segment purchased $301 million of newly originated Non-QM loans and Investor Loans from HomeXpress. We entered into $305 million of notional interest rate swaps during the period to help mitigate exposure to interest rate volatility on these loans. We recognized $97 thousand of periodic interest on derivatives, net, related to these interest rate swaps which is included within gain on origination and sale of loans, net, for our Investment Portfolio segment for the quarter ended June 30, 2026.

We recognized gain on origination and sale of loans, net, of $22 million and $21 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. We recognized gain on origination and sale of loans, net, of $44 million for the six months ended June 30, 2026. We did not hold LHFS during the six months ended June 30, 2025, and therefore did not record any gain on origination and sale of loans, net, during the prior year.

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

Recurring servicing fees, ancillary income, recapture income, and float earnings associated with MSRs are recognized on a cash basis when earned and received. We recognized interest income on our investments in MSR financing receivables, net, of $1 million and $2 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. We recognized interest income on our investments in MSR financing receivables, net, of $3 million for the six months ended June 30, 2026. The quarter ended March 31, 2026 and the six months ended June 30, 2026 balances include the early payoff protection associated with the MSR acquired in 2025. We did not have any interest income on investments in MSR financing receivables for the six months ended June 30, 2025

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter ended June 30, 2026, rates moved higher as rising energy prices contributed to renewed inflation concerns. For the quarter, the yield on the two-year U.S. Treasury increased by 38 basis points to 4.17%, while the ten-year U.S. Treasury yield rose 15 basis points to 4.47%. These movements affected the fair value of our financial instruments.

We recorded net unrealized losses on financial instruments at fair value of $43 million and $38 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. We recorded net unrealized losses on financial instruments at fair value of $81 million and net unrealized gains on financials statements at fair value of 136 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Gains and Losses on Sales of Assets

We do not forecast sales of investments as we generally expect to invest for long-term gains. However, from time to time, we may sell assets to create liquidity necessary to pursue new opportunities, to achieve targeted leverage ratios, as well as for gains when prices indicate a sale is most beneficial to us or is the most prudent course of action to maintain a targeted risk-adjusted yield for our investors.

During the quarter ended June 30, 2026, we rebalanced a portion of our investment portfolio and sold certain Agency RMBS and Agency CMBS assets, which resulted in a net realized loss of $10 million. Proceeds from these sales were largely re-invested in Agency RMBS Pass-through securities and enabled us to maintain liquidity which can be used for investments or acquisitions.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended June 30, 2026 and March 31, 2026, or during the six months ended June 30, 2026 and June 30, 2025.

Securitized Debt Collateralized by Loans Held for Investment

During the quarter ended June 30, 2026, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $140 million for $143 million, which resulted in net loss on extinguishment of debt of $3 million. During the quarter ended March 31, 2026, we redeemed eight securitizations collateralized by $1.5 billion of fully valued reperforming loans. We sold $1.2 billion of these seasoned reperforming loans and retained $287 million in Loans held for investment. In conjunction with the redemption of these securitizations, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.0 billion for $1.0 billion. These transactions resulted in net loss on extinguishment of debt of $39 million.

During the six months ended June 30, 2025, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million, which resulted in net gain on extinguishment of debt of $2 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended June 30, 2026	$39,788	0.99%	6.52%
For the Quarter Ended March 31, 2026	$38,965	0.98%	6.19%
For the Quarter Ended December 31, 2025	$28,164	0.73%	4.38%
For the Quarter Ended September 30, 2025	$30,623	0.82%	4.72%
For the Quarter Ended June 30, 2025	$18,865	0.54%	2.86%

Compensation and benefits costs were approximately $25 million and $27 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. Compensation and benefits costs were approximately $52 million and $25 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

The decrease in Compensation and benefits costs for the quarter ended June 30, 2026 compared to the quarter ended March 31, 2026 is primarily attributable to a one-time acceleration of stock-based compensation expense recognized in the first quarter related to retirement-eligible employees. The increase in Compensation and benefits costs for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was driven by higher overall compensation expense related to the increase in employee headcount and expenses related to the acquisition of HomeXpress.

General and administrative expenses were approximately $11 million and $12 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. General and administrative expenses were approximately $24 million and $14 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase in general and administrative expenses for the six months ended June 30, 2026 was primarily driven by inclusion of HomeXpress. General and administrative expenses are primarily comprised of legal, market data and research, auditing, consulting, information technology, rent and independent investment consulting expenses.

During the quarters ended June 30, 2026 and March 31, 2026, we incurred transaction expenses of $3 million and $98 thousand, respectively. These transaction expenses are due to higher securitization activity in the current quarter. During the six months ended June 30, 2026 and June 30, 2025, we incurred transaction expenses of $3 million and $6 million, respectively. The higher transaction expenses in the prior period are related to the HomeXpress Acquisition.

Servicing and Asset Manager Fee Expense

Servicing fees and asset manager expenses were $4 million and $6 million for the quarters ended June 30, 2026 and March 31, 2026, respectively. Servicing fees and asset manager expenses were $10 million and $15 million for the six months ended June 30, 2026 and June 30, 2025, respectively. The quarter to date and year to date decline is primarily due to our sales of loans held for investment of $1.7 billion during the year resulting in lower loan balances and loan counts.

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

Depreciation and amortization, and impairment expense

We recognized intangible assets related to investment management agreements, internally developed software, developed technology, broker relationships, trade name and licenses acquired in the acquisitions. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the acquisitions of Palisades and HomeXpress during the fourth quarters of 2024 and 2025, respectively. During the quarters ended June 30, 2026 and March 31, 2026, we recognized depreciation and amortization, and impairment expense of $4 million and $10 million, respectively. During the six months ended June 30, 2026 and June 30, 2025, we recognized depreciation and amortization, and impairment expense of $14 million and $2 million, respectively.

We recorded an impairment charge of $5 million to reduce the carrying value of certain asset management contracts associated with the Palisades Acquisition to its estimated fair value during the first quarter of 2026.

Segment Results of Operations

Investment Portfolio segment

The Investment Portfolio segment consists of our investments and third-party advisory services activities and includes our investments in financial assets including (i) residential mortgage loans and properties, (ii) real estate-related securities, (iii) consumer loans, (iv) MSR-related investments and (v) certain ancillary investments and equity method investments, as well as associated financing, hedging, and various allocable expenses. Prior to the fourth quarter of 2025, these activities comprised our single reportable segment.

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

The segment information presented below reflects our current reportable segment structure. Because the Residential Origination segment was established upon the completion of the HomeXpress Acquisition on October 1, 2025, the Residential Origination segment had no revenues or expenses for the six months ended June 30, 2025. Accordingly, the segment results for the six months ended June 30, 2026 are not directly comparable to those for the prior-year period.

The following presents, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses. Segment results are prepared on the same basis as our consolidated financial statements and are reconciled to consolidated amounts below:

	For the Quarter Ended
	June 30, 2026			March 31, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$206,910	$14,715	$221,625	$205,346	$13,949	$219,295
Interest expense	140,205	10,911	151,116	134,169	10,124	144,293
Net interest income	66,705	3,804	70,509	71,177	3,825	75,002

Increase in provision for credit losses	7,192	—	7,192	2,824	—	2,824

Other income (losses):
Net unrealized gains (losses) on derivatives	15,398	—	15,398	18,150	—	18,150
Realized gains (losses) on derivatives	9,527	—	9,527	2,870	—	2,870
Periodic interest on derivatives, net	2,061	—	2,061	1,834	—	1,834
Net gains (losses) on derivatives	26,986	—	26,986	22,854	—	22,854
Investment management and advisory fees	6,540	—	6,540	7,165	—	7,165
Interest income from investment in MSR financing receivables, net	838	—	838	2,311	—	2,311
Net unrealized gains (losses) on financial instruments at fair value	(43,386)	—	(43,386)	(37,536)	—	(37,536)
Net realized losses on sales of investments	(9,623)	—	(9,623)	(40,428)	—	(40,428)
Gains (losses) on extinguishment of debt	(2,748)	—	(2,748)	(38,858)	—	(38,858)
Other investment losses	1,229	—	1,229	(910)	—	(910)
Gain on origination and sale of loans, net	(68)	22,278	22,210	—	21,385	21,385
Total other income (losses)	(20,232)	22,278	2,046	(85,402)	21,385	(64,017)

Other expenses:
Compensation and benefits	13,223	11,879	25,102	15,066	11,640	26,706
General and administrative expenses	9,027	2,452	11,479	10,035	2,126	12,161
Servicing and asset manager fees	4,431	—	4,431	5,522	—	5,522
Depreciation, amortization, and impairment expense	644	3,432	4,076	6,222	3,427	9,649
Transaction expenses	3,207	—	3,207	98	—	98
Total other expenses	30,532	17,763	48,295	36,943	17,193	54,136

Income (loss) before income taxes	8,749	8,319	17,068	(53,991)	8,017	(45,974)
Income tax (benefit) expense	47	(348)	(301)	(2,106)	42	(2,064)
Net income (loss)	8,702	8,667	17,369	(51,885)	7,975	(43,910)

Dividends on preferred stock	21,381	—	21,381	21,097	—	21,097

Net income (loss) available to common shareholders	$(12,679)	$8,667	$(4,012)	$(72,982)	$7,975	$(65,007)

	For the Six Months Ended
	June 30, 2026			June 30, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$412,255	$28,665	$440,920	$391,914	$—	$391,914
Interest expense	274,372	21,036	295,408	256,684	—	256,684
Net interest income	137,883	7,629	145,512	135,230	—	135,230

Increase in provision for credit losses	10,016	—	10,016	7,796	—	7,796

Other income (losses):
Net unrealized gains (losses) on derivatives	33,548	—	33,548	(9,024)	—	(9,024)
Realized gains (losses) on derivatives	12,397	—	12,397	(17,872)	—	(17,872)
Periodic interest on derivatives, net	3,895	—	3,895	9,202	—	9,202
Net gains (losses) on derivatives	49,840	—	49,840	(17,694)	—	(17,694)
Investment management and advisory fees	13,704	—	13,704	17,745	—	17,745
Interest income from investment in MSR financing receivables, net	3,149	—	3,149	—	—	—
Net unrealized gains (losses) on financial instruments at fair value	(80,923)	—	(80,923)	135,866	—	135,866
Net realized losses on sales of investments	(50,051)	—	(50,051)	(1,915)	—	(1,915)
Gains (losses) on extinguishment of debt	(41,605)	—	(41,605)	2,122	—	2,122
Other investment losses	320	—	320	2,536	—	2,536
Gain on origination and sale of loans, net	(68)	43,663	43,595	—	—	—
Total other income (losses)	(105,634)	43,663	(61,971)	138,660	—	138,660

Other expenses:
Compensation and benefits	28,289	23,519	51,808	24,745	—	24,745
General and administrative expenses	19,062	4,578	23,640	13,721	—	13,721
Servicing and asset manager fees	9,953	—	9,953	14,737	—	14,737
Depreciation, amortization, and impairment expense	6,866	6,859	13,725	1,902	—	1,902
Transaction expenses	3,305	—	3,305	6,077	—	6,077
Total other expenses	67,475	34,956	102,431	61,182	—	61,182

Income (loss) before income taxes	(45,242)	16,336	(28,906)	204,912	—	204,912
Income tax (benefit) expense	(2,059)	(306)	(2,365)	2,165	—	2,165
Net income (loss)	(43,183)	16,642	(26,541)	202,747	—	202,747

Dividends on preferred stock	42,478	—	42,478	42,783	—	42,783

Net income (loss) available to common shareholders	$(85,661)	$16,642	$(69,019)	$159,964	$—	$159,964

Earnings Available for Distribution

Earnings available for distribution (“EAD”) is a non-GAAP measure and is defined as GAAP net income (loss) excluding: (i) Net unrealized gains (losses) on financial instruments at fair value; (ii) Net realized gains (losses) on sales of investments; (iii) Gains (losses) on extinguishment of debt; (iv) Increase in provision for credit losses; (v) Net unrealized gains (losses) on derivatives; (vi) Realized gains (losses) on derivatives; (vii) Transaction expenses; (viii) stock compensation expenses for retirement eligible awards; (ix) Depreciation, amortization, and impairment of intangible assets, net of any tax impact; (x) non-cash imputed compensation expense related to business acquisitions; and (xi) Other investment gains (losses).

Non-cash imputed compensation expense reflects the portion of the consideration paid in the Palisades Acquisition that pursuant to the sellers’ contractual arrangements is distributable to the sellers’ legacy employees (who are now our employees) and that for GAAP purposes is recorded as non-cash imputed compensation expense with an offsetting entry recorded as a non-cash contribution from a related party to stockholders’ equity. The excluded amounts do not include any normal, recurring compensation paid to our employees.

Transaction expenses are primarily comprised of costs only incurred at the time of execution of our securitizations, certain structured secured financing agreements, and business combination transactions, and include costs such as underwriting fees, legal fees, diligence fees, accounting fees, bank fees, and other similar transaction-related expenses. These costs are incurred prior to or at the execution of the transaction and do not recur thereafter. Recurring expenses, such as servicing fees, custodial fees, trustee fees, and other similar ongoing fees, are not excluded from EAD. We believe that excluding these costs is useful to investors because it is generally consistent with the treatment applied by our peer group in their non-GAAP measure presentations, mitigates period to period comparability issues tied to the timing of securitization and structured finance transactions, and is consistent with the accounting for the deferral of debt issuance costs prior to the fair value election option made by us. We also believe it is important for investors to review EAD as it is consistent with how management internally evaluates the performance of the Company. Stock compensation expense charges incurred on awards to retirement eligible employees is reflected as an expense over a vesting period (generally 36 months) rather than reported as an immediate expense.

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

We view EAD as one measure of our investment portfolio's ability to generate income for distribution to common stockholders. EAD is one of the metrics, but not the exclusive metric, that our Board of Directors considers when determining the amount, if any, of dividends on our common stock. Other metrics that our Board of Directors may consider when determining the amount, if any, of dividends on our common stock include, among others, REIT taxable income, dividend yield, book value, cash generated from the portfolio, reinvestment opportunities, and other cash needs. To maintain our qualification as a REIT, U.S. federal income tax law generally requires that we distribute at least 90% of our REIT taxable income (subject to certain adjustments) annually. EAD is different from REIT taxable income. For example, differences between EAD and REIT taxable income may result from whether the REIT uses mark-to-market accounting for GAAP purposes, accretion of market discount or OID and amortization of premium, and differences in the treatment of securitizations for GAAP and tax purposes, among other items. Further, REIT taxable income generally does not include earnings of our domestic taxable REIT subsidiaries (“TRSs”) unless such income is distributed from current or accumulated earnings and profits. The determination of whether we have met the requirement to distribute at least 90% of our annual REIT taxable income is not based on EAD, and EAD should not be considered as an indication of our REIT taxable income, a guarantee of our ability to pay dividends, or a proxy for the amount of dividends we may pay. We believe EAD helps us and investors evaluate our financial performance period over period without the impact of certain non-recurring transactions. EAD should not be viewed in isolation and is not a substitute for, or superior to, net income (loss) or net income (loss) per basic share computed in accordance with GAAP. In addition, our methodology for calculating EAD may differ from the methodologies employed by other REITs to calculate the same or similar supplemental performance measures, and accordingly, our EAD may not be comparable to the EAD reported by other REITs.

The following table provides GAAP measures of net income and net income per diluted share available to common stockholders for the periods presented and details with respect to reconciling the line items to Earnings available for distribution and related per average diluted common share amounts. Earnings available for distribution is presented on an adjusted dilutive shares basis.

	For the Quarters Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(dollars in thousands, except per share data)
GAAP net income (loss) available to common stockholders	$(4,012)	$(65,007)	$6,501	$(21,997)	$14,024
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	43,386	37,536	17,138	36,995	(6,971)
Net realized (gains) losses on sales of investments	9,623	40,428	23,268	(1,991)	1,915
Gain (loss) on extinguishment of debt	2,748	38,858	(20)	—	—
Increase in provision for credit losses	7,192	2,824	5,322	2,587	4,409
Net unrealized (gains) losses on derivatives	(15,398)	(18,150)	(27,303)	7,907	2,554
Realized (gains) losses on derivatives	(9,527)	(2,870)	17,495	(2,015)	17,954
Transaction expenses	3,207	98	625	9,931	390
Stock Compensation expense for retirement eligible awards	(510)	2,023	(449)	(506)	(501)
Depreciation, amortization, and impairment expense (2)	4,076	9,649	4,332	948	949
HomeXpress acquisition intangible amortization tax impact (3)	(850)	(863)	(837)	—	—
Non-cash imputed compensation related to business acquisition	341	341	341	341	341
Other investment (gains) losses	(1,229)	910	(1,252)	(1,945)	(2,953)
Earnings available for distribution	$39,047	$45,777	$45,161	$30,255	$32,111

GAAP net income (loss) per diluted common share	$(0.05)	$(0.78)	$0.08	$(0.27)	$0.17
Earnings available for distribution per adjusted diluted common share	$0.46	$0.54	$0.53	$0.37	$0.39
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

	For the Quarters Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Weighted average diluted shares - GAAP	83,813,331	83,661,145	83,942,704	81,507,492	82,600,108
Potentially dilutive shares (1)	1,958,441	1,709,686	—	1,377,857	—
Adjusted weighted average diluted shares - Earnings available for distribution	85,771,772	85,370,831	83,942,704	82,885,349	82,600,108
(1) Potentially dilutive shares related to restricted stock units and performance stock units are excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended June 30, 2026, March 31, 2026 and September 30, 2025.

Earnings available for distribution for the quarter ended June 30, 2026 were $39 million, or $0.46 per average diluted common share, compared to $46 million and $0.54 per average diluted common share for the quarter ended March 31, 2026. The decline in Earnings available for distribution was primarily driven by non-recurring benefits recognized in prior quarter of redeeming the securitized debt reduced interest expense and one-time early payout protection income on our MSR investments.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity (1)	Earnings available for distribution/Average Common Equity	Earnings available for distribution/Average Tangible Common Equity
	(Ratios have been annualized)
For the Quarter Ended June 30, 2026	2.85%	12.35%	10.35%	11.91%
For the Quarter Ended March 31, 2026	(6.97)%	13.03%	11.53%	13.24%
For the Quarter Ended December 31, 2025	4.41%	10.75%	11.00%	11.91%
For the Quarter Ended September 30, 2025	(0.09)%	10.56%	7.26%	7.44%
For the Quarter Ended June 30, 2025	5.38%	10.49%	7.54%	7.72%
(1) Includes our Economic Net Interest Income and Average equity on our Investment Portfolio.

Return on average equity was 2.85% for the quarter ended June 30, 2026, as compared to (6.97)% for the quarter ended March 31, 2026. Economic net interest income as a percentage of average equity on our investment portfolio decreased by 68 basis points for the quarter ended June 30, 2026 as compared to the quarter ended March 31, 2026. Earnings available for distribution as a percentage of average common equity decreased by 118 basis points for the quarter ended June 30, 2026, as compared to the quarter ended March 31, 2026.

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

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(dollars in thousands, except share and per share data)
Total stockholders' equity	$2,415,626	$2,463,759	$2,572,694	$2,571,238	$2,624,530
Less: Liquidation Preference on Preferred Stock	(930,000)	(930,000)	(930,000)	(930,000)	(930,000)
Total stockholders' equity available to common stockholders	$1,485,626	$1,533,759	$1,642,694	$1,641,238	$1,694,530

Less: Intangibles	(100,850)	(104,760)	(114,246)	(18,124)	(18,971)
Less: Goodwill	(95,342)	(95,342)	(95,342)	(22,152)	(22,152)
Total Intangibles & Goodwill	(196,192)	(200,102)	(209,588)	(40,276)	(41,123)

Tangible Common Equity	$1,289,434	$1,333,657	$1,433,106	$1,600,962	$1,653,407

Financial Condition

Portfolio Review

During the six months ended June 30, 2026, we focused our efforts on taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. During the six months ended June 30, 2026, on an aggregate basis, we purchased $2.8 billion of investments and received $975 million in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at June 30, 2026 and December 31, 2025.

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Interest earning assets at period-end (1)	$15,044,902	$15,017,791
Interest bearing liabilities at period-end	$13,450,309	$13,070,591
GAAP Leverage at period-end	5.6:1	5.1:1
GAAP Leverage at period-end (recourse)	3.3:1	2.4:1
(1) Excludes cash and cash equivalents.

	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	5.1%	5.5%	5.1%	5.8%
Senior	2.8%	2.9%	3.3%	3.6%
Subordinated	1.3%	1.6%	1.3%	1.6%
Interest-only	1.0%	1.0%	0.5%	0.6%
Agency RMBS	36.7%	24.1%	36.8%	24.2%
Pass-through	35.0%	21.6%	35.2%	21.8%
CMO	1.6%	2.4%	1.6%	2.3%
Interest-only	N/A	0.1%	N/A	0.1%
Agency CMBS	0.1%	0.3%	0.1%	0.2%
ACMBS bond	0.1%	N/A	0.1%	N/A
Project loans	N/A	0.3%	N/A	0.2%
Interest-only	N/A	0.0%	N/A	0.1%
Loans held for investment	55.8%	69.8%	55.6%	69.5%
Loans held for sale	2.1%	N/A	2.2%	N/A
Interests in MSR financing receivables	0.2%	0.3%	0.2%	0.3%
Fixed-rate percentage of portfolio	90.0%	86.5%	89.7%	86.1%
Adjustable-rate percentage of portfolio	10.0%	13.5%	10.3%	13.9%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements over stockholders' equity.

The following table presents details of each asset class in our portfolio, excluding interests in MSR financing receivables, at June 30, 2026 and December 31, 2025. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	June 30, 2026
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$827,607	$41.90	$56.51	5.6%	21.3%	5.0%	5.2%	2.2%	2.0%	23.6%	1.0%
Subordinated	394,670	45.39	48.58	3.9%	9.2%	7.8%	8.6%	0.3%	0.7%	46.6%	3.9%
Interest-only	2,327,935	6.11	2.93	0.9%	3.8%	5.3%	5.2%	0.7%	1.0%	43.5%	—%
Agency RMBS
Pass-through	5,041,259	99.24	99.47	5.3%	5.3%	14.2%	11.5%	N/A	N/A	N/A	N/A
CMO	231,192	99.93	100.63	4.9%	4.9%	29.1%	21.5%	N/A	N/A	N/A	N/A
Interest-only	—	—	—	—%	—%	—%	—%	N/A	N/A	N/A	N/A
Agency CMBS
ACMBS bond	17,905	97.74	97.26	4.1%	4.4%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	—	—	—	—%	—%	—%	—%	N/A	N/A	N/A	N/A
Loans held for sale	300,981	100.00	102.01	7.0%	6.9%	—%	—%	—%	—%	—%	N/A
Loans held for investment
Re-performing Loans	7,217,579	97.90	97.16	5.4%	5.5%	7.3%	6.9%	0.5%	0.4%	—%	11.8%
Prime Loans	370,972	91.26	92.37	4.3%	3.8%	11.1%	5.2%	—%	—%	—%	—%
Investor Loans	504,202	102.27	103.28	7.4%	7.0%	22.4%	18.4%	1.1%	1.1%	—%	13.8%
RTLs	48,922	98.00	93.16	9.0%	3.8%	4.3%	18.3%	6.5%	1.6%	23.3%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%	4.5%	4.6%	2.4%	2.2%	23.6%	1.1%
Subordinated	453,269	48.99	51.47	4.2%	9.3%	8.7%	8.3%	1.6%	0.8%	46.6%	4.7%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%	5.1%	5.1%	1.4%	1.2%	43.5%	—%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%	9.6%	6.3%	N/A	N/A	N/A	N/A
CMO	330,871	99.94	100.31	5.1%	5.1%	18.7%	12.3%	N/A	N/A	N/A	N/A
Interest-only	367,866	5.07	4.04	0.6%	6.5%	7.8%	8.7%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	123,375	2.67	2.11	0.7%	13.0%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	8,946,869	97.86	98.21	5.2%	5.5%	6.7%	6.6%	0.6%	0.4%	34.4%	9.3%
Prime Loans	386,617	90.91	94.50	4.3%	5.9%	5.9%	4.1%	—%	—%	37.8%	—%
Investor Loans	569,775	102.11	104.20	7.5%	7.1%	18.2%	12.9%	—%	—%	32.4%	12.4%
RTLs	85,339	99.50	96.45	8.4%	9.0%	25.2%	30.5%	0.4%	0.5%	14.1%	—%
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Balance, beginning of period	$59,964	$79,422	$89,297	$108,412	$110,861
Accretion of discount	(8,774)	(9,756)	(8,795)	(10,803)	(8,253)
Purchases	—	—	—	—	—
Sales	(58)	(7,241)	(4,224)	(10,786)	188
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	5,781	(2,460)	3,144	2,474	5,616
Balance, end of period	$56,913	$59,964	$79,422	$89,297	$108,412

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

Current Period

We held cash and cash equivalents of approximately $444 million and $279 million at June 30, 2026 and December 31, 2025, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $165 million from December 31, 2025 to June 30, 2026.

Our operating activities used net cash of approximately $96 million and provided net cash of approximately $41 million for the six months ended June 30, 2026 and 2025, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $138 million, and proceeds from sale of LHFS, net of cash used related to our origination activities, of $233 million during the six months ended June 30, 2026. The cash flows from operations were primarily driven by interest received in excess of interest paid of $149 million during the six months ended June 30, 2025.

Our investing activities used cash of $2 million and $1.4 billion for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we used cash to purchase $2.3 billion of Agency MBS and $469 million of Loans held for investment, which were offset by cash received from sales of loans held for investment of $1.7 billion and cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $975 million, collectively. During the six months ended June 30, 2025, we used cash to purchase $1.9 billion of Agency MBS and $436 million of Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $840 million, collectively.

Our financing activities provided cash of $264 million and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, we received cash from net proceeds on our secured financing agreements of $1.7 billion and proceeds received from our secured debt borrowings of $379 million. This was offset by cash used for repayment of principal on our securitized debt of $1.7 billion and payment of common and preferred dividends of $112 million. During the six months ended June 30, 2025, we received cash from net proceeds on our secured financing agreements of $1.7 billion and cash proceeds received from our secured debt borrowings of $780 million. This was offset by cash used for repayment of principal on our securitized debt of $903 million and payment of common and preferred dividends of $104 million.

Our recourse leverage increased at June 30, 2026 to 3.3:1 as compared to 2.4:1 at December 31, 2025. This increase was primarily driven by higher borrowings under secured financing agreements to finance our Agency RMBS purchases. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long-term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of June 30, 2026 and December 31, 2025, we had $212 million and $249 million of unencumbered assets available to us, respectively, which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At June 30, 2026 and December 31, 2025, the secured financing agreements collateralized by MBS, Loans held for investment, and LHFS had the following remaining maturities and borrowing rates.

	June 30, 2026			December 31, 2025
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	4,451,095	4.15%	3.73% - 8.38%	2,630,804	4.15%	3.93% - 6.76%
30 to 59 days	1,049,078	3.96%	3.77% - 6.40%	781,654	4.86%	3.94% - 6.54%
60 to 89 days	746,512	4.63%	3.81% - 5.99%	722,995	4.75%	3.90% - 6.54%
90 to 119 days	88,699	5.83%	5.30% - 6.40%	263,081	6.78%	5.37% - 6.97%
120 to 180 days	448,422	5.36%	5.30% - 6.03%	96,153	5.47%	5.36% - 6.54%
180 days to 1 year	657,751	7.12%	4.57% - 8.15%	810,443	6.03%	4.77% - 8.38%
1 to 2 years	293,052	5.00%	5.00% - 5.37%	733,206	6.79%	4.98% - 8.15%
Total	$7,734,609	4.54%		$6,038,336	5.02%
(1) The values for secured financing agreements in the table above are net of $37 thousand and $271 thousand of deferred financing costs as of June 30, 2026 and December 31, 2025, respectively.

Average remaining maturity of Secured financing agreements secured by:

	June 30, 2026	December 31, 2025
Agency RMBS	24 Days	26 Days
Agency CMBS	15 Days	8 Days
Loans held for sale	121 Days	218 Days
Non-Agency RMBS and Loans held for investment	210 Days	278 Days

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At June 30, 2026, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.2%, Agency CMBS was 4.0%, LHFS was 9.0% and Non-Agency RMBS and Loans held for investment was 25.9%. At December 31, 2025, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, and Non-Agency RMBS and Loans held for investment was 27.1%.

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets use the standard form of SIFMA master repurchase agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of June 30, 2026, we have entered into $833 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of June 30, 2026, we have $356 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 6 — Fair Value Measurements to our consolidated financial statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

At June 30, 2026, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 3.8%, Agency CMBS was 3.8%, LHFS was 5.4% and Non-Agency MBS and Loans held for investment was 6.3%. At December 31, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.0%, Agency CMBS was 4.0%, LHFS was 5.84% and Non-Agency MBS and Loans held for investment was 6.4%.

We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. We believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at June 30, 2026 and December 31, 2025 was $293 million and $306 million, respectively. The fair value of collateral pledged was $340 million and $360 million as of June 30, 2026 and December 31, 2025, respectively. We carry this secured financing instrument at fair value of $284 million and $299 million as of June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%, respectively. At June 30, 2026 and December 31, 2025, the haircut for the secured financing agreements at fair value was 8.0%, respectively. At June 30, 2026, the maturity on the secured financing agreements at fair value was more than one year.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to adjustments to the size of our portfolio resulting from the use of leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End June 30, 2026	$6,792,752	$7,725,542
Quarter End March 31, 2026	$6,454,228	$6,987,171
Quarter End December 31, 2025	$5,589,698	$6,031,182
Quarter End September 30, 2025	$4,799,281	$4,876,986
Quarter End June 30, 2025	$3,806,015	$4,563,063
Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At June 30, 2026 and December 31, 2025, the carrying value of our total interest-bearing debt was approximately $13.5 billion and $13.1 billion, respectively, which represented a leverage ratio of approximately 5.6:1 and 5.1:1 respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At June 30, 2026, we had secured financing agreements with 24 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS, Loans held for investment, LHFS, and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of June 30, 2026 and December 31, 2025, we had $8.9 billion and $7.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate.

We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swap futures, swaptions, U.S. Treasury futures and interest rate caps. The average remaining maturities on our interest rate swaps at June 30, 2026 was less than eight years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our swap futures at June 30, 2026 is four years. The swap futures are exchange traded instruments. Similar to our interest rate swaps, we post collateral when we are in a net loss position. The interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at June 30, 2026:

June 30, 2026
Country	Number of Counterparties	Secured Financing Agreement	Derivative Instruments at Fair Value	Exposure (1)
(dollars in thousands)
United States	15	$4,992,879	$5,041	$619,844
Japan	4	1,203,487	1,161	366,503
Canada	2	840,424	39,209	96,483
Spain	1	18,954	—	997
South Korea	1	470,105	—	18,245
France	1	208,760	467	5,045
Total	24	$7,734,609	$45,878	$1,107,117
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral that is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At June 30, 2026, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 14% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 172 days. The amount at risk with Nomura was $347 million. At December 31, 2025, we had amounts at risk with Nomura of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million.

At June 30, 2026, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Covenants - Residential Origination Segment

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

We did not repurchase any of our common stock during the quarters ended June 30, 2026 and 2025. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of June 30, 2026.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters ended June 30, 2026 and 2025. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of June 30, 2026.

We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2026. We declared dividends to Series A preferred stockholders of $3 million and $6 million, or $0.50 and $1.00 per preferred share, during the quarter and six months ended June 30, 2025.

We declared dividends to Series B preferred stockholders of $8 million and $16 million, or $0.61 and $1.22 per preferred share, during the quarter and six months ended June 30, 2026. We declared dividends to Series B preferred stockholders of $8 million and $17 million, or $0.65 and $1.30 per preferred share, during the quarter and six months ended June 30, 2025.

We declared dividends to Series C preferred stockholders of $6 million and $11 million, or $0.56 and $1.10 per preferred share, during the quarter and six months ended June 30, 2026. We declared dividends to Series C preferred stockholders of $5 million and $10 million, or $0.48 and $0.97 per preferred share, during the quarter and six months ended June 30, 2025.

We declared dividends to Series D preferred stockholders of $5 million and $9 million, or $0.60 and $1.18 per preferred share, during the quarter and six months ended June 30, 2026. We declared dividends to Series D preferred stockholders of $5 million and $10 million, $0.63 or $1.26 per preferred share, during the quarter and six months ended June 30, 2025.

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

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved, the Chimera Investment Corporation 2023 Equity Incentive Plan (the “2023 Plan”). It authorized the issuance of up to 6,666,667 shares of our common stock for the grant of awards under the 2023 Plan (adjusted on a retroactive basis to reflect our 1-for-3-reverse stock split effected on May 21, 2024). The 2023 Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2023 Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the 2023 Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the 2023 Plan.

As of June 30, 2026, approximately 3 million shares were available for future grants under the 2023 Plan.

Awards under the 2023 Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the 2023 Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

The Compensation Committee of our Board of Directors (the “Compensation Committee”) had previously approved a Stock Award Deferral Program (the “Deferral Program”). The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the 2023 Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the 2023 Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At both June 30, 2026 and December 31, 2025, there are approximately 92 thousand shares for which payments have been deferred until separation or a date elected by the participant. At June 30, 2026 and December 31, 2025, there are approximately 310 thousand and 269 thousand DERs earned but not yet delivered, respectively.
Grants of Restricted Stock Units (“RSUs”)

During the quarters ended June 30, 2026 and 2025, we granted RSU awards under the 2023 Plan to senior management, employees and directors. These RSU awards are designed to reward our senior management, employees and directors for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We granted 83 thousand and 522 thousand RSU awards under the 2023 Plan during quarter and six months ended June 30, 2026 with a grant date fair value of $1 million and $7 million which includes stock grants to Chimera employees and two HomeXpress employees who did not receive awards under the 2025 Inducement Award Plan for the 2026 performance year. We granted 58 thousand and 362 thousand RSU awards during the quarter and six months ended June 30, 2025 with a grant date fair value of $1 million and $5 million for the 2025 performance year, respectively.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee adopted the Chimera Investment Corporation 2025 Inducement Award Plan (the “2025 Inducement Award Plan”), pursuant to which we reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the 2025 Inducement Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The 2025 Inducement Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the 2025 Inducement Award Plan. We issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period as it relates to the HomeXpress Acquisition.

Effective April 1, 2026, we amended the settlement provisions applicable to dividend equivalent rights (“DERs”) issued under our 2025 Inducement Award Plan to permit settlement in cash, shares of our common stock or a combination thereof, at our discretion. Following the amendment, we evaluated the amended terms under ASC 718 and concluded that the DERs are liability-classified awards. Accordingly, we reclassified the outstanding DERs from equity to liabilities on the modification date and will subsequently remeasure the liability at fair value each reporting period until settlement. The amendment did not affect the accounting for the underlying restricted stock units, which continue to be classified as equity awards. We recognized $58 thousand of stock compensation expense related to DERs issued during the quarter.

Grants of Performance Share Units (“PSUs”)

PSU awards are designed to align compensation with our future performance. The PSU awards granted during the six months ended June 30, 2026 include a three-year performance period ending on December 31, 2028. For the PSU awards granted during the six months ended June 30, 2026, the final number of shares awarded will be between 0% and 150% of the PSUs granted based on share price performance compared to a peer group. The PSU awards granted during the six months ended June 30, 2025, include a three-year performance period ending on December 31, 2027. For the PSU awards granted during the six months ended June 30, 2025, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group.

Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. For the six months ended June 30, 2026, we granted 415 thousand PSU awards to senior management with a grant date fair value of $5 million. For the six months ended June 30, 2025, we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million.

We recognized stock-based compensation expense of $3 million and $8 million which includes stock grants to both Chimera and HomeXpress employees for the quarter and six months ended June 30, 2026. We recognized stock-based compensation expense of $2 million and $6 million for the quarter and six months ended June 30, 2025.

At June 30, 2026 and December 31, 2025, there were approximately 3 million and 2 million unvested shares of RSUs and PSUs granted to our employees and directors, respectively.

Contractual Obligations and Commitments
The following tables summarize our contractual obligations at June 30, 2026 and December 31, 2025. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

June 30, 2026
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$7,441,558	$293,052	$—	$—	$7,734,610
Securitized debt, collateralized by Non-Agency RMBS	54	26	2	23	105
Securitized debt at fair value, collateralized by Loans held for investment	1,006,088	2,000,798	1,177,259	1,588,323	5,772,468
Interest expense on MBS secured financing agreements (1)	40,204	1,099	—	—	41,303
Interest expense on securitized debt (1)	200,010	309,279	194,750	292,075	996,114
Total	$8,687,914	$2,604,254	$1,372,011	$1,880,421	$14,544,600
(1) Interest is based on variable rates in effect as of June 30, 2026.

December 31, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$5,305,130	$733,206	$—	$—	$6,038,336
Securitized debt, collateralized by Non-Agency RMBS	8	145	4	28	185
Securitized debt at fair value, collateralized by Loans held for investment	1,194,768	1,960,648	1,802,112	2,123,842	7,081,370
Interest expense on MBS secured financing agreements (1)	31,990	3,946	—	—	35,935
Interest expense on securitized debt (1)	247,789	385,515	250,747	350,176	1,234,228
Total	$6,779,685	$3,083,460	$2,052,862	$2,474,047	$14,390,054
(1) Interest is based on variable rates in effect as of December 31, 2025.

Not included in the table above as of December 31, 2025, is the unfunded construction loan commitment of $3 million. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter ended June 30, 2026, we did not make any additional fundings toward the commitment, and the total remained $57 million leaving an unfunded commitment of $18 million.

Capital Expenditure Requirements

At June 30, 2026 and December 31, 2025, we had no material commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary components of our market risk are related to credit risk, interest rate risk, prepayment risk, extension risk, basis risk and market risk. While we do not seek to avoid risk completely, we believe many risks can be quantified from historical experience and we seek to actively manage those risks and to maintain capital levels consistent with the risks we undertake.

Additionally, refer to Item 1A, “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information on risks we face.

Credit Risk

Through our Investment Portfolio segment, we are subject to credit risk in connection with our investments in Non-Agency RMBS and residential mortgage loans and may face more credit risk on assets we own that are rated below ‘‘AAA’’ or not rated. The credit risk related to these investments pertains to the ability and willingness of the borrowers to make scheduled debt servicing payments, which is assessed by lenders before credit is granted and reviewed by us prior to investment and periodically throughout the loan and security term. We believe that residential loan credit quality, and thus the quality of our assets, is primarily determined by the borrowers’ credit profiles, payment history, loan characteristics, and with respect to certain RTLs and investor loans, the ability of the borrower to renovate the properties, lease and collect rental income.

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

In connection with loan acquisitions, we or a third party perform an independent review of the mortgage file to assess the credit underwriting and compliance with respect to the mortgage loans as well as our ability to enforce the contractual rights in the mortgage. Depending on various elements of the proposed acquisition and loan and portfolio characteristics, we may not review all of the loans in a pool, but rather select an adverse sample of loans for diligence review based upon specific risk-based criteria such as property location, loan size, effective LTV ratio, payment history, borrower characteristics and other criteria we believe to be important indicators of credit risk. Additionally, we obtain representations and warranties from each seller with respect to the residential mortgage loans, including the origination and servicing of the mortgage loan as well as the enforceability of the lien on the mortgaged property. A loan that breaches any of these representations and warranties may obligate the related seller to repurchase the loan from us.

Our Residential Origination segment’s lending activities also utilize third-party due diligence firms. However, to the extent loans are funded prior to review by the third-party review vendor, and there are adverse findings with respect to such loans, depending on the deficiency we may not be able to sell the loan, or may not be able to obtain a price for the loan that exceeds our cost to originate, in which case we may realize a loss.

Additionally, we closely monitor credit losses incurred, as well as how expectations of credit losses are expected to change on our Non-Agency RMBS and Loans held for investment portfolios. We estimate future credit losses based on historical experience, market trends and forecasts and current delinquencies, as well as expected recoveries. The net present value of these expected credit losses can change, sometimes significantly from period to period, as new information becomes available. When credit loss experience and expectations improve, we will expect to collect more principal on our investments. If credit loss experience and expectations deteriorate, we will expect to collect less principal on our investments. The favorable or unfavorable changes in credit losses are reflected in the yield on our investments in mortgage loans and recognized in earnings over the remaining life of our investments. The following table presents changes to net present value of expected credit losses for our Non-Agency RMBS and Loans held for investment portfolios during the previous five quarters. Gross losses are discounted at the rate used to amortize any discounts or premiums on our investments into income. A decrease (negative balance) in the “Increase/(decrease)” line item in the tables below represents a favorable change in expected credit losses. An increase (positive balance) in the “Increase/(decrease)” line item in the tables below represents an unfavorable change in expected credit losses.

Changes to net present value of expected credit losses — Non-Agency RMBS

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Balance, beginning of period	$96,017	$95,483	$93,781	$90,565	$89,065
Realized losses	(1,637)	(650)	(1,441)	(1,539)	(1,613)
Accretion	3,917	3,663	3,452	3,317	3,072
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	(271)	(276)	(142)	(7,328)	—
Increase/(decrease)	1,327	(2,203)	(167)	8,766	41
Balance, end of period	$99,353	$96,017	$95,483	$93,781	$90,565

Changes to net present value of expected credit losses — Loans held for Investment

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Balance, beginning of period	$78,402	$94,859	$97,910	$102,727	$106,961
Realized losses	(2,307)	(13,147)	(6,565)	(6,717)	(7,816)
Accretion	1,001	1,034	1,312	1,385	1,439
Losses on purchases	—	—	—	—	—
Increase/(decrease)	(1,262)	(4,344)	2,202	515	2,143
Balance, end of period	$75,834	$78,402	$94,859	$97,910	$102,727

Additionally, the Non-Agency RMBS which we acquire for our portfolio are reviewed by us to ensure that they satisfy our risk-based criteria. Our review of Non-Agency RMBS and other ABS is based on quantitative and qualitative analysis of the risk-adjusted returns on Non-Agency RMBS and other ABS. This analysis includes an evaluation of the collateral characteristics supporting the RMBS such as borrower payment history, credit profiles, geographic concentrations, seasoning, collateral value, the security’s credit enhancement, payment priorities across classes of securities, and other pertinent factors.

Interest Rate Risk

Our net interest income, borrowing activities and profitability could be negatively affected by changes in interest rates and the shape of the yield curve. These risks may be influenced by factors that could lead the Federal Reserve to increase or decrease the federal funds rate and the supply of, and market demand for, U.S. Treasury securities. A prolonged period of volatile and unstable market conditions would likely increase our funding costs, reduce our net interest income and negatively affect the fair market value of our investments. This could in turn have a material adverse effect on our net income, operating results, or financial condition.

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments, our lending activities and our related debt obligations, which are generally secured financing agreements and securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk by utilizing derivative contracts, primarily interest rate swap agreements, swaptions, interest rate caps, and futures. While we may use interest rate hedges to mitigate risks related to changes in interest rate, the hedges may not fully offset interest expense movements.

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

Interest Rate Effects on Net Interest Income

Our operating results depend, in large part, on differences between the income from our investments and our borrowing costs. Most of our warehouse facilities and secured financing agreements provide financing based on a floating rate of interest calculated on a fixed spread over SOFR. The fixed spread varies depending on the type of underlying asset that collateralizes the financing as well as the amount and term of that financing. During periods of rising interest rates, the borrowing costs associated with our investments tend to increase while the income earned from our investments may remain substantially unchanged or decrease. This will result in a narrowing of the net interest spread between the related assets and borrowings and may even result in losses. To the extent delinquencies or defaults increase, this could have an adverse effect on the spread between interest-earning assets and interest-bearing liabilities. We generally do not hedge against credit losses. Hedging techniques are partly based on assumed levels of prepayments of our residential mortgage loans and RMBS. If prepayments are slower or faster than assumed, the life of the residential mortgage loans and RMBS will be longer or shorter, which would reduce the effectiveness of any hedging strategies we may use and may cause losses on such transactions. Similarly, if interest rates declined and the levels of prepayments increased, this would have the effect of shortening the life of our interests in MSR financing receivables and may reduce the cash and interest income related to such investments.

Interest Rate Effects on Fair Value

Another component of interest rate risk is the effect changes in interest rates will have on the fair value of our investments and the assets we originate. We face the risk that the fair value of our assets will increase or decrease at different rates than that of our liabilities, including our hedging instruments, if any. We primarily assess our interest rate risk by estimating the duration of our assets compared to the duration of our liabilities and hedges. Duration essentially measures the market price movements of financial instruments as interest rates change. We generally calculate duration using various financial models, assumptions and empirical data. Different models and methodologies can produce different duration estimates for the same securities.

The impact of changes in interest rates on the fair value of our assets is not linear. As the magnitude of interest rate movements increases, the corresponding changes in fair value may become progressively larger due to the convexity characteristics of the underlying assets. As a result, periods of significant interest rate volatility may produce disproportionately greater changes in the fair value of our assets. In addition, other factors impact the fair value of our interest rate-sensitive investments and hedging instruments, such as the shape of the yield curve, market expectations as to future interest rate changes and other market conditions. Accordingly, in the event of changes in actual interest rates, the change in the fair value of our assets would likely differ from that shown below and such difference might be material and adverse to our stockholders.

Interest Rate Cap Risk

We may also invest in adjustable-rate residential mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate cap and floors, which limit the amount by which the loan or security’s interest rate may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest-rate on our adjustable-rate residential mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income available on our adjustable-rate mortgages or RMBS to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which could harm our financial condition, cash flows and results of operations.

Interest Rate Mismatch Risk

We fund a substantial portion of our investments with borrowings that have interest rates based on indices with shorter maturities than indices used to derive the interest rate on the adjustable rate mortgage assets and MBS we own, thereby creating an interest rate mismatch between assets and liabilities. In many cases, our cost of funds would likely rise or fall more quickly than the earnings rate on our assets. During periods of changing interest rates, such interest rate mismatches could negatively impact our financial condition, cash flows and results of operations. We may utilize derivatives as part of the hedging strategies to mitigate interest rate mismatches. Our analysis of risk is based on our experience, estimates, models and assumptions. These analyses rely on models which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by our management may produce results that differ significantly from the estimates and assumptions used in our models and the projected results.

To further mitigate potential interest rate risk, we have entered into agreements for longer term, non-MTM financing facilities at rates that are higher than short-term secured financing agreements. These longer term agreements are primarily collateralized by our less liquid Non-Agency RMBS assets. Having non-MTM financing facilities are intended to mitigate liquidity risk related to margin calls and prevent the need to liquidate collateral in a volatile market. If rates on short term secured financing agreements fall, we may be locked into higher interest expenses than would otherwise be available in the market to finance our portfolio.

Our profitability and the value of our investment portfolio, including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured against the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2026 and all prepayment and cash flow estimates are made at each rate sensitivity level. Actual results could differ significantly from these estimates.

	June 30, 2026 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	(5.25)%	1.90%
-50 Basis Points	(3.11)%	1.00%
Base Interest Rate	—	—
+50 Basis Points	1.06%	(1.20)%
+100 Basis Points	0.28%	(2.50)%
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

Management computes the projected weighted-average life of our investments based on assumptions regarding the rate at which borrowers will prepay the underlying mortgages. If prepayment rates decrease in a rising interest rate environment, the average life of the related assets could extend beyond original expectations. This extension risk may result in a mismatch between the duration of our borrowings and the related assets being financed, which could impact our net interest income. In such cases, the income earned on the mortgage assets may remain stable, while borrowing costs could rise, potentially negatively affecting our results from operations. Additionally, in volatile markets, we may be forced to sell assets to maintain adequate liquidity, which could result in losses.

Basis Risk - Investment Portfolio

We may seek to mitigate a portion of our interest rate risk through the use of interest rate swaps, caps and other derivative instruments, which are primarily intended to manage the interest rate exposure associated with our financing activities. These hedging instruments do not eliminate all market risk. In particular, changes in mortgage spreads, credit spreads, prepayment expectations, liquidity conditions and other market factors may cause the value of our assets to change differently than the value of our hedging instruments. As a result, declines in the fair value of our assets may exceed gains in the fair value of our hedging instruments, which could adversely affect our book value.

Market Risk

Market Value Risk

Certain of our securities classified as available-for-sale are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income. The estimated fair value of these securities fluctuates primarily due to changes in interest rates, prepayment speeds, market liquidity, credit quality, credit spreads and other factors. Generally, in a rising interest rate environment, the estimated fair value of these securities would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these securities would be expected to increase. As market volatility increases or liquidity decreases, the fair value of our investments may be adversely impacted.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at June 30, 2026. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate derivatives, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

	June 30, 2026
	(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$272,052	$4,491,781	$520,720	$8,936,182	$14,220,735
Cash equivalents	384,155	—	—	—	384,155
Total rate sensitive assets	$656,207	$4,491,781	$520,720	$8,936,182	$14,604,890

Rate sensitive liabilities	7,060,352	2,829,122	452,093	2,119,012	12,460,579
Interest rate sensitivity gap	$(6,404,145)	$1,662,659	$68,627	$6,817,170	$2,144,311

Cumulative rate sensitivity gap	$(6,404,145)	$(4,741,486)	$(4,672,859)	$2,144,311

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(44)%	(32)%	(32)%	15%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the second quarter of 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2024, the Company’s Board of Directors updated the authorization of the Company’s Share Repurchase Program to include the Company's preferred stock and increased the authorization by $33 million to $250 million. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Shares of the Company’s common stock may be purchased in the open market, including through block purchases, through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. The timing, manner, price and amount of any repurchases will be determined at the Company's discretion and the program may be suspended, terminated or modified at any time, for any reason. Among other factors, the Company intends to only consider repurchasing shares of its common stock when the purchase price is less than the last publicly reported book value per common share. In addition, the Company does not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate the Company to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

The Company did not repurchase any of its common stock during the six months ended June 30, 2026.

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
Date: August 5, 2026

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: August 5, 2026