Form 10-Q
period 2026-09-30
CHIMERA INVESTMENT CORP
filed 2026-11-05
CIK 1409493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                 TO

COMMISSION FILE NUMBER: 1-33796

CHIMERA INVESTMENT CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland		26-0630461
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification Number)
One Rockefeller Plaza, 32nd Floor
New York,	New York	10020
(Address of Principal Executive Offices)		(Zip Code)

(888) 895-6557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Common Stock, par value $0.01 per share	CIM	New York Stock Exchange
8.00% Series A Cumulative Redeemable Preferred Stock	CIM PRA	New York Stock Exchange
8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRB	New York Stock Exchange
7.75% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRC	New York Stock Exchange
8.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	CIM PRD	New York Stock Exchange
9.000% Senior Notes due 2029	CIMN	New York Stock Exchange
9.250% Senior Notes due 2029	CIMO	New York Stock Exchange
8.875% Senior Notes due 2030	CIMP	New York Stock Exchange

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
☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:

Class	Outstanding at October 31, 2026
Common Stock, $0.01 par value	83,712,494

CHIMERA INVESTMENT CORPORATION

FORM 10-Q

TABLE OF CONTENTS

	PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
	Consolidated Statements of Financial Condition as of September 30, 2026 (Unaudited) and December 31, 2025 (Derived from the audited consolidated financial statements as of December 31, 2025)	3
	Consolidated Statements of Operations (Unaudited) for the quarters and nine months ended September 30, 2026 and 2025	4
	Consolidated Statements of Comprehensive Income (Loss) (Unaudited) for the quarters and nine months ended September 30, 2026 and 2025	5
	Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the quarters and nine months ended September 30, 2026 and 2025	6
	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025	7
	Notes to Consolidated Financial Statements (Unaudited)	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	64
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	103
ITEM 4.	CONTROLS AND PROCEDURES	110

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	110
ITEM 1A.	RISK FACTORS	110
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	110
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	110
ITEM 4.	MINE SAFETY DISCLOSURES	110
ITEM 5.	OTHER INFORMATION	110
ITEM 6.	EXHIBITS	111
	SIGNATURES	113

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
•GSE refers to a government-sponsored enterprise, such as Fannie Mae and Freddie Mac;
•FHFA refers to the Federal Housing Finance Agency;
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
•Agency CMO refers to collateralized mortgage obligations that are guaranteed by an Agency and are included in Agency RMBS;
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

Part I - Financial Information

Item 1. Consolidated Financial Statements

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(dollars in thousands, except share and per share data)
	(Unaudited)
	September 30, 2026	December 31, 2025
Assets:
Cash and cash equivalents	$357,179	$278,582
Non-Agency RMBS, at fair value (net of allowance for credit losses of $60 million and $43 million, respectively)	673,683	817,280
Agency MBS, at fair value	5,545,002	3,463,485
Loans held for investment, at fair value	7,405,464	9,803,615
Loans held-for-sale, at fair value	1,986,814	896,117
Accrued interest receivable	85,283	78,691
Other assets	493,316	408,291
Interests in MSR financing receivables	41,256	37,294
Derivatives, at fair value, net	121,209	25,187
Total assets (1)	$16,709,206	$15,808,542
Liabilities:
Secured financing agreements ($9.7 billion and $7.4 billion pledged as collateral, respectively, and includes $267 million and $299 million at fair value, respectively)	$8,619,936	$6,031,182
Securitized debt, collateralized by Non-Agency RMBS ($185 million and $210 million pledged as collateral, respectively)	62,329	66,579
Securitized debt at fair value, collateralized by Loans held for investment ($7.1 billion and $9.4 billion pledged as collateral, respectively)	5,077,677	6,721,302
Long term debt	253,063	251,528
Payable for investments purchased	343,161	3,267
Accrued interest payable	40,658	43,032
Dividends payable	43,080	34,891
Accounts payable and other liabilities	97,663	82,308
Derivatives, at fair value, net	1,318	1,759
Total liabilities (1)	$14,538,885	$13,235,848

Commitments and Contingencies (See Note 18)

Stockholders’ Equity:
Preferred Stock, par value of $0.01 per share, 100,000,000 shares authorized:
8.00% Series A cumulative redeemable: 5,800,000 shares issued and outstanding, respectively ($145,000 liquidation preference)	$58	$58
8.00% Series B cumulative redeemable: 13,000,000 shares issued and outstanding, respectively ($325,000 liquidation preference)	130	130
7.75% Series C cumulative redeemable: 10,400,000 shares issued and outstanding, respectively ($260,000 liquidation preference)	104	104
8.00% Series D cumulative redeemable: 8,000,000 shares issued and outstanding, respectively ($200,000 liquidation preference)	80	80
Common stock: par value $0.01 per share; 166,666,667 shares authorized, 83,711,818 and 83,402,145 shares issued and outstanding, respectively	837	834
Additional paid-in-capital	4,438,590	4,429,009
Accumulated other comprehensive income	112,845	146,295
Cumulative earnings	4,372,838	4,571,610
Cumulative distributions to stockholders	(6,755,161)	(6,575,426)
Total stockholders’ equity	$2,170,321	$2,572,694
Total liabilities and stockholders’ equity	$16,709,206	$15,808,542
(1) The Company's Consolidated Statements of Financial Condition include assets of consolidated variable interest entities, or VIEs, that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the primary beneficiary (Chimera Investment Corporation). As of September 30, 2026 and December 31, 2025, total assets of consolidated VIEs were $7,046,471 and $9,215,343, respectively, and total liabilities of consolidated VIEs were $4,981,153 and $6,533,891, respectively. See Note 10 for further discussion.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except share and per share data)
(Unaudited)
	For the Quarters Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Interest Income:
Interest income (1)	$230,687	$209,100	$671,607	$601,014
Interest expense (2)	159,504	144,089	454,912	400,773
Net interest income	71,183	65,011	216,695	200,241

Increase in provision for credit losses	6,847	2,587	16,863	10,383

Other income (losses):
Net unrealized gains (losses) on derivatives	127,224	(7,907)	160,772	(16,932)
Realized gains (losses) on derivatives	74,901	2,015	87,298	(15,857)
Periodic interest on derivatives, net	5,639	5,751	9,534	14,953
Net gains (losses) on derivatives	207,764	(141)	257,604	(17,836)
Investment management and advisory fees	7,978	8,509	21,682	26,254
Interest income from investment in MSR financing receivables, net (3)	777	500	3,927	500
Net unrealized gains (losses) on financial instruments at fair value	(391,000)	(36,995)	(471,922)	98,872
Net realized gains (losses) on sales of investments	(26,889)	1,991	(76,941)	76
Gains (losses) on extinguishment of debt	—	—	(41,605)	2,122
Other investment gains (losses)	1,063	1,945	1,382	4,481
Gain on origination and sale of loans, net	11,128	—	54,723	—
Total other income (losses)	(189,179)	(24,191)	(251,150)	114,469

Other expenses:
Compensation and benefits (4)	23,875	13,756	75,683	38,501
General and administrative expenses	12,174	6,936	35,814	20,658
Servicing and asset manager fees	6,164	6,991	16,117	21,726
Depreciation, amortization, and impairment of intangible assets	5,479	948	19,203	2,850
Transaction expenses	—	9,931	3,305	16,009
Total other expenses	47,692	38,562	150,122	99,744
Income (loss) before income taxes	(172,535)	(329)	(201,440)	204,583
Income tax expense (benefit)	(306)	251	(2,671)	2,416
Net income (loss)	$(172,229)	$(580)	$(198,769)	$202,167

Dividends on preferred stock	$21,433	$21,417	$63,910	$64,200

Net income (loss) available to common shareholders	$(193,662)	$(21,997)	$(262,679)	$137,967

Net income (loss) per share available to common shareholders:
Basic	$(2.31)	$(0.27)	$(3.14)	$1.69
Diluted	$(2.31)	$(0.27)	$(3.14)	$1.67

Weighted average number of common shares outstanding:
Basic	83,870,874	81,507,492	83,787,100	81,435,782
Diluted	83,870,874	81,507,492	83,787,100	82,696,006
(1) Includes interest income of consolidated VIEs of $104,642 and $137,597 for the quarters ended September 30, 2026 and 2025 respectively, and $339,901 and $423,817 for the nine months ended September 30, 2026 and 2025, respectively. See Note 10 for further discussion.
(2) Includes interest expense of consolidated VIEs of $55,287 and $70,387 for the quarters ended September 30, 2026 and 2025 respectively, and $173,765 and $213,076 for the nine months ended September 30, 2026 and 2025, respectively. See Note 10 for further discussion.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $312 and $363 for the quarter ended September 30, 2026 and 2025, respectively, and $2,162 and $363 for the nine months ended September 30, 2026 and 2025. See Note 10 for further discussion.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $302 and $341 for the quarters ended September 30, 2026 and 2025, respectively, and $984 and $1,023 for the nine months ended September 30, 2026 and 2025, respectively.

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Comprehensive income (loss):
Net income (loss)	$(172,229)	$(580)	$(198,769)	$202,167
Other comprehensive loss:
Unrealized gains (losses) on available-for-sale securities, net	(16,139)	(5,059)	(36,590)	(12,073)
Reclassification adjustment for net realized losses (gains) included in net income for other-than-temporary credit impairment losses	—	2,056	3,140	2,056
Other comprehensive loss	$(16,139)	$(3,003)	$(33,450)	$(10,017)
Comprehensive income (loss) before preferred stock dividends	$(188,368)	$(3,583)	$(232,219)	$192,150
Dividends on preferred stock	$21,433	$21,417	$63,910	$64,200
Comprehensive income (loss) available to common stock shareholders	$(209,801)	$(25,000)	$(296,129)	$127,950

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands, except per share data)
(Unaudited)

For the Quarter Ended September 30, 2026

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2026	$58	$130	$104	$80	$837	$4,435,369	$128,984	$4,545,067	$(6,695,003)	$2,415,626
Net income (loss)	—	—	—	—	—	—	—	(172,229)	—	(172,229)
Other comprehensive income (loss)	—	—	—	—	—	—	(16,139)	—	—	(16,139)
Stock based compensation	—	—	—	—	—	2,918	—	—	—	2,918
Non-cash contribution from related party	—	—	—	—	—	302	—	—	—	302
Common dividends declared	—	—	—	—	—	—	—	—	(38,725)	(38,725)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,433)	(21,433)
Balance, September 30, 2026	$58	$130	$104	$80	$837	$4,438,590	$112,845	$4,372,838	$(6,755,161)	$2,170,321

For the Quarter Ended September 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, June 30, 2025	$58	$130	$104	$80	$810	$4,397,084	$152,435	$4,543,858	$(6,470,028)	$2,624,531
Net income (loss)	—	—	—	—	—	—	—	$(580)	—	(580)
Other comprehensive income (loss)	—	—	—	—	—	—	(3,003)	—	—	(3,003)
Stock based compensation	—	—	—	—	1	2,123	—	—	—	2,124
Non-cash contribution from related party	—	—	—	—	—	341	—	—	—	341
Common dividends declared	—	—	—	—	—	—	—	—	(30,758)	(30,758)
Preferred dividends declared	—	—	—	—	—	—	—	—	(21,417)	(21,417)
Balance, September 30, 2025	$58	$130	$104	$80	$811	$4,399,548	$149,432	$4,543,278	$(6,522,203)	$2,571,238

For the Nine Months Ended September 30, 2026

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2025	$58	$130	$104	$80	$834	$4,429,011	$146,295	$4,571,608	$(6,575,425)	$2,572,694
Net income (loss)	—	—	—	—	—	—	—	(198,769)	—	(198,769)
Other comprehensive income (loss)	—	—	—	—	—	—	(33,450)	—	—	(33,450)
Stock based compensation	—	—	—	—	3	8,595	—	—	—	8,598
Non-cash contribution from related party	—	—	—	—	—	984	—	—	—	984
Common dividends declared	—	—	—	—	—	—	—	—	(115,825)	(115,825)
Preferred dividends declared	—	—	—	—	—	—	—	—	(63,910)	(63,910)
Balance, September 30, 2026	$58	$130	$104	$80	$837	$4,438,590	$112,845	$4,372,838	$(6,755,161)	$2,170,321

For the Nine Months Ended September 30, 2025

	Series A Preferred Stock Par Value	Series B Preferred Stock Par Value	Series C Preferred Stock Par Value	Series D Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Cumulative Earnings	Cumulative Distributions to Stockholders	Total
Balance, December 31, 2024	$58	$130	$104	$80	$809	$4,390,516	$159,449	$4,341,111	$(6,366,068)	$2,526,189
Net income (loss)	—	—	—	—	—	—	—	202,167	—	202,167
Other comprehensive income (loss)	—	—	—	—	—	—	(10,017)	—	—	(10,017)
Stock based compensation	—	—	—	—	2	8,009	—	—	—	8,011
Non-cash contribution from related party	—	—	—	—	—	1,023	—	—	—	1,023
Common dividends declared	—	—	—	—	—	—	—	—	(91,935)	(91,935)
Preferred dividends declared	—	—	—	—	—	—	—	—	(64,200)	(64,200)
Balance, September 30, 2025	$58	$130	$104	$80	$811	$4,399,548	$149,432	$4,543,278	$(6,522,203)	$2,571,238

See accompanying notes to the consolidated financial statements.

CHIMERA INVESTMENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities:
Net income (loss)	$(198,769)	$202,167
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
(Accretion) amortization of investment discounts/premiums, net	(21,799)	(11,083)
Accretion of deferred financing costs, debt issuance costs, and Securitized debt discounts/premiums, net	12,890	12,606
Net unrealized (gains) losses on derivatives	(160,772)	16,932
(Payments) proceeds for derivative settlements	(27,861)	—
Margin received (paid) on derivatives	187,882	(61,027)
Net unrealized (gains) losses on financial instruments at fair value	471,922	(98,872)
Net realized (gains) losses on sales of investments	76,941	(76)
Other investment (gains) losses	(1,382)	(4,481)
Net increase in provision for credit losses	16,863	10,383
Depreciation, amortization, and impairment of intangible assets	19,203	2,850
Gain on origination and sale of loans, net - hedging instruments	(4,961)	—
(Gain) loss on extinguishment of debt	41,605	(2,122)
Equity-based compensation expense	8,598	8,009
Non-cash imputed compensation related to business acquisition	984	1,023
Originations and purchases of mortgage loans held-for-sale	(3,217,601)	—
Sales, settlements and proceeds from sale of loans held-for-sale	2,450,396	—
Fair value adjustment on mortgage loans held-for-sale	18,724	—
Changes in operating assets:
(Increase) decrease in accrued interest receivable	(4,690)	9,154
(Increase) in other assets	(183,389)	(182,465)
Changes in operating liabilities:
Increase in accounts payable and other liabilities	21,352	4,331
(Decrease) in accrued interest payable	(2,374)	(3,436)
Net cash used in operating activities	$(496,238)	$(96,107)
Cash Flows From Investing Activities:
Agency MBS portfolio:
Purchases	$(4,244,692)	$(3,316,400)
Sales	1,309,781	1,045,557
Principal payments	522,454	101,434
Non-Agency RMBS portfolio:
Purchases	—	—
Sales	13,491	141,967
Principal payments	68,535	72,909
Loans held for investment:
Purchases	(469,382)	(439,773)
Sales	1,657,190	—
Principal payments	842,034	1,112,512
Payments on purchases of investment in MSR financing receivables	—	(38,221)
Distributions received from interests in MSR financing receivables	10,491	—
Net cash used in investing activities	$(290,098)	$(1,320,015)
Cash Flows From Financing Activities:
Proceeds from secured financing agreements	$56,822,897	$38,239,697
Payments on secured financing agreements	(54,224,941)	(36,197,462)
Proceeds from securitized debt borrowings, collateralized by Loans held for investment	378,755	1,011,244
Payments on securitized debt borrowings, collateralized by Loans held for investment	(1,938,343)	(1,190,353)
Payments on securitized debt borrowings, collateralized by Non-Agency RMBS	(3)	(16)
Net proceeds from issuance of unsecured debt	—	115,494

Common dividends paid	(107,636)	(90,805)
Preferred dividends paid	(63,910)	(64,200)
Net cash provided by financing activities	$866,819	$1,823,599
Net increase in cash, cash equivalents and restricted cash	80,483	407,477
Cash, cash equivalents and restricted cash at beginning of period	284,465	83,998
Cash, cash equivalents and restricted cash at end of period	$364,948	$491,475

Supplemental disclosure of cash flow information:
Interest received	$643,216	$599,085
Interest paid	444,396	391,609
Change in fair value of contingent earn-out liability	(4,240)	1,797

Non-cash investing activities:
Receivable for investments sold	$—	$189,591
Payable for investments purchased	343,161	193,366
Net change in unrealized gain (loss) on available-for-sale securities	(33,450)	(10,018)

Non-cash financing activities:
Dividends declared, not yet paid	$43,080	$35,395

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
On December 2, 2024, the Company acquired The Palisades Group, LLC (“TPG”), Palisades Advisory Services, LLC (“PAS”), Palisades Technology Holdings, LLC, and their respective subsidiaries (the “Palisades Acquisition”). As a result of the Palisades Acquisition, the Company began providing investment management and advisory services primarily through TPG and PAS (together with TPG, “Palisades”). TPG is registered with the SEC as an investment adviser under the Investment Advisers Act of 1940 (the “Advisers Act”), and PAS is a relying adviser with respect to TPG’s investment adviser registration. PAS is the asset manager for certain securitizations sponsored by the Company and received $33 thousand and $106 thousand for the quarter and nine months ended September 30, 2026 and $87 thousand for the nine months ended September 30, 2025, in asset manager fees, respectively.
On June 8, 2026, PAS entered into a transition services agreement, effective April 1, 2026, to facilitate the transition of certain investment management and advisory services to a third-party service provider through December 31, 2027. Under the agreement, certain investment management and advisory fees are contractually allocated between PAS and the sub-advisor during the transition period. PAS recognizes the related fees on a gross basis within Investment management and advisory fees, with the amounts allocated to the sub-advisor recognized in Servicing and asset manager fees in the Consolidated Statements of Operations.
On October 1, 2025, the Company acquired HomeXpress Mortgage Corp. (the “HomeXpress Acquisition”). HomeXpress Mortgage Corp. (“HomeXpress”) is a leading originator of Non-QM residential mortgage loans (both consumer loans and Investor Loans) and other Non-Agency and Agency mortgage loan products with a nationwide presence across 47 states and D.C.
On May 18, 2022, the Company made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and nine months ended September 30, 2026, the Company did not make any additional fundings toward the commitment, and the total remained $57 million leaving an unfunded commitment of $18 million. The Company's investment in this fund, which had a carrying amount of $71 million as of September 30, 2026, is included within the Investment Portfolio segment and is accounted for under the equity method within Other assets on the Consolidated Statements of Financial Condition. The Company records any gains and losses associated with its equity method investments in Other investment gains (losses) on the Consolidated Statements of Operations. Kah Capital Management ceased to provide asset servicing oversight as of the end of the first quarter of 2025. There were no mortgage asset servicing oversight fees paid to Kah Capital Management during the quarter and the nine months ended September 30, 2026. The Company paid $118 thousand of mortgage asset servicing oversight fees to Kah Capital Management during the nine months ended September 30, 2025. These fees are reported within Other expenses on the Consolidated Statements of Operations.

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
The trusts are structured as entities that receive principal and interest on the underlying collateral and distribute those payments to the security holders. The assets held by the securitization entities are restricted in that they can only be used to fulfill the obligations of the securitization entity. The Company’s risks associated with its involvement with these VIEs are limited to its risks and rights as a holder of the security it has retained as well as certain risks associated with being the sponsor and depositor of and the seller, directly or indirectly to, the securitization entities.
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

Restricted cash balances of $8 million and $6 million as of September 30, 2026, and December 31, 2025, respectively, are included in Other assets on the Company's Consolidated Statements of Financial Condition.

Reconciliation of cash, cash equivalents and restricted cash

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported on the Company's Consolidated Statements of Financial Condition to the total amounts presented in the Company's Consolidated Statements of Cash Flows:

	As of
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Cash and cash equivalents	$357,179	$278,582
Restricted cash	7,769	5,883
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$364,948	$284,465

(e) Income Taxes

The Company does not have any material unrecognized tax positions that would affect its financial statements or require disclosure. No accruals for penalties and interest were necessary as of September 30, 2026 or December 31, 2025.

(f) Goodwill & Intangible Assets

At September 30, 2026, the Company had recorded goodwill of $95 million representing the excess of the fair value of consideration transferred over the fair value of net assets acquired in connection with the Palisades and HomeXpress Acquisitions.

The amounts recorded in connection with the HomeXpress Acquisition remain subject to adjustment during the measurement period. The purchase price allocation for the Palisades Acquisition, which was completed in December 2024, has been finalized.

At September 30, 2026, the Company had intangible assets with a carrying amount of $90 million and $13 million of accumulated amortization, primarily comprised of asset management contracts and developed technology recognized as part of the Palisades Acquisition, and trade names, broker relationships, developed technology, and licenses recognized as part of the HomeXpress Acquisition. These intangible assets are amortized over their estimated useful lives, which range from one to ten years. Goodwill and intangible assets are included in Other assets on the Company’s Consolidated Statements of Financial Condition.

Goodwill is not amortized but is assessed for impairment at least annually. Intangible assets are reviewed for impairment upon the occurrence of triggering events or changes in circumstances indicating that the carrying value may not be recoverable.

During the first quarter of 2026, the Company identified a triggering event related to certain asset management contracts associated with the Palisades Acquisition, resulting from changes in expected future cash flows. As a result, the Company recorded an impairment charge of $5 million to reduce the carrying value of the related intangible assets to their estimated fair value. The impairment charge is included in Depreciation, amortization, and impairment expense of intangible assets on the Company’s Consolidated Statements of Operations.

During the third quarter of 2026, following the execution of amended contractual arrangements with one of its customers, the Company reassessed the estimated remaining useful life of an asset management contract intangible asset acquired in the Palisades Acquisition. Based on the amended contractual arrangements and management's expectation that the existing sub-advisory agreement and related assets will not generate additional cash flows beyond December 31, 2027, the Company revised the estimated remaining useful life of the intangible asset to end on December 31, 2027. In connection with this reassessment, the Company performed a recoverability assessment as of July 31, 2026 and determined that the carrying amount of the intangible asset was recoverable based on estimated future undiscounted cash flows. Accordingly, no additional impairment charge was recognized, and the remaining carrying amount of the intangible asset is being amortized prospectively over its revised remaining useful life.

(g) Segment Reporting

The Company has two reportable segments under the guidance of ASC 280, Segment Reporting: (i) Investment Portfolio and (ii) Residential Origination. The Investment Portfolio segment consists of the Company’s investments and third-party advisory services activities, as well as the purchase and aggregation of LHFS from HomeXpress and third-party mortgage originators for future securitizations. The Residential Origination segment consists of the stand-alone mortgage origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans), and other Non-Agency and Agency mortgage loan products.

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

(j) Recent Accounting Pronouncements

Recently Adopted Accounting Standards

The Company adopted ASU 2025-05 effective January 1, 2026, as previously disclosed in prior interim reporting periods. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently amended by ASU 2025-01, Clarifying the Effective Date. This standard requires public business entities to disclose additional disaggregated information about certain expense categories included in the income statement, including employee compensation, depreciation, and intangible asset amortization, as applicable. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its related disclosures but does not expect adoption to have a material impact on its consolidated financial position or results of operations.

The Company evaluated the provisions of ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock; ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818); and ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. The Company determined that these standards are not currently applicable to its operations or financial reporting. Specifically, ASU 2026-03 applies to investment companies within the scope of ASC 946, Financial Services—Investment Companies, and the Company is not within the scope of that guidance. Accordingly, the Company does not expect the adoption of these standards to have an impact on its unaudited consolidated financial statements, fair value measurement policies, or related disclosures.

Except as described above, there have been no material changes to the Company's assessment of accounting standards not yet adopted, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

The tables below present amortized cost, allowance for credit losses, fair value and unrealized gains/losses of the Company's MBS investments as of September 30, 2026 and December 31, 2025.

September 30, 2026
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$816,412	$41,564	$(462,763)	$395,213	$(59,762)	$442,943	$112,676	$(5,184)	$107,492
Subordinated	382,975	1,753	(211,799)	172,929	(345)	177,837	18,735	(13,482)	5,253
Interest-only	2,282,171	139,872	—	139,872	—	52,903	12,421	(99,390)	(86,969)
Agency RMBS
Pass-through	5,739,072	95,229	(58,127)	5,776,174	—	5,528,455	—	(247,719)	(247,719)
Agency CMBS
ACMBS bond	17,905	—	(400)	17,505	—	16,547	—	(958)	(958)
Total	$9,238,535	$278,418	$(733,089)	$6,501,693	$(60,107)	$6,218,685	$143,832	$(366,733)	$(222,901)

December 31, 2025
(dollars in thousands)
	Principal or Notional Value	Total Premium	Total Discount	Amortized Cost	Allowance for Credit Loss	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Non-Agency RMBS
Senior	$852,887	$31,697	$(478,409)	$406,175	$(41,342)	$505,004	$143,580	$(3,409)	$140,171
Subordinated	453,269	1,852	(231,167)	223,954	(1,901)	233,315	22,925	(11,663)	11,262
Interest-only	2,428,976	146,461	—	146,461	—	78,961	13,286	(80,786)	(67,500)
Agency RMBS
Pass-through	3,096,299	21,495	(89,999)	3,027,795	—	3,081,573	54,015	(237)	53,778
CMO	330,871	—	(186)	330,685	—	331,909	1,357	(133)	1,224
Interest-only	367,866	18,637	—	18,637	—	14,867	65	(3,835)	(3,770)
Agency CMBS
Project loans	39,693	602	—	40,295	—	32,539	—	(7,756)	(7,756)
Interest-only	123,375	3,295	—	3,295	—	2,597	132	(830)	(698)
Total	$7,693,236	$224,039	$(799,761)	$4,197,297	$(43,243)	$4,280,765	$235,360	$(108,649)	$126,711

The following tables present the gross unrealized losses and estimated fair value of the Company’s MBS by length of time that such securities have been in a continuous unrealized loss position at September 30, 2026 and December 31, 2025. All Non-Agency RMBS held as available-for-sale, and not accounted under the fair value option election in an unrealized loss position, have been evaluated by the Company for current expected credit losses.

	September 30, 2026
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$27,969	$(1,309)	7	$16,620	$(3,875)	5	$44,589	$(5,184)	12
Subordinated	10,023	(1,008)	5	62,939	(12,474)	12	72,962	(13,482)	17
Interest-only	5,238	(2,171)	14	23,028	(97,219)	126	28,266	(99,390)	140
Agency RMBS
Pass-through	5,506,819	(246,243)	247	21,637	(1,476)	3	5,528,456	(247,719)	250
Agency CMBS
ACMBS bond	16,548	(958)	2	—	—	—	16,548	(958)	2
Total	$5,566,597	$(251,689)	275	$124,224	$(115,044)	146	$5,690,821	$(366,733)	421

	December 31, 2025
	(dollars in thousands)
	Unrealized Loss Position for Less than 12 Months			Unrealized Loss Position for 12 Months or More			Total
	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions	Estimated Fair Value	Unrealized Losses	Number of Positions
Non-Agency RMBS
Senior	$15,408	$(266)	4	$16,902	$(3,143)	4	$32,311	$(3,409)	8
Subordinated	8,492	(144)	3	81,581	(11,519)	14	90,073	(11,663)	17
Interest-only	1,297	(22)	4	44,675	(80,764)	126	45,972	(80,786)	130
Agency RMBS
Pass-through	147,898	(237)	8	—	—	—	147,898	(237)	8
CMO	57,000	(133)	1	—	—	—	57,000	(133)	1
Interest-only	8,302	(203)	5	2,928	(3,632)	5	11,229	(3,835)	10
Agency CMBS
Project loans	4,245	(798)	2	28,295	(6,958)	31	32,540	(7,756)	33
Interest-only	—	—	—	1,154	(830)	1	1,154	(830)	1
Total	$242,642	$(1,803)	27	$175,535	$(106,846)	181	$418,177	$(108,649)	208

At September 30, 2026, the Company did not intend to sell any of its Non-Agency MBS classified as available-for-sale that were in an unrealized loss position, and it was not more likely than not that the Company would be required to sell these MBS investments before recovery of their amortized cost basis, which may be at their maturity. During the nine months ended September 30, 2026, the Company sold certain securities, resulting in reductions to the unrealized losses associated with these securities totaling $3 million. With respect to RMBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these RMBS is either expressly prohibited, not probable, or is limited to specified events of default, none of which have occurred as of September 30, 2026.

Gross unrealized losses on the Company’s Non-Agency RMBS (excluding Non-Agency RMBS which are reported at fair value with changes in fair value recorded in earnings), net of any allowance for credit losses, were $7 million at September 30, 2026 and December 31, 2025. After evaluating the securities and recording any allowance for credit losses, the Company concluded that the remaining unrealized losses reflected above were non-credit related and would be recovered from the securities' estimated future cash flows. The Company considered a number of factors in reaching this conclusion, including that it did not intend to sell the securities, it was not considered more likely than not that it would be required to sell the securities prior to recovering the amortized cost, and there were no material credit events that would have caused the Company to otherwise conclude that it would not recover the amortized cost. The allowance for credit losses is calculated by comparing the estimated future cash flows of each security discounted at the yield determined as of the initial acquisition date or, if since revised, as of the last date previously revised, to the net amortized cost basis. Significant judgment is used in projecting cash flows for Non-Agency RMBS.

The Company has reviewed its Non-Agency RMBS that are in an unrealized loss position to identify those securities with losses that are credit related based on an assessment of changes in cash flows expected to be collected for such RMBS, which considers recent bond performance and expected future performance of the underlying collateral. A summary of the credit losses allowance on available-for-sale securities for the quarters and nine months ended September 30, 2026 and September 30, 2025 are presented below.

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands)		(dollars in thousands)
Beginning allowance for credit losses	$53,260	$36,194	$43,243	$28,397
Additions to the allowance for credit losses on securities for which credit losses were not previously recorded	308	183	2,065	520
Reductions for the securities sold during the period	—	(485)	(2,246)	(485)
Increase/(decrease) on securities with an allowance in the prior period	6,760	2,513	17,449	10,531
Write-offs charged against the allowance	(286)	(222)	(640)	(811)
Recoveries of amounts previously written off	65	112	235	143
Ending allowance for credit losses	$60,107	$38,295	$60,107	$38,295

The following table presents significant credit quality indicators used for the credit loss allowance on the Company’s Non-Agency RMBS investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$217,094	7.7%	1.2%	30.1%
Subordinated	$2,203	6.0%	0.6%	31.2%

	December 31, 2025
	(dollars in thousands)
		Prepay Rate	CDR	Loss Severity
	Amortized Cost	Weighted Average	Weighted Average	Weighted Average
Non-Agency RMBS
Senior	$152,299	6.9%	1.4%	29.8%
Subordinated	$20,688	6.3%	0.3%	48.4%

The increase in the allowance for credit losses during the quarter and nine months ended September 30, 2026, is primarily due to a deterioration in cash flows on certain investments, compared to the same period of 2025. In addition, certain Non-Agency RMBS positions now have higher unrealized losses and resulted in the recognition of an allowance for credit losses which was previously limited by unrealized gains on these investments.

The following tables present a summary of unrealized gains and losses at September 30, 2026 and December 31, 2025.

	September 30, 2026
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$112,676	$—	$112,676	$(5,184)	$—	$(5,184)
Subordinated	6,674	12,061	18,735	(1,321)	(12,161)	(13,482)
Interest-only	—	12,421	12,421	—	(99,390)	(99,390)
Agency RMBS
Pass-through	—	—	—	—	(247,719)	(247,719)
Agency CMBS
ACMBS bond	—	—	—	—	(958)	(958)
Total	$119,350	$24,482	$143,832	$(6,505)	$(360,228)	$(366,733)

	December 31, 2025
	(dollars in thousands)
	Gross Unrealized Gain Included in Accumulated Other Comprehensive Income	Gross Unrealized Gain Included in Cumulative Earnings	Total Gross Unrealized Gain	Gross Unrealized Loss Included in Accumulated Other Comprehensive Income	Gross Unrealized Loss Included in Cumulative Earnings	Total Gross Unrealized Loss
Non-Agency RMBS
Senior	$143,580	$—	$143,580	$(3,409)	$—	$(3,409)
Subordinated	9,519	13,406	22,925	(3,395)	(8,268)	(11,663)
Interest-only	—	13,286	13,286	—	(80,786)	(80,786)
Agency RMBS
Pass-through	—	54,015	54,015	—	(237)	(237)
CMO	—	1,357	1,357	—	(133)	(133)
Interest-only	—	65	65	—	(3,835)	(3,835)
Agency CMBS
Project loans	—	—	—	—	(7,756)	(7,756)
Interest-only	—	132	132	—	(830)	(830)
Total	$153,099	$82,261	$235,360	$(6,804)	$(101,845)	$(108,649)

Changes in prepayments, actual cash flows, and cash flows expected to be collected, among other items, are affected by the collateral characteristics of each asset class. The Company chooses assets for the portfolio after carefully evaluating each investment’s risk profile.

The following tables provide a summary of the Company’s MBS portfolio at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$816,412	$41.09	$54.25	5.7%	21.8%
Subordinated	382,975	45.06	46.44	3.8%	9.2%
Interest-only	2,282,171	6.13	2.32	0.8%	3.3%
Agency RMBS
Pass-through	5,739,072	100.65	96.33	5.6%	5.4%
Agency CMBS
ACMBS bond	17,905	97.77	92.42	4.1%	4.4%
(1) Bond Equivalent Yield at period end.

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%
Subordinated	453,269	48.99	51.47	4.2%	9.3%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%
CMO	330,871	99.94	100.31	5.1%	5.1%
Interest-only	367,866	5.07	4.04	0.6%	6.5%
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%
Interest-only	123,375	2.67	2.11	0.7%	13.0%
(1) Bond Equivalent Yield at period end.

Actual maturities of MBS are generally shorter than the stated contractual maturities. Actual maturities of the Company’s MBS are affected by the underlying mortgages, periodic payments of principal, realized losses and prepayments of principal. The following tables provide a summary of the fair value and amortized cost of the Company’s MBS at September 30, 2026 and December 31, 2025 according to their estimated weighted-average life classifications. The weighted-average lives of the MBS in the tables below are based on lifetime expected prepayment rates using the Company's prepayment assumptions for the Agency MBS and Non-Agency RMBS. The prepayment model considers a variety of factors, including but not limited to current interest rates, forward interest rate projections, shape and steepness of the interest rate curve, current mortgage rates, mortgage rates of the outstanding loan, and other borrower, loan, property, or market-related characteristics that may influence prepayment behavior.

	September 30, 2026
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$4,286	$53,935	$185,040	$199,682	$442,943
Subordinated	5,358	42,269	52,700	77,510	177,837
Interest-only	447	23,534	26,703	2,219	52,903
Agency RMBS
Pass-through	—	—	4,488,411	1,040,044	5,528,455
Agency CMBS
ACMBS bond	—	16,547	—	—	16,547
Total fair value	$10,091	$136,285	$4,752,854	$1,319,455	$6,218,685
Amortized cost
Non-Agency RMBS
Senior	$6,613	$61,120	$166,555	$160,925	$395,213
Subordinated	1,376	37,505	51,773	82,275	172,929
Interest-only	26,498	64,587	44,434	4,353	139,872
Agency RMBS
Pass-through	—	—	4,685,556	1,090,618	5,776,174
Agency CMBS
ACMBS bond	—	17,505	—	—	17,505
Total amortized cost	$34,487	$180,717	$4,948,318	$1,338,171	$6,501,693

	December 31, 2025
	(dollars in thousands)
	Weighted Average Life
	Less than one year	Greater than one year and less than five years	Greater than five years and less than ten years	Greater than ten years	Total
Fair value
Non-Agency RMBS
Senior	$9,088	$53,949	$193,582	$248,385	$505,004
Subordinated	—	62,392	68,089	102,834	233,315
Interest-only	105	35,063	41,116	2,677	78,961
Agency RMBS
Pass-through	—	161,124	2,801,491	118,958	3,081,573
CMO	—	—	331,909	—	331,909
Interest-only	—	14,867	—	—	14,867
Agency CMBS
Project loans	—	—	—	32,539	32,539
Interest-only	—	2,597	—	—	2,597
Total fair value	$9,193	$329,992	$3,436,187	$505,393	$4,280,765
Amortized cost
Non-Agency RMBS
Senior	$9,377	$58,134	$161,393	$177,271	$406,175
Subordinated	—	56,909	64,198	102,847	223,954
Interest-only	16,343	76,174	50,216	3,728	146,461
Agency RMBS
Pass-through	—	160,244	2,751,648	115,903	3,027,795
CMO	—	—	330,685	—	330,685
Interest-only	—	18,637	—	—	18,637
Agency CMBS
Project loans	—	—	—	40,295	40,295
Interest-only	—	3,295	—	—	3,295
Total amortized cost	$25,720	$373,393	$3,358,140	$440,044	$4,197,297

The Non-Agency RMBS investments are secured by pools of mortgage loans which are subject to credit risk. The following table summarizes the delinquency, bankruptcy, foreclosure and real estate owned, or REO, total of the pools of mortgage loans securing the Company’s investments in Non-Agency RMBS at September 30, 2026 and December 31, 2025. When delinquency rates increase, it is expected that the Company may incur additional credit losses.

September 30, 2026	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of UPB	3.4%	1.2%	2.1%	1.3%	2.3%	0.6%	11.0%

December 31, 2025	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total
% of UPB	3.8%	1.5%	1.9%	1.4%	2.9%	0.7%	12.2%

The Non-Agency RMBS in the Portfolio have the following collateral characteristics at September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
Weighted average maturity (years)		15.4		16.3
Weighted average amortized loan to value (1)		53.6%		54.5%
Weighted average FICO (2)		707		707
Weighted average loan balance (in thousands)		$236		$243
Weighted average percentage owner-occupied		69.4%		68.7%
Weighted average percentage single family residence		60.7%		60.4%
Weighted average current credit enhancement		0.5%		0.7%
Weighted average geographic concentration of top four states	CA	33.8%	CA	33.5%
	NY	12.6%	NY	12.3%
	FL	7.0%	FL	7.2%
	NJ	4.6%	NJ	4.7%
(1) Value represents appraised value of the collateral at the time of loan origination.
(2) FICO as determined at the time of loan origination.

The table below presents the origination year of the underlying loans related to the Company’s portfolio of Non-Agency RMBS at September 30, 2026 and December 31, 2025.

Origination Year	September 30, 2026	December 31, 2025
2003 and prior	1.2%	1.2%
2004	0.7%	0.8%
2005	7.5%	7.7%
2006	41.7%	41.5%
2007	36.7%	34.4%
2008 - 2023	9.5%	11.1%
2024 and later	2.7%	3.3%
Total	100.0%	100.0%

Gross realized gains and losses are recorded in Net realized gains (losses) on sales of investments on the Company’s Consolidated Statements of Operations. The proceeds and gross realized gains and gross realized losses from sales of investments for the quarter and nine months ended September 30, 2026 and 2025 are as follows:

	For the Quarter Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands)		(dollars in thousands)
Proceeds from sales:
Non-Agency RMBS	$—	$129,720	$13,491	$141,954
Agency RMBS	1,171,260	914,532	1,241,168	1,040,424
Agency CMBS	—	3,348	34,913	3,348
Gross realized gains:
Non-Agency RMBS	—	574	—	574
Agency RMBS	442	13,880	940	13,880
Agency CMBS	—	1,562	79	1,562
Gross realized losses:
Non-Agency RMBS	—	(10,270)	(5,021)	(11,365)
Agency RMBS	(27,331)	(3,509)	(31,281)	(4,329)
Agency CMBS	—	(246)	(6,250)	(246)
Net realized gain (loss)	$(26,889)	$1,991	$(41,533)	$76

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

At September 30, 2026 and December 31, 2025, all Loans held for investment are carried at fair value. See Note 6 — Fair Value Measurements for a discussion on how the Company determines the fair values of the Loans held for investment. As changes in the fair value of these loans are reflected in earnings, the Company does not estimate or record a loan loss provision. The total amortized cost of the Company's Loans held for investment was $7.7 billion and $9.8 billion as of September 30, 2026 and December 31, 2025, respectively. The total UPB of the Company's Loans held for investment was $7.9 billion and $10.0 billion as of September 30, 2026 and December 31, 2025, respectively.

The following table provides a summary of the changes in the carrying value of Loans held for investment at fair value at September 30, 2026 and December 31, 2025:

	For the Nine Months Ended	For the Year Ended
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$9,803,615	$11,196,678
Purchases	474,786	49,411
Principal paydowns	(842,034)	(1,470,571)
Sales and settlements	(1,671,870)	(211,216)
Net periodic accretion (amortization)	(894)	(8,204)
Realized gains (losses) on sales and settlements	(35,407)	(18,254)
Change in fair value	(322,732)	265,771
Balance, end of period	$7,405,464	$9,803,615

The primary causes of the change in fair value are market demand, interest rates and changes in credit risk of mortgage loans. The Company did not retain any beneficial interests on loan sales during the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively.

Residential mortgage loans

The following table presents the origination periods of the residential mortgage loan portfolio as a percentage of total current UPB:

Origination Year	September 30, 2026	December 31, 2025
2002 and prior	4.7%	4.9%
2003	4.3%	4.3%
2004	8.0%	8.0%
2005	14.2%	14.1%
2006	18.2%	18.2%
2007	20.6%	21.4%
2008	6.7%	6.9%
2009	1.6%	1.7%
2010 - 2020	6.9%	6.8%
2021	2.7%	2.3%
2022	7.9%	7.0%
2023 and later	4.2%	4.4%
Total	100.0%	100.0%

The following table presents a summary of key characteristics of the residential loan portfolio at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Number of loans		74,136		93,956
Weighted average maturity (years)		19.8		20.3
Weighted average loan to value (1)		77.1%		77.8%
Weighted average FICO		668		666
Weighted average loan balance (in thousands)		$106		$106
Weighted average percentage owner occupied		85.0%		85.5%
Weighted average percentage single family residence		77.1%		77.5%
Weighted average geographic concentration of top five states	CA	15.1%	CA	15.2%
	NY	9.0%	FL	8.8%
	FL	8.8%	NY	8.7%
	NJ	4.4%	PA	4.3%
	PA	4.4%	NJ	4.3%
(1) Value represents appraised value of the collateral at the time of loan origination.

The following table summarizes the outstanding principal balance of the residential loan portfolio which are 30 days delinquent and greater as reported by the servicers at September 30, 2026 and December 31, 2025, respectively.

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	UPB
	(dollars in thousands)
September 30, 2026	$465,364	$141,626	$145,045	$164,326	$227,203	$47,362	$1,190,926	$7,874,502
% of UPB	5.9%	1.8%	1.8%	2.1%	2.9%	0.6%	15.1%

	30 Days Delinquent	60 Days Delinquent	90+ Days Delinquent	Bankruptcy	Foreclosure	REO	Total	UPB
	(dollars in thousands)
December 31, 2025	$687,205	$209,725	$212,678	$182,663	$275,477	$41,467	$1,609,215	$9,988,601
% of UPB	6.9%	2.1%	2.1%	1.8%	2.8%	0.4%	16.1%

The fair value of residential mortgage loans 90 days or more past due was $436 million and $558 million as of September 30, 2026 and December 31, 2025, respectively.

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

During the nine months ended September 30, 2026, the Company continued to aggregate newly originated Non-QM residential mortgage loans from HomeXpress and unrelated third-party mortgage originators. The loans were acquired for subsequent sale or securitization and are classified as loans held for sale and measured at fair value.

The total UPB of the Company's LHFS was $2.0 billion and $872 million as of September 30, 2026 and December 31, 2025, respectively. LHFS consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
UPB	$1,981,208	$871,787
Net unrealized gains	5,607	24,330
Loans held for sale, at fair value	$1,986,814	$896,117

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

The Company principally sells its LHFS to private investors. In addition, certain LHFS originated by HomeXpress are sold to other subsidiaries of the Company, that aggregate those loans with loans acquired from unrelated third-party mortgage originators and sellers in anticipation of future securitization transactions. The intercompany transfers are eliminated in consolidation. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records the gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest income from loans is recorded on the accrual basis. LHFS are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current, and it is probable that the amounts are fully collectible.

The following table provides a summary of the changes in the carrying value of LHFS at fair value at September 30, 2026, and December 31, 2025:

	For the Nine Months Ended	For the Year Ended
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$896,117	$—
Acquired	—	522,349
Originations	2,717,083	990,335
Purchases	843,680	46,713
Repurchases	12,231	5,706
Sales to investors and transfers to REO	(2,448,909)	(672,580)
Principal paydowns	(14,664)	(4,203)
Net change in fair value	(18,724)	7,798
Balance, end of period	$1,986,814	$896,117

The Company monitors the credit quality of LHFS through its underwriting and post-origination review processes. As of September 30, 2026, the Company had $14 million of LHFS greater than 90 days delinquent with a net book value of $10 million.

Gain on Origination and Sale of Loans

The following table provides a summary of the composition of gain on origination and sale of loans, net, for the quarter and nine months ended September 30, 2026:

	For the Quarter Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
	(dollars in thousands)
Premium from loan sales	$18,653	$74,809
Mark to market changes on LHFS	(17,426)	(18,724)
Unrealized gains from hedging derivative instruments	32,218	36,489
Unrealized gains (losses) from IRLC	(2,908)	(2,708)
Periodic interest on derivatives, net	(375)	(277)
Realized gains from hedging instruments, net	811	3,286
Provision for loan repurchase reserves	(168)	(924)
Loan origination income, net	(11,591)	(15,716)
Direct loan origination costs, net	(8,086)	(21,512)
Gain on origination and sale of loans, net	$11,128	$54,723

The Company did not hold LHFS during the quarter and nine months ended September 30, 2025, and therefore did not record any gain on origination and sale` of loans, net.

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

Each quarter, the Company develops thresholds generally using market factors or other assumptions, as appropriate. If internally developed model prices differ from the independent third-party prices by greater than these thresholds for the period, the Company conducts a further review, both internally and with the third-party pricing service of the prices of such securities. First, the Company obtains the inputs used by the third-party pricing service and compares them to the Company’s inputs. The Company then updates its own inputs if the Company determines the third-party pricing inputs more accurately reflect the current market environment. If the Company believes that its internally developed inputs more accurately reflect the current market environment, it will request that the third-party pricing service review market factors that may not have been considered by the third-party pricing service and provide updated prices. The Company reconciles and resolves all pricing differences in excess of the thresholds before a final price is established. At September 30, 2026, an investment holding with an internally developed fair value of $17 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $581 thousand higher than the third-party price provided of $16 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at September 30, 2026 in excess of the threshold for the period. At December 31, 2025, one investment holding with internally developed fair value of $5 million had a difference between the model generated price and third-party price provided in excess of the thresholds for the period. The internally developed price was $701 thousand higher than the third-party price provided of $5 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at December 31, 2025 in excess of the thresholds for the period.

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
Loans consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and Investor Loans:
The Company estimates the fair value of its Loans held for investment consisting of seasoned reperforming residential mortgage loans, jumbo prime loans and Investor Loans on a loan by loan basis using an internally developed model which compares the loan held by the Company with a loan currently offered in the market. The loan price is adjusted in the model by considering the loan factors that would impact the value of a loan. These loan factors include loan coupon, credit score, LTV ratios, delinquency history, owner occupancy, and property type, among other factors. A baseline is developed for each significant loan factor and adjusts the price up or down depending on how that factor for each specific loan compares to the baseline characteristic. Generally, the most significant impact on loan value is the loan coupon rate as compared to coupon rates currently available in the market and delinquency history.

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

At September 30, 2026, eleven loan pools with internally developed fair values of $3.5 billion had differences between the model generated prices and the third-party prices provided in excess of the threshold for the period. The internally developed prices were $184 million higher than the third-party prices provided of $3.3 billion. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at September 30, 2026 in excess of the threshold for the period. At December 31, 2025, two loan pools with internally developed fair values of $272 million had differences between the model generated prices and third-party prices provided in excess of the threshold for the period. The internally developed prices were $17 million higher on a net basis than the third-party prices provided of $255 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period.

The Company’s estimates of fair value of Loans held for investment involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

RTLs:

RTLs are loans to businesses that are secured by real property that will be renovated by the borrower. Upon completion of the renovation the property will be either sold by the borrower or refinanced by the borrower who may subsequently sell or rent the property. Most, but not all, of the properties securing these loans are residential and a portion of the loan is used to cover renovation costs. The RTLs are included as a part of the Company's Loans held for investment portfolio and are carried at fair value with changes in fair value reflected in earnings. These loans often have maturities of less than one year, and generally the coupon rate is higher than the Company's typical residential mortgage loans. As the Company winds down its RTL investment strategy, the remaining portfolio consists primarily of loans that are delinquent or in various stages of workout. The Company estimates the fair value of these loans using assumptions that consider the delinquency and workout status of each loan, expected resolution timelines, anticipated recoveries, and other relevant factors. RTLs have a fair value of $27 million and $75 million as of September 30, 2026 and December 31, 2025, respectively.

The Company’s estimates of fair value of RTLs involve judgment and assumptions that are deemed to be significant to the fair value measurement process, which renders the resulting fair value estimates Level 3 inputs in the fair value hierarchy.

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

The Company hedges the changes in fair value associated with changes in interest rates related to uncommitted LHFS by utilizing a combination of derivatives, including U.S. Treasury futures and/or interest rate swaps for its Non-QM loans, and 30-year uniform mortgage-backed securities futures contracts for its FHA, VA, and Freddie Mac-insured loans (collectively the “Hedging Instruments”) until committed to an investor or securitized. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments at fair value within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

The Company principally sells its LHFS to private investors. In addition, certain LHFS originated by HomeXpress are sold to other subsidiaries of the Company that aggregate those loans with loans acquired from unrelated third-party mortgage originators and sellers in anticipation of future securitization transactions. The intercompany transfers are eliminated in consolidation. The Company evaluates its loan sales for sales treatment. To the extent the transfer of loans qualifies as a sale, the Company derecognizes the loans and records the gain or loss on the sale date. In the event the Company determines that the transfer of loans does not qualify as a sale, the transfer would be treated as a secured borrowing. Interest income from loans is recorded on the accrual basis. LHFS are placed on non-accrual status when any portion of the principal or interest is 90 days past due or earlier if factors indicate that the ultimate collectability of the principal or interest is not probable. Interest received from loans on non-accrual status is recorded as income when collected. Loans return to accrual status when the principal and interest become current, and it is probable that the amounts are fully collectible.

LHFS are classified within Level 2 of the fair value hierarchy as their fair value is derived from observed prices for similar instruments in active markets and other observable market-corroborated inputs. For loans not yet associated with an executed sales transaction, the Company estimates fair value using a market-based pricing methodology that incorporates prevailing interest rates, duration assumptions and other relevant valuation factors. The Company corroborates the resulting fair value estimates against observed prices from recent transactions involving Non-QM mortgage loans with comparable characteristics. This evaluation takes into consideration the relevance of such transactions to prevailing market conditions as of the measurement date. The Company has determined that the significant valuation inputs are observable or market-corroborated and that any unobservable inputs or adjustments are not significant to the fair value measurements in their entirety.

Securitized Debt, collateralized by Loans Held for Investment

The process for determining the fair value of securitized debt, collateralized by Loans held for investment is based on discounted cash flows utilizing an internal pricing model that incorporates factors such as coupon, prepayment speeds, loan size, collateral composition, borrower characteristics, expected interest rates, lifetime interest rate caps on adjustable rate loans, periodic interest rate caps, adjustable interest rate reset dates, collateral seasoning, delinquency status and performance experience, expected losses, expected default frequency, expected loss severity, credit enhancement, and other pertinent factors. This process, including the review process, is consistent with the process used for Non-Agency RMBS using internal models. For further discussion of the valuation process and benchmarking process, see Agency MBS and Non-Agency RMBS discussion herein. The primary cause of the change in fair value is due to market demand and changes in credit risk of mortgage loans collateralizing the related securitized debt.

At September 30, 2026, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3.1 million had a difference between the model generated price and the third-party price provided in excess of the threshold for the period. The internally developed price was $283 thousand higher than the third-party price provided of $2.8 million. After review and discussion, the Company affirmed and valued the investment at the higher internally developed price. No other differences were noted at September 30, 2026 in excess of the threshold for the period. At December 31, 2025, one securitized debt collateralized by Loans held for investment position with an internally developed fair value of $3 million had a difference between the model generated price and third-party price provided in excess of the threshold for the period. The internally developed price was $183 thousand higher than the third-party price provided of $3 million. After review and discussion, the Company affirmed and valued the securitized debt positions at the higher internally developed prices. No other differences were noted at December 31, 2025 in excess of the threshold for the period.

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

U.S. Treasury Futures

The fair value of U.S. Treasury futures is determined by quoted market prices in an active market. The Company has classified the characteristics used to determine the fair value of U.S. Treasury futures as Level 1 inputs in the fair value hierarchy.

Swap Futures

The fair value of swap futures is determined using quoted settlement prices published by the Eris Secured Overnight Financing Rate, which reflect observable market data for standardized CME-cleared contracts. The Company has classified the characteristics used to determine the fair value of swap futures as Level 2 inputs in the fair value hierarchy.

Interest Rate Caps

The fair value of interest rate caps is determined using a discounted cash flow approach that considers the difference between the forward curve of the reference rate and the cap's strike rate. The expected future cash flows from each caplet are calculated and discounted to present value using observable market interest rates. The discounted cash flows contemplate both an intrinsic value based upon the strike rate in reference to the market reference rate as well as a time value based upon the implied volatility of the market reference rate forward curve projection. This valuation is based on market inputs and is classified as Level 2 in the fair value hierarchy.

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

The Company hedges the changes in fair value associated with changes in interest rates related to IRLCs by utilizing Hedging Instruments until committed to an investor. The Hedging Instruments are typically entered into at the time the IRLC is made. The fair value of Hedging Instruments is subject to change primarily due to changes in interest rates. The Company reports Hedging Instruments at fair value within Derivatives, at fair value, net, in the accompanying Consolidated Statements of Financial Condition with changes in fair value recorded in the accompanying Consolidated Statements of Operations within Gain on origination and sale of loans, net.

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

Long-Term Debt

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

Fair Value Option

The table below shows the unpaid principal and fair value of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election as of September 30, 2026 and December 31, 2025, respectively:

	September 30, 2026		December 31, 2025
	(dollars in thousands)
	Unpaid Principal/ Notional	Fair Value	Unpaid Principal/ Notional	Fair Value
Assets (1):
Non-Agency RMBS
Senior	$—	$—	$—	$—
Subordinated	302,316	137,265	346,640	174,575
Interest-only	2,282,171	52,903	2,428,976	78,961
Agency RMBS
Pass-through	5,739,072	5,528,456	3,096,299	3,081,573
CMO	—	—	330,871	331,909
Interest-only	—	—	367,866	14,867
Agency CMBS
ACMBS bond	17,905	16,548	N/A	N/A
Project loans	—	—	39,693	32,539
Interest-only	—	—	123,375	2,597
Loans held for investment, at fair value	7,874,502	7,405,464	9,988,601	9,803,615
Loans held for sale, at fair value	1,981,208	1,986,814	871,787	896,117

Liabilities (2):
Secured financing agreements, at fair value	283,019	266,927	305,817	298,663
Securitized debt at fair value, collateralized by Loans held for investment	5,532,502	5,077,677	7,081,957	6,721,302
(1) Includes Interests in MSR financing receivables of $41 million carried at fair value.
(2) The Company recorded $4 million unrealized gain and $2 million unrealized loss for contingent earn-out liability as of September 30, 2026 and December 31, 2025, respectively. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

The table below shows the impact of change in fair value on each of the financial instruments carried at fair value with changes in fair value reflected in earnings under the fair value option election in the Consolidated Statements of Operations for the quarters and nine months ended September 30, 2026 and 2025:

	For the Quarters Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(dollars in thousands)		(dollars in thousands)
	Gain/(Loss) on Change in Fair Value		Gain/(Loss) on Change in Fair Value
Assets:
Non-Agency RMBS
Senior	$—	$—	$—	$1,284
Subordinated	(4,701)	11,129	(5,241)	12,452
Interest-only	(12,864)	2,132	(19,467)	14,862
Agency RMBS
Pass-through	(259,450)	12,854	(301,496)	32,859
CMO	(1,621)	3,057	(1,224)	4,918
Interest-only	—	38	3,770	(273)
Agency CMBS
ACMBS bond	(872)	N/A	6,143	N/A
Project loans	—	(3,244)	654	(721)
Interest-only	—	(796)	697	(723)
Loans held for investment, at fair value	(221,777)	47,189	(322,729)	256,259
Loans held for sale, at fair value	(8,487)	N/A	(15,835)	N/A
Interests in MSR financing receivables	7,955	(5,205)	12,546	(5,205)

Liabilities (1):
Secured financing agreements, at fair value	7,025	(1,311)	8,939	(10,770)
Securitized debt at fair value, collateralized by Loans held for investment	95,404	(102,470)	141,245	(204,274)
(1) The Company recorded $100 thousand unrealized loss and $4 million unrealized gain for contingent earn-out liability during the quarter and nine months ended September 30, 2026, respectively. The Company recorded $367 thousand and $2 million unrealized losses for contingent earn-out liability during the quarters and nine months ended September 30, 2025, respectively. The contingent earn-out liability balance is included in Accounts payable and other liabilities on the Company’s Consolidated Statements of Financial Condition.

The Company’s financial assets and liabilities carried at fair value on a recurring basis, including the level in the fair value hierarchy, at September 30, 2026 and December 31, 2025 are presented below.

	September 30, 2026
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$673,683	$—	$673,683
Agency MBS, at fair value	—	5,545,002	—	—	5,545,002
Loans held for investment, at fair value	—	—	7,405,464	—	7,405,464
Loans held-for-sale, at fair value	—	1,986,814	—	—	1,986,814
Derivatives, at fair value	4,215	275,778	1,146	(159,930)	121,209
Interests in MSR financing receivables	—	—	41,256	—	41,256

Liabilities:
Secured financing agreements, at fair value	—	266,927	—	—	266,927
Securitized debt at fair value, collateralized by Loans held for investment	—	—	5,077,677	—	5,077,677
Derivatives, at fair value	—	2,326	—	(1,008)	1,318

	December 31, 2025
	(dollars in thousands)
	Level 1	Level 2	Level 3	Counterparty and Cash Collateral, netting	Total
Assets:
Non-Agency RMBS, at fair value	$—	$—	$817,280	$—	$817,280
Agency MBS, at fair value	—	3,463,485	—	—	3,463,485
Loans held for investment, at fair value	—	75,351	9,728,264	—	9,803,615
Loans held-for-sale, at fair value	—	896,117	—	—	896,117
Derivatives, at fair value	57	25,340	3,855	(4,065)	25,187
Interests in MSR financing receivables	—	—	37,294	—	37,294

Liabilities:
Secured financing agreements, at fair value	—	298,663	—	—	298,663
Securitized debt at fair value, collateralized by Loans held for investment	—	—	6,721,302	—	6,721,302
Derivatives, at fair value	—	1,759	—	—	1,759

The table below provides a summary of the changes in the fair value of financial instruments classified as Level 3 at September 30, 2026 and December 31, 2025.

Fair Value Level 3 Rollforward - Assets
	For the Nine Months Ended				For the Year Ended
	September 30, 2026				December 31, 2025
	(dollars in thousands)
	Non-Agency RMBS	Interests in MSR financing receivables	Loans held for investment	Derivatives	Non-Agency RMBS	Interests in MSR financing receivables	Loans held for investment	Derivatives
Beginning balance Level 3	$817,287	$37,294	$9,728,264	$3,855	$1,064,169	$—	$10,858,845	$—
Transfers into Level 3	—	—	27,012	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—	—
Capital contribution (distribution)	—	(10,491)	—	—	—	38,221	—	—
Purchases of assets	736	—	468,012	—	1,289	—	—	5,073
Principal payments	(68,540)	—	(794,530)	—	(92,195)	—	(1,198,667)	—
Sales and settlements	(13,491)	—	(1,665,642)	—	(165,029)	—	(174,471)	—
Servicer advances, net	—	(2,020)	—	—	—	2,145	—	—
Net accretion (amortization)	17,732	—	(678)	—	27,792	—	(5,058)	—
Amortization of MSR loan pool	—	(6,949)	—		—	(3,930)	—
Gains (losses) included in net income
(Increase) decrease in provision for credit losses	(16,863)	—	—	—	(15,705)	—	—	—
Realized gains (losses) on sales and settlements	(5,021)	—	(35,407)	—	(16,103)	—	(18,254)	—
Interest income from investment in MSR financing receivables	—	10,876	—	—	—	4,451	—	—
Net unrealized gains (losses) included in income	(24,196)	12,546	(321,567)	(2,709)	26,221	(3,592)	265,868	(1,218)
Total unrealized gains (losses) included in other comprehensive income	(33,961)	—	—	—	(13,152)	—	—	—
Ending balance Level 3	$673,683	$41,256	$7,405,464	$1,146	$817,287	$37,295	$9,728,264	$3,855

Fair Value Level 3 Rollforward - Liabilities
	For the Nine Months Ended	For the Year Ended
	September 30, 2026	December 31, 2025
	(dollars in thousands)
	Securitized debt	Securitized debt
Beginning balance Level 3	$6,721,302	$6,984,495
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Issuance of debt	378,755	1,011,244
Principal payments	(748,294)	(1,161,220)
Sales and settlements	(1,190,049)	(382,110)
Net (accretion) amortization	15,603	21,837
(Gains) losses included in net income
Realized (gains) losses on sales and settlements	41,605	(2,142)
Net unrealized (gains) losses included in income	(141,245)	249,197
Ending balance Level 3	$5,077,677	$6,721,302

During the quarter ended September 30, 2026, the Company transferred approximately $27 million of RTLs from Level 2 to Level 3 of the fair value hierarchy. The transfer was primarily attributable to increased reliance on significant unobservable inputs in valuing the remaining RTL portfolio, which consists primarily of delinquent loans and loans in various stages of remediation. There were no other transfers into or out of Level 3 during the nine months ended September 30, 2026, or the year ended December 31, 2025.

Qualitative and Quantitative Information about Level 3 Fair Value Measurements

Unobservable inputs are developed using the best information available about assumptions that market participants would use to price the related assets or liabilities. Because significant unobservable inputs require judgment, different assumptions or valuation methodologies could result in different fair value estimates. The sensitivities discussed below generally reflect changes in one assumption at a time; in practice, inputs may be interrelated, and simultaneous changes may have nonlinear or offsetting effects.

The significant unobservable inputs used in the fair value measurement of the Company’s Non-Agency RMBS and securitized debt are the weighted average discount rates, prepayment rate, constant default rate, and the loss severity. For Loans held for investment, significant loan-level inputs include coupon, credit score, loan-to-value ratio, occupancy status, property type, loan seasoning and performance history. For IRLCs, the significant unobservable input is the Pull-through Rate. For Interests in MSR financing receivables, the significant unobservable inputs are discount rates and prepayment rate.

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

The curve generated to reflect the Company’s expected loss severity is based on collateral-specific experience with consideration given to other mitigating collateral characteristics. Collateral characteristics such as loan size, LTV, seasoning or loan age and geographic location of collateral also affect loss severity.

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

A summary of the significant inputs used to estimate the fair value of Level 3 Non-Agency RMBS held for investment at fair value as of September 30, 2026 and December 31, 2025 follows. The weighted average discount rates are based on fair value.

	September 30, 2026
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	7% - 15%	7.1%	6% - 21%	7.5%	0% - 16%	1.1%	26% - 89%	30.2%
Subordinated	0% - 15%	8.9%	6% - 30%	9.4%	0% - 3%	0.7%	20% - 50%	31.0%
Interest-only	9% - 100%	10.2%	6% - 18%	6.9%	0% - 10%	0.8%	0% - 80%	27.0%

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Non-Agency RMBS
Senior	5% - 20%	6.1%	6% - 25%	6.8%	0% - 7%	1.2%	26% - 54%	29.0%
Subordinated	0% - 15%	8.6%	6% - 24%	9.1%	0% - 3%	0.8%	20% - 50%	32.0%
Interest-only	9% - 100%	9.9%	6% - 25%	7.0%	0% - 13%	0.8%	0% - 84%	28.4%

A summary of the significant inputs used to estimate the fair value of securitized debt at fair value, collateralized by Loans held for investment, as of September 30, 2026 and December 31, 2025 follows:

	September 30, 2026
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	6% - 9%	6.7%	6% - 20%	8.4%	0% - 4%	0.5%	20% - 45%	32.9%

	December 31, 2025
	Significant Inputs
	Discount Rate		Prepay Rate		CDR		Loss Severity
	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average	Range	Weighted Average
Securitized debt at fair value, collateralized by Loans held for investment	4% - 8%	5.4%	6% - 20%	8.1%	0% - 4%	0.5%	20% - 50%	33.9%

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

Sensitivity of Significant Inputs – Loans held for investment

The Loans held for investment are primarily comprised of loans collateralized by seasoned reperforming residential mortgages. Additionally, it includes non-conforming, single family, owner occupied, investor owned, and jumbo prime residential mortgages. The significant unobservable factors used to estimate the fair value of the Loans held for investment collateralized by seasoned reperforming residential mortgage loans, as of September 30, 2026 and December 31, 2025, include coupon, FICO score at origination, LTV, or LTV ratios, owner occupancy status, and property type. A summary of the significant factors used to estimate the fair value of Loans held for investment collateralized primarily by seasoned reperforming residential mortgages at fair value as of September 30, 2026 and December 31, 2025 is as follows:

	September 30, 2026	December 31, 2025
Factor:
Coupon
Base Rate	6.5%	5.5%
Actual	5.8%	5.9%

FICO
Base Rate	640	640
Actual	668	665

Loan-to-value (LTV)
Base Rate	86%	86%
Actual	77%	78%

Loan Characteristics:
Occupancy
Owner Occupied	85%	86%
Investor	10%	9%
Secondary	5%	5%
Property Type
Single family	77%	78%
Manufactured housing	3%	3%
Multi-family/mixed use/other	20%	19%

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

Property types also affect the overall loan values. Property types include single family, manufactured housing and multi-family/mixed use and other types of properties. Single family homes represent properties that house one to four family units. Manufactured homes include mobile homes and modular homes. Loan values for properties that are investor or secondary homes have a reduced value as compared to the baseline loan value. Additionally, single family homes will result in an increase to the loan value, whereas manufactured and multi-family/mixed use and other properties will result in a decrease to the loan value, as compared to the baseline.

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

September 30, 2026
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$1,146	Market Pricing	Pull-through Rate	20% - 99%	67.3%

December 31, 2025
(dollars in thousands)
Financial Instrument	Estimated Fair Value	Valuation Technique	Unobservable Input	Range of Inputs	Weighted Average
Derivative assets - IRLCs	$3,855	Market Pricing	Pull-through Rate	10% - 95%	70.0%

Sensitivity of Significant Inputs – Interests in MSR financing receivables

For the Company’s Interests in MSR financing receivables, an increase in either the discount rate or mortgage prepayment rate generally reduces estimated fair value, holding other inputs constant. A decline in interest rates may cause higher-than-expected mortgage prepayments and similarly reduce estimated fair value.

The tables below present the ranges and weighted averages of discount and prepayment rates used to measure the Company’s Level 3 Interests in MSR financing receivables at September 30, 2026 and December 31, 2025. They do not reflect risk management activities that may offset certain valuation risks.

	September 30, 2026
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	8% - 12%	8.5%	3% - 38%	6.0%

	December 31, 2025
	Discount Rate		Prepayment Rate
	Range	Weighted Average	Range	Weighted Average
Interests in MSR financing receivables	9% - 12%	8.9%	3% - 45%	7.3%

Financial instruments not carried at fair value

The following table presents the carrying value and fair value, as described above, of the Company’s financial instruments not carried at fair value on a recurring basis at September 30, 2026 and December 31, 2025.

	September 30, 2026
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$71,355	$71,355
Secured financing agreements	2	8,353,010	8,412,191
Securitized debt, collateralized by Non-Agency RMBS	3	62,329	41,516
Long term debt	2	253,063	261,149
(1) Included in Other assets on the Consolidated Statements of Financial Condition

	December 31, 2025
	(dollars in thousands)
	Level in Fair Value Hierarchy	Carrying Amount	Fair Value
Equity method investments (1)	3	$70,191	$70,191
Secured financing agreements	2	5,732,519	5,767,481
Securitized debt, collateralized by Non-Agency RMBS	3	66,579	45,172
Long term debt	2	251,528	262,239
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
At September 30, 2026 and December 31, 2025, the repurchase agreements are collateralized by Agency and Non-Agency mortgage-backed securities, LHFS, and loans held for investment with interest rates generally indexed to the Secured Overnight Financing Rate (“SOFR”). The maturity dates on the repurchase agreements are all less than one year and generally are less than 180 days. The collateral pledged as security on the repurchase agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.
The long-term financing agreements include secured financing arrangements with an original term of one year or greater which are secured by Non-Agency RMBS and Loans held for investment pledged as collateral. These long-term secured financing agreements have maturity dates of February 2027 and July 2028. The collateral pledged as security on the long-term financing agreements may include the Company’s investments in bonds issued by consolidated VIEs, which are eliminated in consolidation.
The warehouse credit facilities collateralized by loans held for investment are repurchase agreements intended to finance loans until they can be sold into a longer-term securitization structure. The maturity dates on the warehouse credit facilities range from three months to one year with interest rates indexed to SOFR.
The secured financing agreements generally require the Company to post collateral at a specific rate in excess of the UPB of the agreement. For certain secured financing agreements, this may require the Company to post additional margin if the fair value of the assets were to decline. To mitigate this risk, the Company has negotiated several long-term financing agreements which are not subject to additional margin requirements upon a decline in the fair value of the collateral pledged or until the decline is greater than a threshold. At September 30, 2026 and December 31, 2025, the Company had $835 million and $890 million, respectively, of secured financing agreements that are not subject to additional margin requirements upon a change in the fair value of the collateral pledged. At September 30, 2026 and December 31, 2025, the Company had $402 million and $402 million, respectively, of secured financing agreements that are not subject to additional margin requirements until the decline in the fair value of collateral is greater than a threshold. Repurchase agreements may allow the credit counterparty to avoid the automatic stay provisions of the Bankruptcy Code, in the event of a bankruptcy of the Company, and take possession of, and liquidate, the collateral under such repurchase agreements without delay.
At September 30, 2026 and December 31, 2025, the Company pledged $153 million and $17 million of margin cash collateral to the Company's secured financing agreement counterparties. At September 30, 2026, the weighted average haircut on the Company’s secured financing agreements collateralized by Agency RMBS was 4.2%, Agency CMBS was 4.0%, LHFS was 8.7% and Non-Agency RMBS and Loans held for investment was 25.7%. At December 31, 2025, the weighted average haircut on the Company’s secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, LHFS was 7.3%, and Non-Agency RMBS and Loans held for investment was 27.1%.
At September 30, 2026, the Company had amounts at risk with Nomura Securities International, Inc., or Nomura, of 15% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 209 days. The amount at risk with Nomura was $321 million. At December 31, 2025, the Company had amounts at risk with Nomura of 18% of its equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million.
Investment Portfolio Covenants
Certain of the long-term financing agreements and warehouse credit facilities are subject to certain covenants. These covenants include that the Company maintain its REIT status as well as maintain a net asset value or GAAP equity greater than a certain level. If the Company fails to comply with these covenants at any time, the financing may become immediately due in full. Additionally, certain financing agreements become immediately due if the total stockholders' equity of the Company drops by 50% from the most recent year end. Currently, the Company is in compliance with all covenants and does not expect to be in violation of these covenants within the next twelve months. The Company has a total of $1.9 billion unused uncommitted warehouse credit facilities as of September 30, 2026.
The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged for the Investment Portfolio segment as of September 30, 2026 and December 31, 2025 were:

	September 30, 2026	December 31, 2025
Secured financing agreements outstanding principal secured by:
Agency RMBS (in thousands)	$5,408,834	$3,257,275
Agency CMBS (in thousands)	58,253	30,918
Loans held for sale (in thousands)	688,313	N/A
Non-Agency RMBS and Loans held for investment (in thousands) (1)	1,679,474	1,948,416
Total	$7,834,874	$5,236,609

Securities pledged as collateral at fair value on Secured financing agreements:
Agency RMBS (in thousands)	$5,485,345	$3,412,955
Agency CMBS (in thousands)	59,658	27,839
Loans held for sale (in thousands)	752,541	N/A
Non-Agency RMBS and Loans held for investment (in thousands)	2,334,521	3,020,818
Total	$8,632,065	$6,461,612

Average balance of Secured financing agreements secured by:
Agency RMBS (in thousands)	$4,557,330	$1,830,021
Agency CMBS (in thousands)	26,965	30,509
Loans held for sale (in thousands)	132,316	N/A
Non-Agency RMBS and Loans held for investment (in thousands)	1,805,105	2,321,499
Total	$6,521,716	$4,182,029

Average borrowing rate of Secured financing agreements secured by:
Agency RMBS	3.95%	3.99%
Agency CMBS	4.02%	4.04%
Loans held for sale	5.33%	N/A
Non-Agency RMBS and Loans held for investment	6.25%	6.43%

Average remaining maturity of Secured financing agreements secured by:
Agency RMBS	22 Days	26 Days
Agency CMBS	16 Days	8 Days
Loans held for sale	27 Days	N/A
Non-Agency RMBS and Loans held for investment	299 Days	278 Days

Average original maturity of Secured financing agreements secured by:
Agency RMBS	43 Days	48 Days
Agency CMBS	29 Days	35 Days
Loans held for sale	29 Days	N/A
Non-Agency RMBS and Loans held for investment	315 Days	299 Days
(1) The values for secured financing agreements in the table above are net of $533 thousand and $271 thousand of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.
Residential Origination Covenants
The Residential Origination segment has seven warehouse financing facilities under master repurchase agreements with various lenders. These warehouse facilities are used to fund, and are secured by, the residential mortgage loans originated by the Company which are classified as loans held-for-sale. Two of the master repurchase agreements required the establishment of the LLCs to facilitate the warehouse fundings. These LLCs are consolidated as part of the Company’s consolidated financial statements. The master repurchase agreements contain various affirmative, negative, and financial covenants. The covenants include leverage restrictions, minimum levels of liquidity and net worth, and profitability. The Company was in compliance with these covenants as of September 30, 2026. These financing agreements are non-recourse to the Company's other segments and operations, and do not contain cross-default or cross-collateralization provisions.

The secured financing agreements principal outstanding, weighted average borrowing rates, weighted average remaining maturities, average balances and the fair value of the collateral pledged for the Residential Origination segment as of September 30, 2026 and December 31, 2025 were:

	September 30, 2026	December 31, 2025
Secured financing agreements outstanding principal secured by:
Loans held for sale (in thousands)	$801,155	$801,727

Securities pledged as collateral at fair value on Secured financing agreements:
Loans held for sale (in thousands)	$892,015	$891,937

Average balance of Secured financing agreements secured by:
Loans held for sale (in thousands)	$756,213	$620,654

Average borrowing rate of Secured financing agreements secured by:
Loans held for sale	5.90%	5.84%

Average remaining maturity of Secured financing agreements secured by:
Loans held for sale	185 Days	218 Days

Average original maturity of Secured financing agreements secured by:
Loans held for sale	185 Days	218 Days
At September 30, 2026 and December 31, 2025, the secured financing agreements collateralized by MBS, Loans held for investment, and LHFS had the following remaining maturities and borrowing rates.

	September 30, 2026			December 31, 2025
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	4,929,563	4.18%	3.80% - 6.65%	2,630,804	4.15%	3.93% - 6.76%
30 to 59 days	1,622,196	4.26%	3.85% - 6.65%	781,654	4.86%	3.94% - 6.54%
60 to 89 days	123,902	5.59%	4.90% - 6.65%	722,995	4.75%	3.90% - 6.54%
90 to 119 days	64,174	6.09%	4.79% - 6.65%	263,081	6.78%	5.37% - 6.97%
120 to 180 days	778,594	6.97%	4.84% - 8.15%	96,153	5.47%	5.36% - 6.54%
180 days to 1 year	483,694	5.66%	5.15% - 6.90%	810,443	6.03%	4.77% - 8.38%
1 to 2 years	633,906	5.95%	4.97% - 7.25%	733,206	6.79%	4.98% - 8.15%
Total	$8,636,029	4.69%		$6,038,336	5.02%
(1) The values for secured financing agreements in the table above are net of $533 thousand and $271 thousand of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.

Secured Financing Agreements at fair value
The Company has a secured financing agreement for which the Company has elected fair value option. The Company believes electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2026 and December 31, 2025 was $283 million and $306 million, respectively. The fair value of collateral pledged was $320 million and $360 million as of September 30, 2026 and December 31, 2025, respectively. The Company carries this secured financing instrument at fair value of $267 million and $299 million as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%, respectively. At September 30, 2026 and December 31, 2025, the haircut for the secured financing agreements at fair value was 8.0%, respectively. At September 30, 2026, the maturity on the secured financing agreements at fair value was more than one year.

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

Securitized Debt Collateralized by Non-Agency RMBS

At September 30, 2026 and December 31, 2025, the Company’s securitized debt collateralized by Non-Agency RMBS was carried at amortized cost and had a principal balance of $110 million. At September 30, 2026 and December 31, 2025, the debt carried a weighted average coupon of 6.7%. As of September 30, 2026, the maturities of the debt range between the years 2036 and 2037. None of the Company’s securitized debt collateralized by Non-Agency RMBS is callable.

The Company did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters and nine months ended September 30, 2026 and 2025.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Non-Agency RMBS at September 30, 2026 and December 31, 2025, based on expected cash flows of the RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Within One Year	$9	$8
One to Three Years	5	145
Three to Five Years	3	4
Greater Than Five Years	25	28
Total	$42	$185

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

Securitized Debt Collateralized by Loans Held for Investment

At September 30, 2026 and December 31, 2025, the Company’s securitized debt collateralized by Loans held for investment had a principal balance of $5.5 billion and $7.1 billion, respectively. At September 30, 2026 and December 31, 2025, the total securitized debt collateralized by Loans held for investment carried a weighted average coupon of 3.6% and 3.7%, respectively. As of September 30, 2026, the maturities of the debt range between the years 2038 and 2099.

During the quarter ended September 30, 2026, the Company did not acquire any securitized debt collateralized by Loans held for investment, and accordingly, no gain or loss on extinguishment of debt was recognized in connection with such transactions.

During the nine months ended September 30, 2026, the Company redeemed eight securitizations collateralized by $1.5 billion of fully valued reperforming loans. The Company sold $1.2 billion of these seasoned reperforming loans and retained $287 million in Loans held for investment. During the nine months ended September 30, 2026, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.1 billion for $1.2 billion. These transactions resulted in net loss on extinguishment of debt of $42 million.

The Company did not acquire any securitized debt collateralized by loans held for investment during the quarter ended September 30, 2025. During the nine months ended September 30, 2025, the Company acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million, which resulted in net gain on extinguishment of debt of $2 million.

The following table presents the estimated principal repayment schedule of the securitized debt collateralized by Loans held for investment at September 30, 2026 and December 31, 2025, based on expected cash flows of the residential mortgage loans or

RMBS, as adjusted for projected losses on the underlying collateral of the debt. All of the securitized debt recorded in the Company’s Consolidated Statements of Financial Condition is non-recourse to the Company.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Within One Year	$978,706	$1,194,768
One to Three Years	1,949,715	1,960,648
Three to Five Years	1,128,490	1,802,112
Greater Than Five Years	1,475,051	2,123,842
Total	$5,531,962	$7,081,370

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

Certain of the securitized debt collateralized by Loans held for investment contain call provisions at the option of the Company at a specific date. Other securitized debt issued by the Company contain clean-up call provisions. A clean-up call provision is a right to call the outstanding debt at pre-defined terms when the collateral falls below a certain percentage of the original balance, typically 10%. Generally, these clean-up call rights are shared with other parties to the debt, including the loan servicers and the paying agents. Clean-up calls are generally put in place to reduce the administrative burdens when a loan pool balance becomes de minimis hence uneconomical to manage. The following table presents the par value of the callable debt by year as of September 30, 2026, excluding any debt issued by the Company where the Company only has a clean-up call.

September 30, 2026
(dollars in thousands)
Year	Principal
Currently callable	$2,722,801
2027	1,109,482
2028	886,211
Total	$4,718,494

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
At September 30, 2026, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At September 30, 2026, the unamortized deferred debt issuance cost was $7 million. The net interest expense was $6 million and $19 million for the quarter and nine months ended September 30, 2026, respectively. At

December 31, 2025, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At December 31, 2025, the unamortized deferred debt issuance cost was $8 million. The net interest expense was $17 million for the year ended December 31, 2025. The unamortized deferred debt issuance costs will be amortized until maturity, which will be no later than May 15, 2029, August 15, 2029, and August 15, 2030 for the 9.00% Notes, 9.25% Notes, and 8.875% Notes, respectively.
10. Consolidated Securitization Vehicles and Other Variable Interest Entities
Since its inception, the Company has utilized VIEs for the purpose of securitizing whole mortgage loans or re-securitizing RMBS and obtaining long-term, non-recourse financing. The Company continuously evaluates its interest in each VIE to determine if it is the primary beneficiary.
During the nine months ended September 30, 2026, the Company consolidated approximately $487 million UPB of residential mortgage loans. During the nine months ended September 30, 2025, the Company consolidated approximately $934 million UPB of seasoned reperforming residential mortgage loans.
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
The table below reflects the assets and liabilities recorded in the Consolidated Statements of Financial Condition related to the consolidated VIEs as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Assets:
Non-Agency RMBS, at fair value (1)	$184,553	$210,185
Loans held for investment, at fair value	6,778,390	8,921,357
Accrued interest receivable	36,331	44,455
Other assets	30,422	22,451
Interests in MSR financing receivables	16,775	16,895
Total Assets:	$7,046,471	$9,215,343

Liabilities:
Securitized debt, collateralized by Non-Agency RMBS	$62,329	$66,579
Securitized debt at fair value, collateralized by Loans held for investment	4,900,862	6,442,871
Accrued interest payable	16,854	22,887
Other liabilities	1,108	1,554
Total Liabilities:	$4,981,153	$6,533,891
(1) September 30, 2026 and December 31, 2025 balances include allowance for credit losses of $25 million and $17 million, respectively.

Income and expense amounts related to consolidated VIEs recorded in the Consolidated Statements of Operations is presented in the tables below.

	For the Quarters Ended
	September 30, 2026	September 30, 2025
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$104,642	$137,597
Interest expense, Non-recourse liabilities of VIEs	55,287	70,387
Net interest income	$49,355	$67,210

Increase in provision for credit losses	$3,041	$1,155

Interest income from investment in MSR financing receivables, net	$312	$363

Servicing fees	$3,697	$5,566

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(dollars in thousands)
Interest income, Assets of consolidated VIEs	$339,901	$423,817
Interest expense, Non-recourse liabilities of VIEs	173,765	213,076
Net interest income	$166,136	$210,741

Increase in provision for credit losses	$8,264	$4,204

Interest income from investment in MSR financing receivables, net	$2,162	$363

Servicing fees	$11,829	$17,693

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
The fair value of the Company’s investments in each unconsolidated VIEs at September 30, 2026, ranged from less than $1 million to $21 million with an aggregate amount of $489 million. The fair value of the Company’s investments in each unconsolidated VIEs at December 31, 2025, ranged from less than $1 million to $22 million, with an aggregate amount of $607 million. The Company’s maximum exposure to loss from these unconsolidated VIEs was $510 million and $582 million at September 30, 2026 and December 31, 2025, respectively. The maximum exposure to loss was determined as the amortized cost of the unconsolidated VIE, which represents the purchase price of the investment adjusted by any unamortized premiums or discounts as of the reporting date.
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

As a means to increase potential returns to the Company, at the Company’s election, it can request the mortgage servicing counterparty to utilize leverage on the MSRs to which the Company’s Interests in MSR financing receivables are referenced, or to finance the purchase of additional MSRs. As of September 30, 2026, the Company’s counterparty had drawn $59 million of financing secured by the MSRs to which the Company’s Interests in MSR financing receivables are referenced.

The Company accounts for transactions executed under its arrangement with the mortgage servicing counterparty as financing transactions and reflects the associated financing receivables in the line item “Interests in MSR financing receivables” on its Consolidated Statements of Financial Condition. The Company has elected to account for its Interests in MSR financing receivables at fair value with changes in fair value recognized as a component of “Net unrealized gains on financial instruments at fair value” in the accompanying Consolidated Statements of Operations and changes attributed to interest income, expense, and amortization through “Interest income from investment in MSR financing receivables, net” in the accompanying Consolidated Statements of Operations.

The Company recognized interest income from investments in MSR financing receivables, net of amortization, of approximately $777 thousand and $500 thousand for the quarters ended September 30, 2026 and 2025, respectively, and $4 million and $500 thousand for the nine months ended September 30, 2026 and 2025, respectively. Interest income for the nine months ended September 30, 2026 includes amounts attributable to early payoff protection associated with the MSR acquired in 2025.

As of September 30, 2026 and December 31, 2025, the fair value of the Company’s Interests in MSR financing receivables was approximately $41 million and $37 million, respectively.

The following table presents changes in the carrying value of the Company’s Interests in MSR financing receivables for the periods indicated:

	For the Nine Months Ended	For the Year Ended
	September 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$37,294	$—
Purchases	—	38,221
Capital distribution	(10,491)	—
Interest income from Investment in MSR financing receivables, net	3,927	520
Changes in unrealized gains (losses)	12,546	(3,592)
Servicer advances, net	(2,020)	2,145
Balance, end of period	$41,256	$37,294

12. Derivative Instruments
In connection with the Company’s interest rate risk management strategy, the Company may seek to economically hedge a portion of its interest rate risk by entering into derivative financial instrument contracts in the form of interest rate swaps, swaptions, U.S. Treasury futures, swap futures and interest rate caps. Swaps are used to lock in a fixed rate related to a portion of the Company's current and anticipated payments on secured financing agreements. The Company typically agrees to pay a fixed rate of interest, or pay rate, in exchange for the right to receive a floating rate of interest, or receive rate, over a specified period of time. The Company’s swaps are centrally cleared. Interest rate swaptions provide the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The Company’s swaptions are not centrally cleared. U.S. Treasury futures are derivatives that track the prices of generic benchmark U.S. Treasury securities with identical maturities and are traded on an active exchange. It is generally the Company’s policy to close out any U.S. Treasury futures positions prior to delivering the underlying security. U.S. Treasury futures lock in a fixed rate related to a portion of its current and anticipated payments on its secured financing agreements. The Company’s U.S. Treasury futures are centrally cleared. Swap futures are exchange-traded contracts that mirror the economics of an interest rate swap, where one party pays a fixed rate and the other pays a floating rate based on the SOFR. Swap futures are marked-to-market daily, with prices published by the CME Group. The Company’s swap futures are centrally cleared. Interest rate caps are used to protect against rising floating interest rates related to a portion of the Company’s current and anticipated payments on secured financing arrangements, with the Company receiving payments when SOFR exceeds the strike rate over a specified term. The Company’s interest rate caps are not centrally cleared. The Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. Total gains, inclusive of both realized and unrealized amounts, are included in the Company’s Gain on origination and sale of loans, net, within the accompanying Consolidated Statements of Operations.
The Company’s derivatives are recorded as either assets or liabilities on the Consolidated Statements of Financial Condition and measured at fair value. These derivative financial instrument contracts are not designated as hedges for GAAP; therefore, all changes in fair value are recognized in earnings. The Company elects to net the fair value of its derivative contracts by counterparty when appropriate. These contracts contain legally enforceable provisions that allow for netting or setting off of all individual derivative receivables and payables with each counterparty and therefore, the fair values of those derivative contracts are reported net by the counterparty.
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
Interest Rate Swaps

The weighted average pay rate on the Company’s interest rate swaps at September 30, 2026 was 4.06% and the weighted average receive rate was 3.82%. At September 30, 2026, the weighted average maturity on the Company’s interest rate swaps was less than ten years. The weighted average pay rate on the Company’s interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on the Company’s interest rate swaps was less than six years.

The Company had a $72 million net realized gain relating to swap terminations during the quarter ended September 30, 2026 and $80 million for the nine months ended September 30, 2026. The Company had net realized gains of $2 million related to swap terminations during the quarter ended September 30, 2025. The Company had net realized losses of $10 million related to the termination and maturity of swaps during the nine months ended September 30, 2025.

Swap Futures

During the quarter ended September 30, 2026, the Company had swap futures with a notional of $340 million. The Company had no swap futures terminations during the quarter and nine months ended September 30, 2026.

During the quarter ended September 30, 2025, the Company entered into $365 million notional amount of two-year SOFR swap future contracts, $230 million notional amount of five-year SOFR swap futures contracts, and $60 million notional amount of ten-year SOFR swap futures contracts. The weighted average par rate equivalent pay-fixed was 3.70% for the quarter end. During the nine months ended September 30, 2025, the Company entered into $705 million notional amount of swap future contracts. During the year ended December 31, 2025, the Company had swap futures with a notional of $340 million.

Swaptions

During the quarter ended September 30, 2026, the Company had no open swaption positions. The Company did not recognize any net realized gains related to swaptions during the quarter ended September 30, 2026, and recognized net realized gains of $2 million for the nine months ended September 30, 2026.

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

Interest Rate Caps

During the quarter ended September 30, 2026, the Company entered into two interest rate caps. The Company paid $16 million for $800 million notional two-year interest rate caps with strike rates of 3.00% with SOFR as the market reference rate. The Company held $3.1 billion notional two-year, three-year and five-year interest rate caps with a weighted average strike rate of 3.00% on SOFR as the market reference rate and weighted average maturity of 2 years. During the quarter ended September 30, 2026, the Company terminated two notional interest rate caps totaling $1.1 billion with strike rates of 3.00% and 3.30% resulting in a realized gain of $3 million. During the nine months ended September 30, 2026, the Company terminated three interest rate caps consisting of $2.1 billion notional with strike rates of 3.00%, 3.30% and 3.95% for a realized loss of $4 million. During the quarter and nine months ended September 30, 2025, the Company had no terminations or maturities resulting in realized gains/losses.

U.S. Treasury Futures Contracts

For the Investment Portfolio segment, during the quarter ended September 30, 2026, the Company had no open U.S. Treasury future positions. For the Investment Portfolio segment, during the quarter ended September 30, 2026, the Company had no realized gains or losses. For the Investment Portfolio segment, during the quarter ended September 30, 2025, the Company covered its open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For the Residential Origination segment, during the period ended September 30, 2026, the Company entered into 546 short five-year and 2,199 short two-year U.S. Treasury futures contracts with notional amounts of $55 million and $440 million, respectively, which it subsequently covered for a realized gain of $1 million for the quarter ended September 30, 2026. During the nine months ended September 30, 2026, the Company’s Residential Origination segment had a realized gain of $3 million. The Company is short 417 five-year and 1,674 two-year U.S. Treasury futures contracts at September 30, 2026. At December 31, 2025, the Company was short 197 five-year and 765 two-year U.S. Treasury futures contracts.

Interest Rate Lock Commitments

For the Residential Origination segment, the Company enters into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. At September 30, 2026, the notional amount of the locked pipeline was $317 million with a fair value of $1 million. During the quarter and nine months ended September 30, 2026, the Company had net realized loss of $3 million and $3 million, respectively. At December 31, 2025, the notional amount of the locked pipeline was $200 million with a fair value of $4 million. During the quarter and nine months ended September 30, 2025 the Company had no realized gains or losses from IRLCs. The Company’s IRLCs are not centrally cleared.

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

The Company may establish long, short, or combined positions in TBA securities through a series of transactions, commonly referred to as “dollar roll” transactions. A dollar roll transaction effectively delays the settlement of a forward purchase (or sale) of a non-specified Agency RMBS by entering into an offsetting TBA position, net settling the paired-off positions in cash, and simultaneously entering into an identical TBA long (or short) position with a later settlement date. TBA securities purchased or sold for a forward settlement date are generally priced at a discount relative to those settling in the current month as the holder of a current settlement position will receive coupon payments sooner than those settling in the forward month. This price difference, referred to as “drop income (expense),” represents the economic equivalent of net interest income (interest income less implied financing cost) on the underlying Agency security from the trade date to settlement date.

At September 30, 2026, the Company had no TBA purchase contracts and had TBA sales contracts with an aggregate notional amount of $2.4 billion, resulting in a net short TBA notional position of $2.4 billion. The Company had no realized gains or losses from TBA derivative transactions during the quarter ended September 30, 2026. During the nine months ended September 30, 2026, the Company recognized realized gains of $9 million related to TBA derivative transactions.

There was no drop expense for the quarter ended September 30, 2026. Drop expense for the nine months ended September 30, 2026 was $1 million, and is reported within Periodic interest on derivatives, net in the Consolidated Statements of Operations. The Investment Portfolio segment had open short TBAs as of September 30, 2026. The Investment Portfolio segment did not own TBAs as of September 30, 2025.

For the Residential Origination segment, during the quarter ended September 30, 2026, the Company entered into 22 Agency TBA contracts with an aggregate notional amount of $25 million. These contracts were subsequently covered, resulting in a realized gain of $135 thousand, which is included within Gain on origination and sale of loans, net, in the Consolidated Statements of Operations. As of September 30, 2026, the Company held 13 open Agency TBA positions.

The Company also maintains collateral in the form of cash margin from its counterparties to its derivative contracts. In accordance with the Company's netting policy, the Company presents the fair value of its derivative contracts net of cash margin received. See Note 17 — Credit Risk and Interest Rate Risk for additional details on derivative netting.

The table below summarizes the location and fair value of the derivatives reported in the Consolidated Statements of Financial Condition after counterparty netting and posting of cash collateral as of September 30, 2026 and December 31, 2025.

		September 30, 2026
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps	$2,560,000	Derivatives, at fair value, net	$100,848	Derivatives, at fair value, net	$—
Swap futures	340,000	Derivatives, at fair value, net	14,384	Derivatives, at fair value, net	—
Swaptions	—	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Interest rate caps	3,100,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
TBAs	2,365,000	Derivatives, at fair value, net	616	Derivatives, at fair value, net	(1,318)
U.S. Treasury futures	376,500	Derivatives, at fair value, net	4,215	Derivatives, at fair value, net	—
Interest rate lock commitments	317,468	Derivatives, at fair value, net	1,146	Derivatives, at fair value, net	—
Total	$9,058,968		$121,209		$(1,318)

		December 31, 2025
		Derivative Assets		Derivative Liabilities
Derivative Instruments	Notional Amount Outstanding	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value	Location on Consolidated Statements of Financial Condition	Net Estimated Fair Value/Carrying Value
		(dollars in thousands)
Interest rate swaps	$3,014,000	Derivatives, at fair value, net	$21,158	Derivatives, at fair value, net	$—
Swap futures	340,000	Derivatives, at fair value, net	57	Derivatives, at fair value, net	(1,759)
Swaptions	600,000	Derivatives, at fair value, net	117	Derivatives, at fair value, net	—
Interest rate caps	1,000,000	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
U.S. Treasury futures	172,700	Derivatives, at fair value, net	—	Derivatives, at fair value, net	—
Interest rate lock commitments	199,828	Derivatives, at fair value, net	3,855	Derivatives, at fair value, net	—
Total	$5,326,528		$25,187		$(1,759)

The effect of the Company’s derivatives on the Consolidated Statements of Operations for the quarter and nine months ended September 30, 2026 and 2025, respectively, is presented below.

		Net gains (losses) on derivatives
		For the Quarter Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2026	September 30, 2025
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on derivatives	$88,768	$257
Interest rate swaps	Realized gains (losses) on derivatives	72,164	2,011
Interest rate swaps	Periodic interest on derivatives, net	(605)	3,212
Interest rate swaps	Gain on origination and sale of loans, net	27,588	N/A
Swap futures	Net unrealized gains (losses) on derivatives	10,104	(5,440)
Swap futures	Realized gains (losses) on derivatives	—	4
Swap futures	Periodic interest on derivatives, net	416	1,541
U.S. Treasury futures	Realized gains (losses) on derivatives	—	—
U.S. Treasury futures	Net unrealized gains (losses) on derivatives	—	—
Swaptions	Net unrealized gains (losses) on derivatives	—	(877)
Swaptions	Realized gains (losses) on derivatives	—	—
Interest rate caps	Net unrealized gains (losses) on derivatives	30,288	(1,847)
Interest rate caps	Realized gains (losses) on derivatives	2,737	—
Interest rate caps	Periodic interest on derivatives, net	5,828	998
TBAs	Net unrealized gains (losses) on derivatives	(1,936)	N/A
TBAs	Realized gains (losses) on derivatives	—	N/A
TBAs	Periodic interest on derivatives, net	—	N/A
TBAs	Gain on origination and sale of loans, net	412	N/A
U.S. Treasury futures	Gain on origination and sale of loans, net	4,654	N/A
Interest rate lock commitments	Gain on origination and sale of loans, net	(2,908)	N/A

		Net gains (losses) on derivatives
		For the Nine Months Ended
Derivative Instruments	Location on Consolidated Statements of Operations and Comprehensive Income	September 30, 2026	September 30, 2025
		(dollars in thousands)
Interest rate swaps	Net unrealized gains (losses) on derivatives	$105,765	$(3,640)
Interest rate swaps	Realized gains (losses) on derivatives	80,309	(9,930)
Interest rate swaps	Periodic interest on derivatives, net	1,425	11,056
Interest rate swaps	Gain on origination and sale of loans, net	31,828	N/A
Swap futures	Net unrealized gains (losses) on derivatives	14,821	(6,081)
Swap futures	Realized gains (losses) on derivatives	—	(386)
Swap futures	Periodic interest on derivatives, net	1,321	1,881
U.S. Treasury futures	Realized gains (losses) on derivatives	—	82
U.S. Treasury futures	Net unrealized gains (losses) on derivatives	—	(117)
Swaptions	Net unrealized gains (losses) on derivatives	1,045	(877)
Swaptions	Realized gains (losses) on derivatives	2,022	(5,623)
Interest rate caps	Net unrealized gains (losses) on derivatives	41,077	(6,217)
Interest rate caps	Realized gains (losses) on derivatives	(4,352)	—
Interest rate caps	Periodic interest on derivatives, net	8,164	2,016
TBAs	Net unrealized gains (losses) on derivatives	(1,936)	N/A
TBAs	Realized gains (losses) on derivatives	9,319	N/A
TBAs	Periodic interest on derivatives, net	(1,376)	N/A
TBAs	Gain on origination and sale of loans, net	389	N/A
U.S. Treasury futures	Gain on origination and sale of loans, net	7,281	N/A
Interest rate lock commitments	Gain on origination and sale of loans, net	(2,708)	N/A

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

13. Capital Stock

Preferred Stock

The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2026. The Company declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2025.

The Company declared dividends to Series B preferred stockholders of $8 million and $24 million, or $0.61 and $1.83 per preferred share, during the quarter and nine months ended September 30, 2026. The Company declared dividends to Series B preferred stockholders of $8 million and $25 million, or $0.65 and $1.94 per preferred share, during the quarter and nine months ended September 30, 2025.

The Company declared dividends to Series C preferred stockholders of $6 million and $17 million, or $0.56 and $1.66 per preferred share, during the quarter and nine months ended September 30, 2026. The Company declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2025.

The Company declared dividends to Series D preferred stockholders of $5 million and $14 million, or $0.60 and $1.78 per preferred share, during the quarter and nine months ended September 30, 2026. The Company declared dividends to Series D preferred stockholders of $5 million and $15 million, or $0.63 and $1.89 per preferred share, during the quarter and nine months ended September 30, 2025.

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

The Company did not repurchase any of its common stock during the quarters and nine months ended September 30, 2026 and 2025. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of September 30, 2026.

In 2022, the Company entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, the Company amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, the Company may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million, from time to time in “at the market” offerings through any of the sales agents under the Securities Act of 1933. The Company did not issue any shares under the at-the-market sales program during the quarters and nine months ended September 30, 2026 and 2025. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of September 30, 2026.

During the quarter and nine months ended September 30, 2026, the Company declared dividends to common shareholders of $39 million, or $0.45 per share, and $116 million, or $1.35 per share, respectively. During the quarter and nine months ended September 30, 2025, the Company declared dividends to common shareholders of $31 million, or $0.37 per share, and $92 million, or $1.11 per share, respectively.

Earnings per Share (EPS)

EPS for the quarters and nine months ended September 30, 2026 and 2025 are computed as follows:

	For the Quarters Ended
	September 30, 2026	September 30, 2025
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders — Basic	$(193,662)	$(21,997)
Effect of dilutive securities:	—	—
Net income available to common shareholders — Diluted	$(193,662)	$(21,997)

Denominator:
Weighted average basic shares	83,870,874	81,507,492
Effect of dilutive securities	—	—
Weighted average dilutive shares	83,870,874	81,507,492

Net income (loss) per average share attributable to common stockholders — Basic	$(2.31)	$(0.27)
Net income (loss) per average share attributable to common stockholders — Diluted	$(2.31)	$(0.27)

	For the Nine months ended
	September 30, 2026	September 30, 2025
	(dollars in thousands, except share and per share data)
Numerator:
Net income (loss) available to common shareholders — Basic	$(262,679)	$137,967
Effect of dilutive securities:	—	—
Net income available to common shareholders — Diluted	$(262,679)	$137,967

Denominator:
Weighted average basic shares	83,787,100	81,435,782
Effect of dilutive securities	—	1,260,224
Weighted average dilutive shares	83,787,100	82,696,006

Net income (loss) per average share attributable to common stockholders — Basic	$(3.14)	$1.69
Net income (loss) per average share attributable to common stockholders — Diluted	$(3.14)	$1.67

For the three and nine months ended September 30, 2026, the Company reported net losses. Accordingly, all potential common shares were excluded from the computation of diluted net loss per share because their inclusion would have been anti-dilutive. The weighted-average number of potential common shares attributable to outstanding equity awards excluded from these computations was 2,049,249 and 2,040,180 for the three and nine months ended September 30, 2026, respectively.

For the three months ended September 30, 2025, the Company reported a net loss; therefore all potential common shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive. The weighted-average number of potential common shares attributable to outstanding equity awards excluded from these computations was 1,377,857 for the three months ended September 30, 2025. For the nine months ended September 30, 2025, the Company reported net income, and diluted earnings per share included the effect of potentially dilutive common shares.

14. Accumulated Other Comprehensive Income

The following table presents the changes in the components of Accumulated Other Comprehensive Income, or the AOCI, for the nine months ended September 30, 2026 and 2025:

	September 30, 2026
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2025	$146,295	$146,295
OCI before reclassifications	(36,590)	(36,590)
Amounts reclassified from AOCI	3,140	3,140
Net current period OCI	(33,450)	(33,450)
Balance as of September 30, 2026	$112,845	$112,845

	September 30, 2025
	(dollars in thousands)
	Unrealized gains (losses) on available-for-sale securities, net	Total Accumulated OCI Balance
Balance as of December 31, 2024	$159,449	$159,449
OCI before reclassifications	(12,073)	(12,073)
Amounts reclassified from AOCI	2,056	2,056
Net current period OCI	(10,017)	(10,017)
Balance as of September 30, 2025	$149,432	$149,432

The amounts reclassified from AOCI balance comprised of $3 million and $2 million net unrealized losses on available-for-sale securities sold for the nine months ended September 30, 2026 and September 30, 2025, respectively.

15. Equity Compensation, Employment Agreements and Other Benefit Plans

On June 14, 2023, the Board of Directors recommended and shareholders approved the Chimera Investment Corporation 2023 Equity Incentive Plan (the “2023 Plan”). It authorized the issuance of up to 6,666,667 shares of our common stock for the grant of awards under the 2023 Plan (adjusted on a retroactive basis to reflect our 1-for-3 reverse stock split effected on May 21, 2024). The 2023 Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2023 Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the 2023 Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the 2023 Plan.

As of September 30, 2026, approximately 3 million shares were available for future grants under the 2023 Plan.

Awards under the 2023 Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the 2023 Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Chimera Investment Corporation 2025 Inducement Award Plan (the “2025 Inducement Award Plan”), pursuant to which the Company reserved 540,000 shares of Chimera’s common stock, $0.01 par value per share for issuance under the 2025 Inducement Award Plan solely to individuals who were not previously employees of Chimera or any subsidiary of Chimera (or who are returning to employment following a bona fide period of interruption of employment with Chimera), in accordance with NYSE Listed Company Manual Rule 303A.08. The 2025 Inducement Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the 2025 Inducement Award Plan. The Company issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. Effective April 1, 2026, the Company amended the settlement provisions applicable to DERs issued under its 2025 Inducement Award Plan to permit settlement in cash, shares of the Company's common stock or a combination thereof, at the Company's discretion.

The Compensation Committee had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the 2023 Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the 2023 Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At both September 30, 2026 and December 31, 2025, there are approximately 92 thousand shares for which payments have been deferred until separation or a date elected by the participant. At September 30, 2026 and December 31, 2025, there are approximately 417 thousand and 269 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarters and nine months ended September 30, 2026 and 2025, the Company granted RSU awards under the 2023 Plan to senior management, employees and directors. These RSU awards are designed to reward senior management, employees of the Company and directors for services provided to the Company. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. Under the 2023 Plan, the service period for employees who are retirement eligible, defined as years of service to the Company plus age that is equal to or greater than 65, is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by the Company on the vesting dates to receive the RSU awards. The Company did not grant any RSU awards during the quarters ended September 30, 2026 and 2025. The Company granted 522 thousand RSU awards during the nine months ended September 30, 2026 with a grant date fair value of $7 million which include stock grants to Chimera employees and two HomeXpress employees who did not receive awards under the 2025 Inducement Award Plan for the 2026 performance year. The Company granted 362 thousand RSU awards during the nine months ended September 30, 2025 with a grant date fair value of $5 million for the 2025 performance year.

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

Following the amendment of the settlement provisions applicable to awards made under the 2025 Inducement Award Plan effective April 1, 2026, the Company evaluated the amended terms under ASC 718 and concluded that the DERs are liability-classified awards. Accordingly, the Company reclassified the outstanding DERs from equity to liabilities on the modification date and will subsequently remeasure the liability at fair value each reporting period until settlement. The amendment did not affect the accounting for the underlying restricted stock units, which continue to be classified as equity awards. For the quarter and nine months ended September 30, 2026, the Company recognized $62 thousand and $120 thousand, respectively, of stock compensation expense related to DERs issued.

Grants of Performance Share Units (“PSUs”)

PSU awards made under the 2023 Plan are designed to align compensation with the Company’s future performance. The PSU awards granted during the nine months ended September 30, 2026 include a three-year performance period ending on December 31, 2028. For the PSU awards granted during the nine months ended September 30, 2026, the final number of shares awarded will be between 0% and 150% of the PSUs granted based on share price performance compared to a peer group. The PSU awards granted during the nine months ended September 30, 2025, include a three-year performance period ending on December 31, 2027. For the PSU awards granted during the nine months ended September 30, 2025, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on the Company Economic Return and share price performance compared to a peer group.

The Company’s three-year Company Economic Return is equal to the Company’s change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of the Company Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on the Company’s best estimate of the actual number of shares awarded. The Company did not grant any PSU awards during the quarters ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, the Company granted 415 thousand PSU awards to senior management with a grant date fair value of $5 million. For the nine months ended September 30, 2025, the Company granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million.

The Company recognized stock-based compensation expense of $3 million and $11 million which includes stock grants to both Chimera and HomeXpress employees for the quarter and nine months ended September 30, 2026. The Company recognized stock-based compensation expense of $2 million and $8 million for the quarter and nine months ended September 30, 2025.

The Company also maintains a qualified 401(k) plan. The plan is a retirement savings plan that allows eligible employees to contribute a portion of their wages on a tax-deferred basis under Section 401(k) of the Code. Employees may contribute, through payroll deductions, up to $24,500 if under the age of 50 years and an additional $8,000 “catch-up” contribution for employees 50 years or older. The Company matches 100% of the first 6% of the eligible compensation deferred by employee contributions. The employer funds the 401(k) matching contributions in the form of cash, and participants may direct the Company match to an investment of their choice. The benefit of the Company’s contributions vests immediately. Generally, a participating employee is entitled to distributions from the plan upon termination of employment, retirement, death or disability. The 401(k) expense related to the Company’s qualified plan for the quarter and nine months ended September 30, 2026 was $562 thousand and $2 million, respectively. The 401(k) expense related to the Company’s qualified plan for the quarter and nine months ended September 30, 2025 was $194 thousand and $670 thousand, respectively.

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

The Company recorded an income tax benefit of $306 thousand and $3 million for the quarter and nine months ended September 30, 2026, respectively. The Company recorded income tax expense of $251 thousand and $2 million for the quarter and nine months ended September 30, 2025, respectively.

The Company’s effective tax rate differs from the U.S. federal corporate statutory tax rate of 21 percent primarily due to the deduction of dividend distributions required to be paid under Code Section 857(a).

The Company’s U.S. federal, state and local tax returns for the tax years ending on or after December 31, 2023 remain open for examination.

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

The Company's secured financing transactions are governed by underlying agreements that provide for a right of setoff by the lender, including in the event of default or bankruptcy of the borrowing party to the transactions. The Company's derivative transactions are governed by underlying agreements that provide for a right of setoff under master netting arrangements, including in the event of default or bankruptcy of either party to the transactions. The Company presents its assets and liabilities subject to such arrangements on a net basis in the Consolidated Statements of Financial Condition. The following table presents information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our Consolidated Statements of Financial Condition as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(8,619,936)	$—	$(8,619,936)	$9,524,080	$153,198	$1,057,342
Interest rate swaps - Gross Assets	156,390	(55,541)	100,848	—	(55,519)	45,329
Interest rate swaps - Gross Liabilities	(22)	22	—	—	—	—
Futures (2) - Gross Assets	18,598	—	18,598	—	(11,006)	7,592
Interest rate caps - Gross Assets	104,410	(104,410)	—	—	(105,895)	(105,895)
Interest rate caps - Gross Liabilities	—	—	—	—	—	—
Interest Rate Lock - Gross Assets	1,146	—	1,146	—	—	1,146
Interest Rate Lock - Gross Liabilities	—	—	—	—	—	—
TBA derivatives - Gross Assets	617	—	617	—	2,520	3,137
TBA derivatives - Gross Liabilities	(2,326)	1,008	(1,318)	—	—	(1,318)
Total	$(8,341,123)	$(158,921)	$(8,500,045)	$9,524,080	$(16,702)	$1,007,333
(1) Included in Other assets
(2) Includes Futures with underlying Eris Secured Overnight Financing Rate Swaps and U.S. Treasuries

	December 31, 2025
	(dollars in thousands)
	Gross Amounts of Recognized Assets (Liabilities)	Gross Amounts Offset in the Consolidated Statements of Financial Position	Net Amounts Offset in the Consolidated Statements of Financial Position	Gross Amounts Not Offset with Financial Assets (Liabilities) in the Consolidated Statements of Financial Position
				Financial Instruments	Cash Collateral (Received) Pledged (1)	Net Amount
Secured financing agreements	$(6,031,182)	$—	$(6,031,182)	$7,353,549	$16,968	$1,339,335
Interest rate swaps - Gross Assets	21,413	(255)	21,158	—	43,235	64,393
Interest rate swaps - Gross Liabilities	(115)	115	—	—	—	—
Futures (2) - Gross Assets	57	—	57	—	5,857	5,914
Futures (2) - Gross Liabilities	(1,759)	—	(1,759)	—	—	(1,759)
Swaptions - Gross Assets	3,927	(3,810)	117	—	(3,810)	(3,693)
Swaptions - Gross Liabilities	—	—	—	—	—	—
Interest rate caps - Gross Assets	115	(115)	—	—	(440)	(440)
Interest rate caps - Gross Liabilities	—	—	—	—	—	—
Interest Rate Lock - Gross Assets	3,855	—	3,855	—	—	3,855
Interest Rate Lock - Gross Liabilities	—	—	—	—	—	—
Total	$(6,003,689)	$(4,065)	$(6,007,754)	$7,353,549	$61,810	$1,407,605
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

At the Company’s election, it can request the mortgage servicing counterparty to utilize leverage on the MSRs related to its Interests in MSR financing receivables. As of September 30, 2026, the Company’s mortgage servicing counterparty has a $100 million credit facility that is secured by certain MSRs, including MSRs to which the Company’s Interests in MSR financing receivables are referenced. As of September 30, 2026, the mortgage servicing counterparty had drawn $58.5 million of availability under its credit facility. As of September 30, 2026, the Company had the ability to utilize approximately 41.5% of its mortgage servicing counterparty’s available undrawn capacity under its credit facility. In general, the mortgage servicing counterparty can obtain advances of up to 65% of the fair value of the MSR collateral value pledged. Under the mortgage servicing counterparty’s credit facility, if the fair value of the pledged MSR collateral declines and the lender demands additional collateral from our mortgage servicing counterparty through a margin call, the Company would be required to provide the mortgage servicing counterparty with additional funds to meet such margin call. If the Company were unable to satisfy such margin call, the lender could liquidate the MSR collateral position to which the Company’s Interests in MSR financing receivables are referenced to satisfy the loan obligation, thereby reducing the value of the Company’s Interests in MSR financing receivables. Draws under the facility bear interest at term SOFR plus 3.00% with a floor of 5.50% and a maturity date of July 31, 2027 with a one-year borrower extension option.

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

The settlements, net, for the nine months ended September 30, 2026, were primarily related to the repayment of premiums on early loan payoffs. Repurchase reserves are included within Accounts payable and other liabilities in the Consolidated Statements of Financial Condition.

The activity related to the Company’s loan repurchase reserves for previously sold loans for the nine months ended September 30, 2026, and year ended December 31, 2025, is as follows:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Balance, beginning of period	$5,780	$—
Acquired during the period	—	3,427
Provision (benefit)	924	1,357
Pushdown accounting adjustment	—	1,263
Settlements, net	(993)	(266)
Balance, end of period	$5,711	$5,780

19. Business Combination

Measurement Period Considerations

As of September 30, 2026, the Company was within the measurement period for the HomeXpress Acquisition, which extends up to one year from the acquisition date. During the nine months ended September 30, 2026, the Company did not record any measurement period adjustments related to the HomeXpress Acquisition. Accordingly, the preliminary allocation of the purchase price, including amounts recorded as goodwill and intangible assets, remains unchanged from that reported as of December 31, 2025.

Goodwill and intangible assets recognized in connection with the HomeXpress Acquisition are included in Other assets on the Company’s Consolidated Statements of Financial Condition. See Note 2 — Summary of the Significant Accounting Policies for additional information.

20. Segment Reporting

At September 30, 2026, the Company's reportable segments include (i) Investment Portfolio and (ii) Residential Origination.

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

Investment Portfolio Segment

The Investment Portfolio segment consists of the Company's investment and third-party advisory services activities, as well as the purchase and aggregation of LHFS from HomeXpress and third-party mortgage originators for future securitizations. The segment's investment activities encompass (i) residential mortgage loans and properties, (ii) real estate-related securities, (iii) consumer loans, (iv) MSR-related investments and (v) certain ancillary and equity method investments, together with associated financing and hedging activities and allocable expenses. Prior to the fourth quarter of 2025, these activities comprised the Company’s single reportable segment.

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

The Company completed its acquisition of HomeXpress on October 1, 2025, which resulted in the establishment of the Residential Origination segment. As a result, no revenues or expenses are presented for the Residential Origination segment for the three and nine months ended September 30, 2025. Accordingly, the segment results for the three and nine months ended September 30, 2026 are not directly comparable to those of the prior year period.

Segment Results

The following tables present, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses that are regularly reviewed by the CODM. Segment results are prepared on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated amounts below:

	For the Quarter Ended
	September 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$214,131	$16,556	$230,687
Interest expense	147,630	11,874	159,504
Net interest income	66,501	4,682	71,183

Increase in provision for credit losses	6,847	—	6,847

Other income (losses):
Net unrealized gains (losses) on derivatives	127,224	—	127,224
Realized gains (losses) on derivatives	74,901	—	74,901
Periodic interest on derivatives, net	5,639	—	5,639
Net gains (losses) on derivatives	207,764	—	207,764
Investment management and advisory fees	7,978	—	7,978
Interest income from investment in MSR financing receivables, net	777	—	777
Net unrealized gains (losses) on financial instruments at fair value	(391,000)	—	(391,000)
Net realized gains (losses) on sales of investments	(26,889)	—	(26,889)
Gains (losses) on extinguishment of debt	—	—	—
Other investment gains (losses)	1,063	—	1,063
Gain on origination and sale of loans, net	176	10,952	11,128
Total other income (losses)	(200,131)	10,952	(189,179)

Other expenses:
Compensation and benefits	11,402	12,473	23,875
General and administrative expenses	9,452	2,722	12,174
Servicing and asset manager fees	6,164	—	6,164
Depreciation, amortization, and impairment of intangible assets	2,048	3,431	5,479
Transaction expenses	—	—	—
Total other expenses	29,066	18,626	47,692

Income (loss) before income taxes	(169,543)	(2,992)	(172,535)
Income tax expense (benefit)	254	(560)	(306)
Net income (loss)	(169,797)	(2,432)	(172,229)

Dividends on preferred stock	21,433	—	21,433

Net income (loss) available to common shareholders	$(191,230)	$(2,432)	$(193,662)

	For the Quarter Ended
	September 30, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$209,100	$—	$209,100
Interest expense	144,089	—	144,089
Net interest income	65,011	—	65,011

Increase in provision for credit losses	2,587	—	2,587

Other income (losses):
Net unrealized gains (losses) on derivatives	(7,907)	—	(7,907)
Realized gains (losses) on derivatives	2,015	—	2,015
Periodic interest on derivatives, net	5,751	—	5,751
Net gains (losses) on derivatives	(141)	—	(141)
Investment management and advisory fees	8,509	—	8,509
Interest income from investment in MSR financing receivables, net	500	—	500
Net unrealized gains (losses) on financial instruments at fair value	(36,995)	—	(36,995)
Net realized gains (losses) on sales of investments	1,991	—	1,991
Gains (losses) on extinguishment of debt	—	—	—
Other investment gains (losses)	1,945	—	1,945
Gain on origination and sale of loans, net	—	—	—
Total other income (losses)	(24,191)	—	(24,191)

Other expenses:
Compensation and benefits	13,756	—	13,756
General and administrative expenses	6,936	—	6,936
Servicing and asset manager fees	6,991	—	6,991
Depreciation, amortization, and impairment of intangible assets	948	—	948
Transaction expenses	9,931	—	9,931
Total other expenses	38,562	—	38,562

Income (loss) before income taxes	(329)	—	(329)
Income tax expense (benefit)	251	—	251
Net income (loss)	(580)	—	(580)

Dividends on preferred stock	21,417	—	21,417

Net income (loss) available to common shareholders	$(21,997)	$—	$(21,997)

	For the Nine Months Ended
	September 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$626,385	$45,222	$671,607
Interest expense	422,002	32,910	454,912
Net interest income	204,383	12,312	216,695

Increase in provision for credit losses	16,863	—	16,863

Other income (losses):
Net unrealized gains (losses) on derivatives	160,772	—	160,772
Realized gains (losses) on derivatives	87,298	—	87,298
Periodic interest on derivatives, net	9,534	—	9,534
Net gains (losses) on derivatives	257,604	—	257,604
Investment management and advisory fees	21,682	—	21,682
Interest income from investment in MSR financing receivables, net	3,927	—	3,927
Net unrealized gains (losses) on financial instruments at fair value	(471,922)	—	(471,922)
Net realized gains (losses) on sales of investments	(76,941)	—	(76,941)
Gains (losses) on extinguishment of debt	(41,605)	—	(41,605)
Other investment gains (losses)	1,382	—	1,382
Gain on origination and sale of loans, net	108	54,615	54,723
Total other income (losses)	(305,765)	54,615	(251,150)

Other expenses:
Compensation and benefits	39,690	35,993	75,683
General and administrative expenses	28,513	7,301	35,814
Servicing and asset manager fees	16,117	—	16,117
Depreciation, amortization, and impairment of intangible assets	8,913	10,290	19,203
Transaction expenses	3,305	—	3,305
Total other expenses	96,538	53,584	150,122

Income (loss) before income taxes	(214,783)	13,343	(201,440)
Income tax expense (benefit)	(1,804)	(867)	(2,671)
Net income (loss)	(212,979)	14,210	(198,769)

Dividends on preferred stock	63,910	—	63,910

Net income (loss) available to common shareholders	$(276,889)	$14,210	$(262,679)

	For the Nine Months Ended
	September 30, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Net Interest Income:
Interest income	$601,014	$—	$601,014
Interest expense	400,773	—	400,773
Net interest income	200,241	—	200,241

Increase in provision for credit losses	10,383	—	10,383

Other income (losses):
Net unrealized gains (losses) on derivatives	(16,932)	—	(16,932)
Realized gains (losses) on derivatives	(15,857)	—	(15,857)
Periodic interest on derivatives, net	14,953	—	14,953
Net gains (losses) on derivatives	(17,836)	—	(17,836)
Investment management and advisory fees	26,254	—	26,254
Interest income from investment in MSR financing receivables, net	500	—	500
Net unrealized gains (losses) on financial instruments at fair value	98,872	—	98,872
Net realized gains (losses) on sales of investments	76	—	76
Gains (losses) on extinguishment of debt	2,122	—	2,122
Other investment gains (losses)	4,481	—	4,481
Gain on origination and sale of loans, net	—	—	—
Total other income (losses)	114,469	—	114,469

Other expenses:
Compensation and benefits	38,501	—	38,501
General and administrative expenses	20,658	—	20,658
Servicing and asset manager fees	21,726	—	21,726
Depreciation, amortization, and impairment of intangible assets	2,850	—	2,850
Transaction expenses	16,009	—	16,009
Total other expenses	99,744	—	99,744

Income (loss) before income taxes	204,583	—	204,583
Income tax expense (benefit)	2,416	—	2,416
Net income (loss)	202,167	—	202,167

Dividends on preferred stock	64,200	—	64,200

Net income (loss) available to common shareholders	$137,967	$—	$137,967

Gain on origination and sale of loans, net

The following table presents the components of gain on origination and sale of loans, net by reportable segment, including the elimination of intersegment activity related to transfers of loans held for sale between the Company's Residential Origination and Investment Portfolio segments.

	For the Quarter Ended
	September 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Elimination	Total
Premium from loan sales	$—	$27,740	$(9,087)	$18,653
Mark to market changes on LHFS	(9,308)	(8,118)	—	(17,426)
Unrealized gains from hedging derivative instruments	27,962	4,256	—	32,218
Unrealized gains (losses) from IRLC	—	(2,908)	—	(2,908)
Periodic interest on derivatives, net	(375)	—	—	(375)
Realized gains from hedging instruments, net	—	811	—	811
Provision for loan repurchase reserves	—	(168)	—	(168)
Loan origination income, net	(17,558)	(3,120)	9,087	(11,591)
Direct loan origination costs, net	(545)	(7,541)	—	(8,086)
Gain on origination and sale of loans, net	$176	$10,952	$—	$11,128

	For the Nine Months Ended
	September 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Elimination	Total
Premium from loan sales	$—	$93,965	$(19,156)	$74,809
Mark to market changes on LHFS	(3,259)	(15,466)	—	(18,724)
Unrealized gains from hedging derivative instruments	32,106	4,383	—	36,489
Unrealized gains from IRLC	—	(2,708)	—	(2,708)
Periodic interest on derivatives, net	(277)	—	—	(277)
Realized gains from hedging instruments, net	—	3,286	—	3,286
Benefit (provision) for loan repurchase reserves	—	(924)	—	(924)
Loan origination income, net	(27,628)	(7,244)	19,156	(15,716)
Direct loan origination costs, net	(834)	(20,677)	—	(21,512)
Gain on origination and sale of loans, net	$108	$54,615	$—	$54,723

Segment Assets

The CODM reviews total assets by segment in evaluating performance and allocating resources. Segment assets are presented on the same basis as the Company’s consolidated financial statements and are reconciled to consolidated total assets below.

	As of
	September 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$15,565,596	$1,143,611	$16,709,206
Total stockholders’ equity	$1,875,793	$294,528	$2,170,321

	As of
	December 31, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total
Total assets	$14,676,908	$1,131,634	$15,808,542
Total stockholders’ equity	$2,292,377	$280,317	$2,572,694

21. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require recognition or adjustment to the consolidated financial statements or disclosures.

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
•changes in inflation, the yield curve, interest rates, including the resumption of Federal Reserve monetary tightening, and mortgage prepayment rates;
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

In 2025, we reevaluated the composition of our reportable segments based on changes in the significance of certain business activities, including the acquisition of HomeXpress Mortgage Corp. (“HomeXpress”) in October 2025 (the “HomeXpress Acquisition”), and the manner in which our management reviews operating results and allocates resources. As a result of this reevaluation, we have two reportable segments: (i) Investment Portfolio and (ii) Residential Origination. The Investment Portfolio segment consists of our investment and third-party advisory services activities, as well as the purchase and aggregation of LHFS from HomeXpress and third-party mortgage originators for future securitizations. The Residential Origination segment consists of the stand-alone residential mortgage origination business of HomeXpress that originates Non-QM residential mortgage loans (both consumer loans and Investor Loans) and other Non-Agency and Agency mortgage loan products.

Investment Portfolio Segment

As of September 30, 2026, based on the fair value of our interest-earning assets, approximately 50.3% of our investment portfolio was allocated to residential mortgage loans held for investment, 37.5% to Agency MBS, 4.6% to Non-Agency RMBS, 7.4% to LHFS, and less than 1% to interests in MSR financing receivables.

We utilize a variety of channels, including securitizations, warehouse facilities, repurchase agreements and other capital market activities to finance our investments, manage liquidity, improve capital efficiency, support the implementation of our investment strategies, as well as enhance our return on equity. We manage interest rate risk using hedging instruments such as interest rate swaps, swap futures, U.S. Treasury futures, swaptions, and interest rate caps. We also use TBA securities to hedge certain risks within our Agency portfolio.

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

Residential Origination Segment

HomeXpress is a specialty mortgage lender focused primarily on providing first lien, consumer Non-QM loans, and Investor Loans solutions to the residential housing market on a national scale through mortgage brokers and bankers. As of September 30, 2026, HomeXpress had approximately 6,300 approved wholesale brokers and non-delegated correspondent bankers. Non-QM loans are designed for borrowers who do not meet traditional qualified mortgage standards and typically carry higher interest rates and offer more flexible solutions. Investor Loans are secured by first liens on non-owner occupied 1–8 unit investment rental properties. HomeXpress is a leading originator of these residential mortgage loans and does so substantially on a wholesale basis through independent mortgage brokers and bankers. In the third quarter of 2026, HomeXpress sold 68% of all of the loans it originated on a servicing-released basis to third-party institutional investors, and the remaining 32% of the loans were purchased by the Investment Portfolio segment under our strategy of sponsoring securitizations of Non-QM loans using HomeXpress collateral. HomeXpress uses warehouse financing to fund loans from origination through sale. While the residential real estate market and associated mortgage loan origination volumes are heavily influenced by economic factors such as interest rates, housing prices and employment conditions, additional loan origination growth for HomeXpress is expected to be realized from further development of its existing wholesale origination network, as well as the growth of its recently established non-delegated correspondent channel. Additional growth is also expected from the expansion of its FHA, VA and conventional Agency-conforming channel and the implementation of a delegated correspondent lending platform. As of September 30, 2026, Loans held for sale (“LHFS”) by HomeXpress constituted approximately 5.7% of our interest-earning assets based on fair value.

Market Conditions and our Strategy

Interest Rates, Inflation, Labor Markets, and Economic Activity

Financial markets during the third quarter of 2026 were shaped primarily by a significant repricing of interest rates and expectations for Federal Reserve monetary policy amid persistent inflation, resilient economic activity and geopolitical developments. Higher energy prices drove inflation pressures, while concerns regarding fiscal sustainability, Treasury supply and less supportive demand for longer duration securities contributed to upward pressure on longer term interest rates. Inflation remained above the Federal Reserve’s long-term target, with August headline CPI increasing 3.4% from the prior year and core CPI increasing 2.4%. August headline and core PCE inflation were 3.4% and 3.0%, respectively.

At its September meeting, the Federal Reserve increased its target range for the federal funds rate by 25 basis points to be between 3.75% and 4.00%. September flash PMI data subsequently reinforced the stronger growth narrative, with business activity rising at its fastest pace in over five years and, excluding the post-pandemic reopening surge, its strongest since early 2015, while input cost growth reached a near four year high. Updated economic projections reflected a more restrictive policy outlook, with the median year end federal funds rate at 4.1%. Labor market conditions remained generally stable, although job growth moderated toward quarter end, with September payrolls increasing by 29,000, prior months revised modestly lower and the unemployment rate at 4.2%.

U.S. Treasury yields increased materially across the curve during the quarter. The yield on the two-year U.S. Treasury increased from approximately 4.17% to 4.89%, while the ten-year U.S. Treasury yield increased from approximately 4.47% to 5.28%, the highest level since 2007. The yield curve modestly steepened during the quarter as longer-term yields also reflected increased concerns regarding Treasury supply and fiscal conditions.

Mortgage and Credit Markets

Mortgage rates increased meaningfully during the third quarter as benchmark interest rates moved higher. The 30-year conforming mortgage rate, as measured by the Optimal Blue Mortgage Market Indices 30-Year Fixed Rate Conforming Index, increased from approximately 6.45% to approximately 7.39% during the quarter. Higher mortgage rates increased borrowing costs and further constrained refinancing and purchase activity.

Agency mortgage-backed securities underperformed comparable duration Treasuries and swaps during the quarter as higher interest rates and increased rate volatility contributed to wider mortgage spreads. Current coupon Agency MBS spreads widened approximately 18 basis points relative to Treasuries and 16 basis points relative to swaps, while option-adjusted spreads also widened. Even with the spread widening and elevated rate volatility, Agency MBS and related secured financing markets continued to function in an orderly manner.

Residential mortgage credit markets remained comparatively resilient during the quarter. Non-QM securitization issuance totaled approximately $8.4 billion through September, approximately 54% above the comparable 2025 period. Despite elevated issuance and the significant increase in benchmark interest rates, senior Non-QM spreads were generally stable to modestly wider for much of the quarter, although extension sensitive securities experienced greater spread widening late in the quarter. Investor demand and higher all-in yields continued to support new issuance, while higher financing and hedging costs placed greater pressure on whole loan pricing and sponsor securitization economics.

During the third quarter of 2026, the Non-QM origination market experienced elevated interest rate volatility and significant changes in secondary market pricing. Mortgage rates increased significantly during the quarter, particularly in September, as higher U.S. Treasury yields placed upward pressure on mortgage financing costs. Rising interest rates and heightened volatility prompted some originators to adjust mortgage pricing to reflect changing market conditions, while some competing originators were slower to raise rates in an effort to preserve loan volumes. At the same time, widening bond spreads and expectations of longer loan durations negatively impacted secondary-market pricing and whole-loan investor execution, resulting in tighter origination margins and lower profitability.

As the quarter progressed, secondary market participants adjusted pricing and execution strategies in response to higher funding costs, interest rate volatility, and changing investor return requirements. Even with these challenges, demand for Non-QM mortgage products remained relatively strong, supported by continued demand for alternative mortgage products, including investor and debt-service coverage ratio (DSCR) loans, with the segment gaining market share relative to traditional mortgage products.

Housing Fundamentals

Housing market fundamentals were generally supportive from a mortgage credit perspective, although higher mortgage rates constrained affordability and transaction volumes. National home prices were modestly higher year over year, with the FHFA House Price Index increasing 2.6% through July. Housing conditions remained uneven, with stronger home price appreciation across New York, New Jersey and Pennsylvania, while growth was more subdued in Texas, Florida and several Western markets.

Existing home sales declined 2.0% in August to an annualized rate of approximately 4.0 million units, while available inventory increased to 1.62 million homes, or approximately 4.9 months of supply. The median existing home price remained 1.6% above the prior year level. Increased inventory has provided homebuyers with greater negotiating power, particularly in markets where supply has recovered more rapidly, while affordability remains a significant constraint for new buyers.

The predominantly fixed rate nature of the existing mortgage stock continued to limit payment shock for existing homeowners and support residential mortgage credit performance. Higher mortgage rates instead affected the housing market primarily through reduced refinancing activity, affordability and turnover. Prepayment speeds declined across residential mortgage products during the quarter, including Non-QM, as fewer borrowers remained economically incentivized to refinance.

Third Quarter 2026 Business Highlights - Investment Portfolio Segment

Investment Activity

Asset Purchases

Agency RMBS. During the third quarter, we traded and settled approximately $1.9 billion of notional in Agency RMBS, deploying capital raised from second quarter re-securitizations and prepayments during the second and third quarters while simultaneously increasing our allocation to liquid securities. During the quarter, we increased leverage to capitalize on investment opportunities, generating incremental net interest income. Leverage subsequently declined to the historical operating range by quarter end. Investing in Agency RMBS enables us to deploy capital in a relatively expedient manner through capital market transactions, asset divestitures, portfolio run-off, or other means and maintain liquidity for future investments or other strategic objectives, including business acquisitions.

Asset Sales

Agency securities. In the third quarter, we sold $1.0 billion of Agency Pass-through securities and $226 million of Agency CMOs. Net liquidity raised, after payment of principal on a secured financing facility that held these securities as collateral, was $33 million. These sales contributed to a reduction in the overall leverage of our Agency portfolio by quarter end and resulted in a net realized loss of $27 million during the quarter.

Securitization Activity

We intend to establish a securitization program for Non-QM and Investor Loans, providing an additional source of liquidity and capital to support HomeXpress originations. In addition to loans sourced through HomeXpress, we plan to acquire loans from other originators to build a diversified portfolio for securitization through our own program. Subsequent to quarter end, we completed the inaugural $291 million Prism securitization backed by loans originated by HomeXpress.

During the first quarter of 2026, the Investment Portfolio segment committed to purchase $187 million of newly originated Non-QM and Investor Loans from our subsidiary, HomeXpress, followed by an additional $131 million of purchase commitments during the second quarter. Of these commitments, an aggregate of $301 million in loans settled during the second quarter of 2026. During the third quarter, we further expanded our loan acquisition activities, committing to purchase approximately $797 million of loans sourced from HomeXpress and other third-party originators, of which $461 million settled during the quarter. Net of financing, we deployed approximately $52 million of equity during the third quarter, bringing total equity deployed since the inception of the program to approximately $88 million.

We utilize interest rate swaps to mitigate our exposure to interest rate volatility associated with these loans. During the quarter, we entered into interest rate swap contracts with an aggregate notional amount of $930 million, a weighted average fixed pay rate of 4.27%, and maturities ranging from 2 to 20 years. As of quarter end, our outstanding interest rate swap portfolio had an aggregate notional amount of $1.2 billion, a weighted average fixed pay rate of 4.09%, and remaining maturities ranging from 1 to 20 years.

Secured Financing Activity

During the third quarter of 2026, our overall secured financing costs increased by 15 basis points, primarily reflecting the rise in U.S. Treasury rates during the quarter. Secured financing agreements, representing our recourse liabilities, increased by a net $894 million, largely driven by additional leverage supporting our Agency RMBS investments. As previously discussed, under our broader deleveraging and risk management strategy, we took steps to reduce our Agency RMBS exposure by approximately $2.4 billion through short TBA positions established by quarter end.

The increase in U.S. Treasury yields and widening credit spreads across asset classes resulted in higher margin requirements during the quarter. Reductions in financing availability due to changes in asset valuations at the time of repo rollovers, together with additional variation margin posted on our repurchase agreement facilities, totaled $230 million. These requirements were more than offset by $240 million in variation margin received on our hedging portfolio, effectively mitigating the liquidity impact of the additional margin requirements. Despite the significant market volatility experienced during the quarter, financing markets remained stable, with funding capacity and liquidity available to support our investment portfolio.

During July, we successfully refinanced two maturing structured repurchase agreement facilities with non-mark-to-market financing provisions, renewing an aggregate of $355 million in financing and securing a five-percentage-point reduction in collateral haircut requirements. As part of these refinancings, we reduced the fixed interest rate on the $145 million fixed-rate facility by 113 basis points and lowered the financing spread over SOFR on the $210 million floating-rate facility by 51 basis points. Both facilities have final maturities in July 2028. These refinancings further strengthen our financing profile by reducing borrowing costs, improving capital efficiency, and providing greater funding stability and protection against market volatility.

Loans held for sale acquired during the second and third quarters for anticipated securitization exits continued to be financed through our warehouse facilities. At quarter end, approximately $756 million of loans held for sale were financed through these facilities, including $420 million of financing added during the third quarter.

At quarter end, total recourse financing associated with our investment portfolio was $7.8 billion, comprising $5.5 billion related to Agency positions and $2.4 billion related to residential credit investments. We continue to evaluate opportunities to finance retained securities from securitizations through longer-term facilities with limited recourse or, where appropriate, non-mark-to-market provisions. Currently, approximately $1.2 billion, representing 73% of our residential credit-related recourse financing, excluding LHFS, is structured through these facilities, providing greater financing stability and reducing our exposure to short-term market volatility.

Hedging Activity

Residential Credit Portfolio

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

Interest Rate Caps

During the quarter, we purchased SOFR-based interest rate caps with an aggregate notional amount of $800 million, a strike rate of 3.00%, and a total purchase price of $16 million. We also sold SOFR-based interest rate caps with an aggregate notional amount of $1.1 billion, strike rates of 3.00% and 3.30%, and total proceeds of $16 million, recognizing a realized gain of $3 million. In addition, we received $3 million in interest rate cap payments during the quarter. At quarter end, our outstanding interest rate cap positions totaled $1.3 billion in notional amount, with a weighted average strike rate of 3.00%.

ERIS SOFR Swap Futures

During the quarter, we maintained our existing ERIS SOFR swap futures positions, with no purchases or sales. At quarter end, our outstanding positions totaled $50 million in notional amount, representing a two-year pay-fixed swap equivalent with a par rate of 4.05% and a maturity of March 2027.

Agency RMBS Portfolio.

Interest Rate Caps

During the quarter, we made no additional purchases of interest rate caps and received $3 million in cap payments. At quarter end, our outstanding interest rate cap positions totaled $1.8 billion in notional amount, with a weighted average strike rate of 3.00%.

Interest Rate Swaps

During the quarter, we entered into interest rate swap contracts with an aggregate notional amount of $800 million, fixed pay rates ranging from 4.01% to 4.93%, and maturities ranging from 2 to 20 years. We also terminated $2.2 billion in notional amount of interest rate swaps, recognizing a realized gain of $72 million and receiving $1 million in interest payments. At quarter end, our outstanding swap positions totaled $1.3 billion in notional amount, with a weighted average fixed pay rate of 4.04% and remaining maturities ranging from 5 to 30 years.

ERIS SOFR Swap Futures

During the quarter, we maintained our existing ERIS SOFR swap futures positions without any purchases or sales. At quarter end, our outstanding positions totaled $290 million in notional amount, comprising $60 million in ten-year pay-fixed swap equivalents at a par rate of 3.87%, maturing in June 2035, and $230 million in five-year pay-fixed swap equivalents at a par rate of 3.60%, maturing in June 2030.

Mortgage TBAs

During the quarter, as previously discussed, we established a $2.4 billion short position in TBA mortgage-backed securities to reduce our exposure to Agency pass-through securities as part of our risk management strategy. We recognized no realized gains or losses from TBA closeouts and incurred no TBA drop expense during the quarter. At quarter end, our outstanding short TBA position remained at $2.4 billion in notional amount.

Investment and third-party asset management and advisory fees

Through our acquisition of Palisades in December 2024 (the “Palisades Acquisition”), we expanded our business to include investment management and advisory services, generating fee-based revenue from unaffiliated investors and private credit funds.

In response to a more competitive environment, throughout 2026, we have continued to refine Palisades’ operating model to diversify both the various types of fee-earning revenue as well as expand to a broader client base. Our strategy has centered on expanding relationships with new clients with different capital strategies and offering a broader set of services to fit their needs. To anchor these efforts, we will be leveraging Palisades’ capabilities to provide both capital markets and portfolio management services for all Chimera-sponsored securitization programs going forward. Since the Palisades Acquisition, we have added three new clients and expanded our asset management services to five Chimera-sponsored securitizations, four of which remain active and one which was re-securitized.

During the third quarter of 2026, Palisades generated approximately $8 million in transaction management and advisory fee revenue, partially offset by approximately $2 million in revenue-sharing expenses associated with the transition services agreement. After accounting for these expenses, the net contribution from these services was approximately $6 million, representing a decrease of approximately $542 thousand from the prior quarter. The increase in revenue-sharing expenses under the transition services agreement more than offset the benefit of higher transaction volumes during the third quarter. This performance reflects the ongoing transition toward a more diversified client base and fee structure as we expand Palisades’ service offerings and integrate its capabilities across Chimera’s securitization platform.

Third Quarter 2026 Business Highlights - Residential Origination Segment

HomeXpress’ loan origination strategy is focused on providing consistent high-quality service to its network of independent mortgage brokers and bankers and having an agile and responsive approach to shifts in market demand for its loan products, institutional investor appetite and regulatory environments. We expect continued growth in loan originations to come from further penetration of HomeXpress’ existing independent mortgage brokers network and the development of new relationships with them and non-delegated correspondent lenders. Our business strategy is also focused on driving loan origination process and operational efficiencies through our customized technology and risk assessment framework so that we can control and enhance the cost of originating our loans. HomeXpress sells its originated loans on a servicing-released basis to third-party institutional investors or to the Company’s Investment Portfolio segment for aggregation and potential securitization. HomeXpress uses warehouse financing to fund originated loans prior to sale.

During the third quarter of 2026, HomeXpress originated residential mortgage loans as detailed by the product and channel breakdown below. The weighted average interest rate, FICO score and LTV on the Consumer Non-QM loans and Investor Loans were 7.2%, 743 and 72.4%, respectively.

The UPB of mortgage loans originated across channels are as follows:

	For the Quarter Ended
	September 30, 2026
	(dollars in thousands)
	Wholesale			Non Del Correspondent			Total
	Units	UPB	% of UPB	Units	UPB	% of UPB	Units	UPB	% of UPB
Consumer Non-QM	530	$370,041	33.2%	140	$97,793	8.8%	670	$467,834	41.9%
Investor Loans	1,525	$519,910	46.5%	289	$89,999	8.1%	1,814	$609,909	54.7%
FHA, VA, Conventional and Jumbo	94	$38,092	3.4%	—	$—	—%	94	$38,092	3.4%
Total	2,149	$928,043	83.1%	429	$187,792	16.9%	2,578	$1,115,835	100.0%

HomeXpress funded $1.12 billion in volume during the quarter ended September 30, 2026 as compared to $1.09 billion during the second quarter, an increase of 2% quarter over quarter.

Secured Financing Activity

HomeXpress maintained a sufficient overall liquidity position during the third quarter of 2026 with its cash balances and seven warehouse lines of credit. HomeXpress had total available capacity of $1.7 billion in warehouse lines as of September 30, 2026, which are all priced based on the 30-day SOFR plus a weighted pricing spread of approximately 192 basis points. As of September 30, 2026, HomeXpress held $890 million on UPB on the balance sheet that was financed with $801 million of advances from the warehouse lines of credit, with an average advance rate of 90%.

Fair Value

Prior to funding a loan, HomeXpress typically enters into an IRLC with the prospective borrower. These IRLCs are accounted for as derivatives and are valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the anticipated loan funding probability (Pull-through Rate). As of September 30, 2026, the fair value of HomeXpress’ IRLC assets was $1 million. Upon funding of a locked loan, the IRLC is derecognized and the loan is recorded as LHFS at fair value, with origination fees recognized and direct loan origination costs expensed as incurred. As of September 30, 2026, the total estimated fair value of HomeXpress’ LHFS in excess of principal balance was $9 million. The table below shows the effect on fair value of the IRLC based on a change in the Pull-through Rate:

Effect on fair value of a change in Pull-through Rate
Change in input (1)	Effect on fair value
(in thousands)
(20)%	$(339)
(10)%	$(171)
(5)%	$(86)
5%	$91
10%	$169
20%	$314
(1) Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s Pull-through Rate to 100%.

Hedging Activity

HomeXpress operates a daily hedging program that utilizes financial instruments (shorting two-year and five-year U.S. Treasury futures) and FNMA and GNMA TBAs to protect its operational results from interest rate risk from the Non-Agency and Agency production, respectively. The program covers loans from the day the IRLC is issued through the day a loan is committed for sale to an investor. As of September 30, 2026, HomeXpress had hedging instruments with a notional amount of $377 million for U.S. Treasury futures, $15 million for TBAs and $317 million for IRLC.

Operational Results

For the third quarter of 2026, HomeXpress reported a net loss of $2 million, reflecting gain on origination and sale of loans, net of approximately $11 million, net interest income of $5 million, total operating expenses of approximately $15 million, and amortization of intangibles and depreciation expense of approximately $3 million. The Residential Origination segment contributed approximately $150 thousand to Earnings Available for Distribution (“EAD”), a non-GAAP financial measure, during the third quarter of 2026. Please see “Earnings Available for Distribution” below for a reconciliation of EAD to its most directly comparable GAAP measure.

Operating expenses

Investment Portfolio Segment

Compensation and benefits expenses decreased by $2 million, to $11 million in the third quarter of 2026 from $13 million in the second quarter of 2026, primarily due to lower bonus expense. General and administrative expenses remained relatively unchanged at $9 million during the quarters ended September 30, 2026 and June 30, 2026, respectively.

Servicing fees and asset manager expenses were $6 million and $4 million for the quarters ended September 30, 2026 and June 30, 2026, respectively. The quarter-over-quarter increase was primarily attributable to revenue-sharing expenses associated with Palisades' transaction management services under an amended client agreement, which were recognized in Servicing and asset manager fees, consistent with the gross recognition of the related revenue. We incurred no transaction expenses during the third quarter of 2026 because there was no securitization activity during the period.

Residential Origination Segment

Compensation and benefits expenses for the Residential Origination segment were $12 million in each of the third and second quarters of 2026. These expenses primarily consist of salaries, incentive compensation, employee benefits, and other personnel-related costs. As of September 30, 2026, the segment had 363 employees compared to 358 employees as of June 30, 2026.

General and administrative expenses for the Residential Origination segment were $3 million for the third quarter, up from $2 million in the second quarter of 2026. General and administrative expenses include occupancy, technology and platform costs, professional fees, and other corporate overhead allocated to the segment. These expenses are generally fixed in nature but may fluctuate based on operating scale, continued investments in the origination platform, and integration activities related to the HomeXpress Acquisition.

Earnings and Book Value

During the first nine months of 2026, we executed our strategy of diversifying our portfolio while maintaining flexibility to capitalize on evolving market opportunities. In connection with these activities, we selectively evaluated and completed asset dispositions of investments that we believe were fully valued, did not meet our risk-adjusted return thresholds, or were no longer aligned with our long-term portfolio objectives. These sales consisted primarily of underlying loans from sponsored securitizations, with proceeds redeployed into higher-yielding investments to enhance earnings power, dividend capacity, and return on equity.

During the third quarter of 2026, U.S. Treasury yields increased across the yield curve. The yield on the two-year U.S. Treasury increased 74 basis points higher to 4.88%, and the ten-year U.S. Treasury yield increased 85 basis points to 5.29%. These movements in interest rates and spreads caused our Investment Portfolio segment’s mark-to-market on the combined loan balances and securitized debt to decrease by $119 million quarter over quarter.

During the quarter, current coupon Agency MBS spreads widened approximately 18 basis points relative to Treasuries, while option-adjusted spreads also widened. After accounting for interest rate and TBA hedges, the market value of the Agency MBS portfolio decreased by $97 million quarter over quarter.

Finally, movements in interest rates and credit spreads resulted in a quarter-over-quarter decline of $24 million in the value of our non-agency securities portfolio.

These factors contributed to a decline in book value per share of approximately 16.5%, to $14.82 as of September 30, 2026, compared to $17.75 in the prior quarter.

We declared common stock dividends of $0.45 per share for the third quarter of 2026. Economic return on book value, defined as the change in book value plus dividends, was (13.98)% for the third quarter, while EAD return on average common equity was 9.48%. EAD is a non-GAAP measure. Please see “Earnings Available for Distribution” below for a reconciliation of EAD to its most directly comparable GAAP measure.

Strategy Outlook

Strategic Positioning

Over the past two years, we have made significant progress in diversifying our investment portfolio and expanding our operating platform to generate more sustainable, risk-adjusted returns. We have executed this strategy by capitalizing on market opportunities that allowed us to redeploy capital from existing investments into higher-returning assets, where the incremental earnings potential significantly outweighed the modest equity losses realized on certain dispositions.

As our business has expanded, we have initiated a review of our operating model to identify ways to improve efficiency and better align our cost structure with the scale and mix of our operations. The review includes processes and systems across the Company, as well as how we can make better use of our existing technology investments. We will continue to invest in areas that support growth while we look to reduce expenses and improve our operating efficiency over time.

While the sharp interest rate movements and market volatility experienced during the third quarter impacted both our investment portfolio and mortgage origination business segments, we believe the complementary nature of these businesses provides multiple avenues for generating earnings and delivering long-term value. As we navigate the current market environment, our strategy remains focused on preserving capital, maintaining a strong liquidity base, managing interest rate and financing risks, and selectively pursuing attractive investment opportunities while continuing to expand our mortgage origination and fee-based businesses.

Liquidity, Financing and Interest Rate Risk Management

Maintaining a strong liquidity position remains one of our highest priorities. We believe that continued market volatility and the repricing of mortgage assets could create attractive investment opportunities over the coming quarters. Accordingly, we intend to preserve financial flexibility and maintain sufficient liquidity to capitalize on these opportunities as they arise.

During 2026, we have successfully refinanced $355 million of maturing longer-term financing arrangements with limited or no mark-to-market provisions. In addition, we have negotiated the renewal of a $283 million non-mark-to-market financing facility secured by prime jumbo mortgage collateral, which is expected to be completed in the fourth quarter. Together, these transactions represent over $638 million in refinanced and anticipated financing renewals, extending our financing profile to an average maturity of approximately 24 months. These initiatives further strengthen our liquidity position, improve financing stability, and reduce our exposure to margin calls and near-term refinancing risks, providing greater financial flexibility as we navigate periods of heightened market volatility.

In addition, we have maintained hedges on our floating-rate financing liabilities, effectively locking in a lower overall fixed cost of financing. We believe that our financing structure and interest rate hedging strategy provide an important foundation for protecting our earnings and liquidity as we navigate an uncertain interest rate environment.

Investment Portfolio Strategy

Our investment strategy continues to emphasize a disciplined balance between attractive risk-adjusted returns, liquidity and capital preservation.

Within our Agency RMBS portfolio, the widening of spreads during the third quarter has created opportunities to invest at more favorable return levels. Given the liquidity characteristics of Agency securities, we believe this asset class remains an important component of our overall portfolio. While we remain focused on managing our duration exposure through hedging, we will continue to evaluate investment opportunities based on prevailing spreads, interest rate volatility, financing costs and long-term return potential.

Our strategy for the Non-Agency mortgage portfolio remains largely unchanged, with a continued focus on maintaining a high-yielding portfolio that generates attractive returns relative to its underlying credit and liquidity risks.

We also intend to evaluate opportunities to acquire additional mortgage servicing rights (MSRs). We believe MSRs could provide a complementary hedge to our mortgage investment portfolio and origination operations, while introducing an additional source of recurring income. Over time, these investments could further diversify our earnings and support our dividend-paying capacity.

Mortgage Origination and Conduit Strategy

Heightened interest rate volatility and challenging secondary market conditions placed pressure on origination margins and profitability across the Non-QM market. While we remain committed to this business and its long-term growth potential, we expect profitability to remain under pressure in the near term.

During this period, our focus will remain on maintaining disciplined underwriting and pricing, carefully managing origination volumes, and preserving our established broker relationships and wholesale distribution channels. At the same time, we intend to expand our delegated correspondent lending channel to further strengthen counterparty relationships, diversify our origination platform, increase loan production volumes, and improve operating efficiencies. Although we expect this channel to generate lower margins per loan compared to our traditional wholesale business, its more efficient cost structure and scalability should provide opportunities to increase production volumes and improve overall operating efficiency. This expansion is expected to be supported by robust underwriting standards, comprehensive risk management tools, and ongoing loan quality oversight to ensure that growth remains consistent with our credit and unit economic objectives. We believe that maintaining a diversified origination platform, strengthening our distribution channels, and exercising disciplined risk management will position the business for sustainable growth and improved profitability as market conditions stabilize.

An important component of our longer-term strategy is the recently launched Prism conduit program. This initiative is expected to provide HomeXpress with an additional channel for financing and distributing mortgage loans, and further integrate our mortgage origination and investment platforms. We believe the conduit program will strengthen our ability to manage loan inventory, improve capital efficiency, and support the long-term growth of our mortgage origination business.

Fee-Based Revenue and Operating Platform Expansion

Expanding our fee-based businesses remains a key component of our strategy to diversify earnings beyond traditional investment portfolio returns.

Within our non-discretionary investment management and advisory business, we anticipate that heightened competition and changing client activity levels may continue to pressure transaction volumes, fee rates and operating margins. Nevertheless, we remain focused on expanding our client relationships and broadening our service offerings through both organic growth and selective strategic opportunities, while maintaining an appropriate balance between revenue growth and operating profitability.

We also expect to further leverage the capabilities of Palisades by providing asset management services to securitizations issued through our Prism conduit program. This integration is expected to generate incremental fee-based revenue, strengthen operating synergies across our businesses, and enhance the recurring earnings potential of our platform.

Capital Management and Growth Opportunities

Funding for our portfolio diversification and growth initiatives is expected to come from a combination of capital generated from our existing investment portfolio and potential capital markets activities. However, the recent increase in interest rates and uncertainty surrounding the future direction of rates may constrain our ability to access capital on economically attractive terms.

We will continue to evaluate opportunities to call existing securitizations and, where market conditions are favorable, either sell the underlying loans or execute re-securitization transactions to release capital for reinvestment. We successfully utilized this strategy earlier in the year to redeploy capital into higher-returning opportunities. Sustained elevated interest rates and wider market spreads could limit the economic benefits of similar transactions in the near term.

Accordingly, our approach to capital deployment will remain disciplined and opportunistic, with investment decisions guided by relative value, liquidity considerations, financing availability and the potential to generate favorable long-term returns.

Overall Strategic Outlook

Looking ahead, we remain focused on preserving capital, maintaining liquidity, managing financing and interest rate risks, and protecting our existing earnings base. At the same time, we intend to continue expanding our operating platform, growing fee-based revenue streams, and selectively reallocating capital toward investments that offer compelling risk-adjusted returns.

We believe the diversification initiatives undertaken over the past two years have strengthened our business model and enhanced our ability to navigate periods of market volatility. Our focus going forward will be on maintaining this financial flexibility while positioning the Company to capitalize on emerging investment opportunities, support sustainable earnings growth, and enhance long-term shareholder value.

Consolidated Business Operations

Net Income Summary

The table below presents our net income on a GAAP basis for the quarters ended September 30, 2026 and June 30, 2026, and the nine months ended September 30, 2026 and September 30, 2025.

Net Income
(dollars in thousands, except share and per share data)
(unaudited)
	For the Quarters Ended			For the Nine Months Ended
	September 30, 2026	June 30, 2026	QoQ Change	September 30, 2026	September 30, 2025	YoY Change
Net Interest Income:
Interest income (1)	$230,687	$221,625	$9,062	$671,607	$601,014	$70,593
Interest expense (2)	159,504	151,116	8,388	454,912	400,773	54,139
Net interest income	71,183	70,509	674	216,695	200,241	16,454

Increase in provision for credit losses	6,847	7,192	(345)	16,863	10,383	6,480

Other income (losses):
Net unrealized gains (losses) on derivatives	127,224	15,398	111,826	160,772	(16,932)	177,704
Realized gains (losses) on derivatives	74,901	9,527	65,374	87,298	(15,857)	103,155
Periodic interest on derivatives, net	5,639	2,061	3,578	9,534	14,953	(5,419)
Net gains (losses) on derivatives	207,764	26,986	180,778	257,604	(17,836)	275,440
Investment management and advisory fees	7,978	6,540	1,438	21,682	26,254	(4,572)
Interest income from investment in MSR financing receivables, net (3)	777	838	(61)	3,927	500	3,427
Net unrealized gains (losses) on financial instruments at fair value	(391,000)	(43,386)	(347,614)	(471,922)	98,872	(570,794)
Net realized gains (losses) on sales of investments	(26,889)	(9,623)	(17,266)	(76,941)	76	(77,017)
Gains (losses) on extinguishment of debt	—	(2,748)	2,748	(41,605)	2,122	(43,727)
Other investment gains (losses)	1,063	1,229	(166)	1,382	4,481	(3,099)
Gain on origination and sale of loans, net	11,128	22,210	(11,082)	54,723	—	54,723
Total other income (losses)	(189,179)	2,046	(191,225)	(251,150)	114,469	(365,619)

Other expenses:
Compensation and benefits (4)	23,875	25,102	(1,227)	75,683	38,501	37,182
General and administrative expenses	12,174	11,479	695	35,814	20,658	15,156
Servicing and asset manager fees	6,164	4,431	1,733	16,117	21,726	(5,609)
Depreciation, amortization, and impairment of intangible assets	5,479	4,076	1,403	19,203	2,850	16,353
Transaction expenses	—	3,207	(3,207)	3,305	16,009	(12,704)
Total other expenses	47,692	48,295	(603)	150,122	99,744	50,378
Income (loss) before income taxes	(172,535)	17,068	(189,603)	(201,440)	204,583	(406,023)
Income tax expense (benefit)	(306)	(301)	(5)	(2,671)	2,416	(5,087)
Net income (loss)	$(172,229)	$17,369	$(189,598)	$(198,769)	$202,167	$(400,936)

Dividends on preferred stock	21,433	21,381	52	63,910	64,200	(290)

Net income (loss) available to common shareholders	$(193,662)	$(4,012)	$(189,650)	$(262,679)	$137,967	$(400,646)

Net income (loss) per share available to common shareholders:
Basic	$(2.31)	$(0.05)	$(2.26)	$(3.14)	$1.69	$(4.83)
Diluted	$(2.31)	$(0.05)	$(2.26)	$(3.14)	$1.67	$(4.81)

Weighted average number of common shares outstanding:
Basic	83,870,874	83,813,331	57,543	83,787,100	81,435,782	2,351,318
Diluted	83,870,874	83,813,331	57,543	83,787,100	82,696,006	1,091,094

Dividends declared per share of common stock	$0.45	$0.45	$—	$1.35	$1.11	$0.24
(1) Includes interest income of consolidated VIEs of $104,642 and $106,189 for the quarters ended September 30, 2026 and June 30, 2026, respectively, and $339,901 and $423,817 for the nine months ended September 30, 2026 and 2025, respectively.
(2) Includes interest expense of consolidated VIEs of $55,287 and $54,598 for the quarters ended September 30, 2026 and June 30, 2026, respectively, and $173,765 and $213,076 for the nine months ended September 30, 2026 and 2025, respectively.
(3) Includes interest income from investment in MSR financing receivables of a consolidated VIE of $312 and $454 for the quarters ended September 30, 2026 and June 30, 2026, respectively, and $2,162 and $363 for the nine months ended September 30, 2026 and for the nine months ended September 30, 2025.
(4) Includes a related-party, non-cash imputed compensation expense from the Palisades Acquisition of $302 and $341 for the quarters ended September 30, 2026 and June 30, 2026, respectively, and $984 and $1,023 for the nine months ended September 30, 2026 and 2025, respectively.

Comparability of Results

Our results for the quarter and nine months ended September 30, 2026 reflect the continued integration and full-period impact of our Residential Origination segment, which was acquired during the fourth quarter of 2025, and as such, prior periods may not be directly comparable.

Results of Operations for the Quarters Ended September 30, 2026 and June 30, 2026, and for the Nine months ended September 30, 2026 and September 30, 2025.

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

Quarter Ended September 30, 2026 compared to the Quarter Ended June 30, 2026

For the quarter ended September 30, 2026, our net loss available to common shareholders was $194 million, or $(2.31) per average basic common share, compared to a net loss of $4 million, or $(0.05) per average basic common share for the quarter ended June 30, 2026. The increase of $190 million in net loss available to common shareholders for the quarter ended September 30, 2026, as compared to the quarter ended June 30, 2026, was primarily driven by an increase in net unrealized losses on financial instruments at fair value of $348 million, an increase in net realized losses on sales of investment of $17 million, and a decrease in gain on origination and sale of loans, net of $11 million, offset by an increase in net gains on derivatives of $181 million. These changes were primarily driven by unfavorable mark-to-market impacts resulting from higher market interest rates and widening spreads on Agency MBS during the quarter, which adversely affected the fair value of our mortgage-related financial instruments, partially offset by gains on our derivative positions. Our total other expenses decreased by $1 million during the third quarter of 2026, primarily due to the absence of securitization-related transaction expenses, as we did not complete any securitizations during the period.

Nine months ended September 30, 2026 compared to the Nine months ended September 30, 2025

For the nine months ended September 30, 2026, our net loss available to common shareholders was $263 million, or $(3.14) per average basic common share, compared to a net income of $138 million, or $1.69 per average basic common share for the nine months ended September 30, 2025. The decrease of $401 million in net income available to common shareholders for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily driven by a decrease in net unrealized gains on financial instruments at fair value of $571 million, an increase in net realized losses on sales of investments of $77 million, an increase in losses on extinguishment of debt of $44 million, and an increase to compensation and benefits of $37 million due to the inclusion of staffing costs and rising headcounts from the HomeXpress Acquisition. The decrease in net income available to common shareholders was partially offset by an increase in net gains on derivatives of $275 million and the addition of gain on origination and sale of loans, net, of $55 million attributable to HomeXpress operations which were not a part of our results of operations for the nine months ended September 30, 2025.

Interest Income

Quarter Ended September 30, 2026 compared to the Quarter Ended June 30, 2026

Our interest income revenues are driven primarily by our Investment Portfolio segment. Interest income increased by $9 million, or 4.1%, to $231 million for the quarter ended September 30, 2026 as compared to $222 million for the quarter ended June 30, 2026. This increase in our interest income during the quarter ended September 30, 2026 was primarily driven by our Agency RMBS purchases as we continued to deploy capital raised from second quarter re-securitizations and prepayments during the second and third quarters while simultaneously increasing our allocation to liquid securities and by our LHFS purchases from both HomeXpress and third-party mortgage originators. During the quarter ended September 30, 2026, the interest income on our Agency RMBS and LHFS portfolios increased by $7 million and $7 million, respectively, as compared to the quarter ended June 30, 2026 driven by tactical increases in leverage, which was partially offset by a decrease of $4 million on our Loans held for investment portfolio due to lower loan balances at the end of the current quarter as a result of our portfolio reallocation.

Nine months ended September 30, 2026 compared to the Nine months ended September 30, 2025

Interest income increased by $71 million, or 11.7%, to $672 million for the nine months ended September 30, 2026 as compared to $601 million for the nine months ended September 30, 2025. This increase was primarily driven by the reallocation of our portfolio from loans held for investment to Agency Pass-throughs. The Agency RMBS portfolio average balance increased by $2.7 billion, resulting in an increase in interest income of $127 million. We also recognized interest income of $45 million from LHFS related to our Residential Origination segment in the current period which was not part of our operations during the prior year. This was offset by decreases in our Loans held for investment and Non-Agency portfolios average balance of $2.3 billion and $259 million, respectively, due to asset sales and paydowns during the period, resulting in a decrease in interest income of $96 million and $15 million, respectively, as compared to the nine months ended September 30, 2025.

Interest Expense

Quarter Ended September 30, 2026 compared to the Quarter Ended June 30, 2026

Interest expense increased by $8 million, or 5.6%, to $160 million for the quarter ended September 30, 2026, as compared to $151 million for the quarter ended June 30, 2026. This increase was primarily driven by higher borrowings to finance the purchase of $1.9 billion of Agency RMBS pass-throughs and $461 million of LHFS in the current quarter. During the quarter ended September 30, 2026, the interest expense on secured financing agreements collateralized by Agency RMBS and LHFS increased by $3 million and $5 million, respectively, due to higher balances to finance purchases during the quarter. The increase in interest expense was partially offset by a decrease in the interest expense on secured financing agreements collateralized by Loans held for investment of $4 million due to lower average loan balances resulting from paydowns during the third quarter of 2026.

Nine months ended September 30, 2026 compared to the Nine months ended September 30, 2025

Interest expense increased by $54 million, or 13.5%, to $455 million for the nine months ended September 30, 2026, as compared to $401 million for the nine months ended September 30, 2025. This increase was primarily driven by an increase in our borrowings under secured financing agreements collateralized by an Agency RMBS balance of $2.7 billion to finance the Agency RMBS purchases during the period. During the nine months ended September 30, 2026, the interest expense on secured financing agreements collateralized by Agency RMBS increased by $86 million due to these higher balances. The increase was also driven by the additional interest expense of $33 million on warehouse financing used by HomeXpress to fund our loans from origination through sale. The increase in interest expense was partially offset by a decrease in our average securitized debt balance of $1.5 billion, as we called eight securitizations, resulting in a decrease of $41 million in interest expense on securitized debt during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, and lower average loan balances of $422 million, resulting in a decrease of $22 million in interest expense on secured financing agreements collateralized by Loans held for investment year over year.

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

	GAAP Interest Income	Interest Income on Mortgage Loan Origination	Other (1)	Economic Interest Income	GAAP Interest Expense	Periodic Interest On Derivatives, net & Interest Expense on Mortgage Loan Origination	Economic Interest Expense	GAAP Net Interest Income	Periodic Interest On Derivatives, net	Other (1)	Net Interest Income on Mortgage Loan Origination	Economic Net Interest Income
For the Quarter Ended September 30, 2026	$230,687	$(16,235)	$(3,019)	$211,433	$159,504	$(17,513)	$141,991	$71,183	$5,639	$(3,019)	$(4,361)	$69,442
For the Quarter Ended June 30, 2026	$221,625	$(14,420)	$(2,772)	$204,433	$151,116	$(12,972)	$138,144	$70,509	$2,061	$(2,772)	$(3,509)	$66,289
For the Quarter Ended March 31, 2026	$219,295	$(13,706)	$(472)	$205,117	$144,293	$(11,958)	$132,335	$75,002	$1,834	$(472)	$(3,582)	$72,782
For the Quarter Ended December 31, 2025	$220,328	$(12,355)	$(3,540)	$204,433	$154,150	$(15,101)	$139,049	$66,178	$5,422	$(3,540)	$(2,676)	$65,384
For the Quarter Ended September 30, 2025	$209,100	$—	$(2,204)	$206,896	$144,089	$(5,751)	$138,338	$65,011	$5,751	$(2,204)	$—	$68,558
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

	For the Quarters Ended
	September 30, 2026			June 30, 2026
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$5,530,592	$75,611	5.5%	$5,005,152	$68,137	5.3%
Agency CMBS (6)	17,502	192	4.4%	38,544	899	9.3%
Non-Agency RMBS (3)	658,950	21,756	13.1%	677,333	23,230	13.7%
Loans held for investment	7,832,648	106,574	5.4%	8,102,064	110,291	5.4%
Loans held for sale (3)	371,504	6,523	7.0%	56,982	1,038	7.3%
MSR (5)	38,221	777	8.1%	38,221	838	8.8%
Total	$14,449,417	$211,433	5.9%	$13,918,296	$204,433	5.9%

Liabilities and stockholders’ equity:
Interest-bearing liabilities (2)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$5,372,564	$50,407	4.1%	$4,843,317	$47,147	3.9%
Agency CMBS	16,490	161	3.9%	31,732	351	4.4%
Non-Agency RMBS (3)	391,782	5,244	5.4%	412,063	5,296	5.1%
Loans held for investment	1,297,903	18,819	5.8%	1,393,527	22,467	6.4%
Loans held for sale (3)	342,404	4,524	5.3%	52,630	686	5.2%
Securitized debt	5,615,398	56,471	4.0%	5,741,507	55,832	3.9%
Long term debt	259,750	6,365	9.8%	259,750	6,365	9.8%
Total	$13,296,291	$141,991	4.3%	$12,734,526	$138,144	4.3%

Economic net interest income/net interest rate spread		$69,442	1.6%		$66,289	1.6%

Net interest-earning assets/net interest margin	$1,153,126		1.9%	$1,183,770		1.9%

Ratio of interest-earning assets to interest bearing liabilities	1.09			1.09

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-earning assets and interest-bearing liabilities of our Residential Origination segment. Our Residential Origination segment includes average interest-earning assets of $891 million, average interest-bearing liabilities of $824 million, interest income of $17 million, interest expense of $12 million, and net interest income of $5 million.

(5) The average balance amount represents committed capital by us during the period.
(6) Average Yield includes the receipt of one-time extension fee received during the second quarter.

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	(dollars in thousands)			(dollars in thousands)
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets (1)(4):
Agency RMBS (3)	$4,697,586	$187,521	5.4%	$1,956,843	$60,916	5.7%
Agency CMBS (6)	32,751	1,506	6.1%	41,336	2,276	7.3%
Non-Agency RMBS (3)	679,172	69,212	13.5%	937,776	84,430	11.9%
Loans held for investment	8,476,036	351,256	5.5%	10,803,010	447,637	5.5%
Loans held for sale (3)	144,952	7,561	7.0%	N/A	N/A	N/A
MSR (5)	38,221	3,927	13.7%	38,221	500	5.2%
Total	$14,068,718	$620,983	5.9%	$13,777,186	$595,759	5.8%

Liabilities and stockholders' equity:
Interest-bearing liabilities (1)(4):
Secured financing agreements collateralized by:
Agency RMBS (3)	$4,557,330	$127,277	3.9%	$1,850,829	$41,318	4.7%
Agency CMBS	26,965	812	4.0%	30,395	1,039	4.6%
Non-Agency RMBS (3)	421,826	16,582	5.2%	612,575	26,277	5.7%
Loans held for investment	1,383,279	65,709	6.3%	1,805,427	87,293	6.4%
Loans held for sale (3)	132,316	5,210	5.3%	N/A	N/A	N/A
Securitized debt	6,043,066	177,783	3.9%	7,493,806	219,001	3.9%
Long term debt	259,750	19,096	9.8%	145,926	10,893	10.0%
Total	$12,824,532	$412,469	4.3%	$11,938,958	$385,821	4.3%

Economic net interest income/net interest rate spread		$208,514	1.6%		$209,938	1.5%

Net interest-earning assets/net interest margin	$1,244,186		2.0%	$1,838,228		2.0%

Ratio of interest-earning assets to interest-bearing liabilities	1.10			1.15

(1) Interest-earning assets at amortized cost.
(2) Interest includes periodic interest on derivatives, net.
(3) These amounts have been adjusted to reflect the daily outstanding averages for which the financial instruments were held during the period.
(4) This table excludes interest-earning assets and interest-bearing liabilities of our Residential Origination segment. Our Residential Origination segment includes average interest-earning assets of $835 million, average interest-bearing liabilities of $756 million, interest income of $45 million, interest expense of $33 million, and net interest income of $12 million.

(5) The average balance amount represents committed capital by us during the period.
(6) Average Yield includes the receipt of one-time extension fee received during the second quarter.
Economic Net Interest Income and the Average Earning Assets - Investment Portfolio Segment

Quarter Ended September 30, 2026 compared to the Quarter Ended June 30, 2026

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) increased by $3 million to $69 million for the quarter ended September 30, 2026, from $66 million for the quarter ended June 30, 2026.

Our net interest rate spread, calculated as the yield on our average interest-earning assets less the economic average cost of funds, was 1.6% for each of the quarters ended September 30, 2026 and June 30, 2026.

Our average net interest-earning assets were $1.2 billion for the quarter ended September 30, 2026, representing a decrease of $31 million compared to the quarter ended June 30, 2026.

Our net interest margin, calculated as the yield on our average interest-earning assets less the economic average cost of funds, was 1.9% for each of the quarters ended September 30, 2026 and June 30, 2026.

Nine months ended September 30, 2026 compared to the Nine months ended September 30, 2025

Our Economic net interest income (which is a non-GAAP measure, see “Economic net interest income” discussion earlier for details) decreased by $1 million to $209 million for the nine months ended September 30, 2026, from $210 million for the nine months ended September 30, 2025.

Our net interest rate spread, calculated as the yield on our average interest-earning assets less the economic average cost of funds increased to 1.6% for the nine months ended September 30, 2026, compared to 1.5% for the nine months ended September 30, 2025.

Our average net interest-earning assets decreased by $594 million to $1.2 billion for the nine months ended September 30, 2026, compared to $1.8 billion for the same period in 2025.

Our net interest margin, calculated as the yield on our average interest-earning assets less the economic average cost of funds, was 2.0% for each of the nine month periods ended September 30, 2026 and September 30, 2025.

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

	Average Debt Balance	Economic Interest Expense	Average Cost of Funds	Average One-Month SOFR	Average Three-Month SOFR	Average One-Month SOFR Relative to Average Three-Month SOFR
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2026	$13,296,291	$141,991	4.30%	3.73%	3.83%	(0.10)%
For the Quarter Ended June 30, 2026	$12,734,526	$138,144	4.30%	3.64%	3.67%	(0.03)%
For the Quarter Ended March 31, 2026	$12,661,561	$132,335	4.20%	3.67%	3.67%	0.00%
For the Quarter Ended December 31, 2025	$12,406,262	$139,049	4.50%	3.91%	3.82%	0.09%
For the Quarter Ended September 30, 2025	$12,278,733	$138,338	4.50%	4.29%	4.05%	0.24%

Average interest-bearing liabilities increased by $562 million for the quarter ended September 30, 2026, as compared to the quarter ended June 30, 2026. Economic interest expense increased by $4 million for the quarter ended September 30, 2026, as compared to the quarter ended June 30, 2026, due to an increase in borrowings under our secured financing agreements to fund our Agency RMBS purchases.

While we may use interest rate hedges to mitigate risks related to changes in interest rates, the hedges may not fully offset interest expense movements.

Provision for Credit Losses

For both quarters ended September 30, 2026 and June 30, 2026, we recorded an increase in provision for credit losses of $7 million. For the nine months ended September 30, 2026, we recorded an increase in provision for credit losses of $17 million, as compared to an increase in provision of credit losses of $10 million for the nine months ended September 30, 2025.

The changes in provision for credit losses for the quarter and nine months ended September 30, 2026, as compared to the quarter ended June 30, 2026 and nine months ended September 30, 2025, are primarily attributable to a deterioration in expected cash flows on certain senior and subordinated Non-Agency RMBS. In addition, declines in the fair values of certain Non-Agency RMBS resulted in the recognition of allowances for credit losses that had not previously been recorded because these securities were in unrealized gain positions.

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

The tables below show a summary of our net gains (losses) on derivative instruments for the quarters ended September 30, 2026 and June 30, 2026 and nine months ended September 30, 2026 and September 30, 2025, respectively.

	For the Quarters Ended
	September 30, 2026	June 30, 2026
	(dollars in thousands)
Periodic interest on derivatives, net	$5,639	$2,061
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	72,164	11,554
Swap futures	—	—
U.S. Treasury futures	—	—
Swaptions	—	—
Interest rate caps	2,737	(3,377)
TBAs	—	1,350
Total realized gains (losses) on derivative instruments, net	74,901	9,527
Net unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	88,768	7,655
Swap futures	10,104	2,936
U.S. Treasury futures	—	—
Swaptions	—	—
Interest rate caps	30,288	6,365
TBAs	(1,936)	(1,558)
Total Net unrealized gains (losses) on derivative instruments, net:	127,224	15,398
Total gains (losses) on derivative instruments, net	$207,764	$26,986

	For the Nine Months Ended
	September 30, 2026	September 30, 2025
	(dollars in thousands)
Periodic interest on derivatives, net	$9,534	$14,953
Realized gains (losses) on derivative instruments, net:
Interest rate swaps	80,309	(9,930)
Swap futures	—	(386)
U.S. Treasury futures	—	82
Swaptions	2,022	(5,623)
Interest rate caps	(4,352)	—
TBAs	9,319	—
Total realized gains (losses) on derivative instruments, net	87,298	(15,857)
Net unrealized gains (losses) on derivative instruments, net:
Interest rate swaps	105,765	(3,640)
Swap futures	14,821	(6,081)
U.S. Treasury futures	—	(117)
Swaptions	1,045	(877)
Interest rate caps	41,077	(6,217)
TBAs	(1,936)	—
Total Net unrealized gains (losses) on derivative instruments, net:	160,772	(16,932)
Total gains (losses) on derivative instruments, net	$257,604	$(17,836)

In addition, the net gains (losses) attributable to derivatives on our Residential Origination segment were $2 million and $5 million for the quarter and nine months ended September 30, 2026 which is reported in Gain on origination and sale of loans, net, in our Consolidated Statements of Operations. The net gains (losses) attributable to derivatives on our Residential Origination segment was $1 million and $3 million for the quarter and six months ended June 30, 2026. We did not have any net gains (losses) attributable to derivatives on our Residential Origination segment for the nine months ended September 30, 2025.

During the quarters ended September 30, 2026, and June 30, 2026, we recognized total net gains on derivatives of $208 million and $27 million respectively. During the nine months ended September 30, 2026 and September 30, 2025, we recognized total net gains on derivatives of $258 million and total net losses on derivatives of $18 million, respectively.

Changes in market value are generally a result of changes in interest rates. We may or may not ultimately realize these unrealized derivative gains and losses depending on trade activity, changes in interest rates and the values of the underlying securities.

Interest Rate Swaps

The weighted average pay rate on our interest rate swaps at September 30, 2026 was 4.06% and the weighted average receive rate was 3.82%. At September 30, 2026, the weighted average maturity on our interest rate swaps was less than ten years.

The weighted average pay rate on our interest rate swaps at December 31, 2025 was 3.44% and the weighted average receive rate was 3.87%. At December 31, 2025, the weighted average maturity on our interest rate swaps was less than six years.

We had net realized gains of $72 million and net realized gains of $12 million related to swap terminations during the quarter ended September 30, 2026 and June 30, 2026, respectively. We had net realized gains of $80 million and net realized losses of $10 million related to the swap terminations and swap maturities during the nine months ended September 30, 2026 and September 30, 2025, respectively.

Swap Futures

During the quarters ended September 30, 2026 and June 30, 2026, we had swap futures with a notional of $340 million and $340 million, respectively. We had no swap future terminations during the quarters ended September 30, 2026 and June 30, 2026, respectively.

We had no swap future terminations during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we had a realized loss of $386 thousand on the sale of 400 10-year SOFR swap future contracts, 400 two-year SOFR swap future contracts, and 250 five-year SOFR swap future contracts.

Swaptions

During the quarters and nine months ended September 30, 2026 and June 30, 2026, we had no open swaption positions.

We did not have any realized gains related to swaptions for the quarters ended September 30, 2026 and June 30, 2026. During the nine months ended September 30, 2026 and September 30, 2025, we had realized gains of $2 million and net realized losses of $6 million related to swaptions, respectively.

Interest Rate Caps

During the quarter ended September 30, 2026, we entered into two interest rate caps. During the current quarter, we paid $16 million for $800 million notional two-year interest rate caps with strike rates of 3.00% with SOFR as the market reference rate. During the quarter ended June 30, 2026, we entered into six interest rate caps. During the prior quarter, we paid $55 million for $2.3 billion notional two-year, three-year and five-year interest rate caps with strike rates of 3.00% with SOFR as the market reference rate.

At September 30, 2026, we held $3.1 billion notional two-year, three-year, and five-year interest rate caps with a weighted average strike rate of 3.00% with SOFR as the market reference rate. At June 30, 2026, we held $3.4 billion notional two-year three-year, and five-year interest rate caps with a weighted average strike rate of 3.05% with SOFR as the market reference rate.
During the current quarter, we terminated a $600 million two-year interest rate cap with a strike rate of 3.30% with SOFR as the market reference rate for a realized loss of $130 thousand and terminated a $500 million two-year interest rate cap with a strike rate of 3.00% with SOFR as the market reference rate for a realized gain of $3 million. During the quarter ended June 30, 2026, we partially terminated a $500 million two-year interest rate cap with a strike rate of 3.95% with SOFR as the market reference rate for a realized loss of $3 million.

During the nine months ended September 30, 2026, we terminated three interest rate caps $2.1 billion notional with strike rates of 3.00%, 3.30% and 3.95% for a realized loss of $4 million. During the nine months ended September 30, 2025, we had no terminations of interest rate caps.

U.S. Treasury Futures Contracts

For our Investment Portfolio segment, during the current quarter ended September 30, 2026, we had no open U.S. Treasury future positions. For our Investment Portfolio segment, during the current quarter ended September 30, 2026, we had no realized gains or losses. For our Investment Portfolio segment, during the prior quarter ended June 30, 2026, we had no open U.S. Treasury future positions and we had no realized gains or losses. For our Investment Portfolio segment, during the nine months ended September 30, 2025, we covered our open short position of 1,000 two-year U.S. Treasury Futures contracts for a net realized gain of $82 thousand.

For our Residential Origination segment, during the quarter ended September 30, 2026, we entered into 546 short five-year and 2,199 short two-year U.S. Treasury futures contracts with notional amounts of $55 million and $440 million respectively, which we subsequently covered a realized gain of $1 million. For our Residential Origination segment during the nine months ended September 30, 2026, we had a realized gain of $3 million. We are short 417 five-year and 1,674 two-year U.S. Treasury futures contracts at September 30, 2026. For our Residential Origination segment, during the quarter ended June 30, 2026, we entered into 307 short five-year and 1,275 short two-year U.S. Treasury futures contracts with notional amounts of $31 million and $255 million respectively, which we subsequently covered for a realized gain of $2 million.

Interest Rate Lock Commitments

For our Residential Origination segment, we enter into IRLCs with prospective borrowers to originate mortgage loans at a specified interest rate. This creates a derivative which is valued based on market conditions, loan characteristics, estimated remaining direct expenses, and subject to the Pull-through Rate. At September 30, 2026, the notional amount of the locked pipeline was $317 million with a fair value of $1 million. At June 30, 2026, the notional amount of the locked pipeline was $295 million with a fair value of $4 million. During the quarter ended September 30, 2026, we had net realized loss of $3 million. During the nine months ended September 30, 2026, we had a net realized loss of $3 million.

TBAs

At September 30, 2026, for our Investment Portfolio segment, we had no TBA purchase contracts and TBA sales contracts with an aggregate notional amount of $2.4 billion, resulting in a net short TBA notional position of $2.4 billion. We had no realized gains or losses from TBA derivative transactions during the quarter ended September 30, 2026. During the nine months ended September 30, 2026, we recognized realized gains of $9 million related to TBA derivative transactions.

At June 30, 2026, for our Investment Portfolio segment, we had TBA purchase contracts and TBA sale contracts with aggregate notional amounts of $2.2 billion each, resulting in a net TBA notional position of zero. During the quarter ended June 30, 2026, we recognized realized gains of approximately $1 million related to TBA derivative transactions.

There was no drop expense for the quarter ended September 30, 2026. Drop expense for the nine months ended September 30, 2026 was $1 million, and is reported within Periodic interest on derivatives, net in the Consolidated Statements of Operations. Drop expense for the quarter ended June 30, 2026 was $1 million. For the quarter ended June 30, 2026, we had a realized gain of $1 million.

For the Residential Origination segment, during the period ended September 30, 2026, we entered into 22 Agency TBA contracts with an aggregate notional amount of $25 million. These contracts resulted in a realized gain from hedging instruments of $135 thousand included within Gain on origination and sale of loans, net. As of September 30, 2026, we held 13 open Agency TBA positions.

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

At September 30, 2026, the outstanding principal amount of these notes was $260 million and the accrued interest payable on this debt was $3 million. At September 30, 2026, the unamortized deferred debt issuance cost was $7 million.

Investment management and advisory fees

During the fourth quarter of 2024, we started earning investment management and advisory fees through certain investment management agreements entered into with our investment partnerships and privately offered pooled investment vehicles, insurance companies, and other institutional clients. For the quarter ended September 30, 2026, we recognized $8 million in investment management and advisory fees and incurred approximately $2 million in related revenue-sharing expenses under the transition services agreement. After accounting for these expenses, the net contribution from these services was approximately $6 million, compared to $7 million for the quarter ended June 30, 2026. We recognized investment management and advisory fees of $22 million and $26 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

Gain on origination and sale, net

The following table provides a summary of the composition of gain on origination and sale of loans, net, for the quarter and nine months ended September 30, 2026:

	For the Quarter Ended	For the Nine Months Ended
	September 30, 2026	September 30, 2026
	(dollars in thousands)
Premium from loan sales	$18,653	$74,809
Mark to market changes on LHFS	(17,426)	(18,724)
Unrealized gains from hedging derivative instruments	32,218	36,489
Unrealized gains (losses) from IRLC	(2,908)	(2,708)
Periodic interest on derivatives, net	(375)	(277)
Realized gains from hedging instruments, net	811	3,286
Provision for loan repurchase reserves	(168)	(924)
Loan origination income, net	(11,591)	(15,716)
Direct loan origination costs, net	(8,086)	(21,512)
Gain on origination and sale of loans, net	$11,128	$54,723

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

Premium from loan sales is the primary driver of gain on origination and sale, net. It reflects the premium received from, or discount paid to, third-party investors when external loan sales settle. In the third quarter, HomeXpress settled $1.0 billion of loans, including $329 million purchased by our Investment Portfolio segment, for an average gain on sale of 102.70%.

The valuation of LHFS approximates the servicing released market value of a loan sold to a private investor. The valuation of our LHFS is derived from the execution price of committed loan sales and market observations for loans not yet committed to a loan sale transaction.

Unrealized gains from hedging derivative instruments and unrealized gains from IRLCs reflect the period-over-period change in the fair value of those instruments. In aggregate, these amounts constitute the Net unrealized gains (losses) on derivatives within the Residential Origination segment. At September 30, 2026, HomeXpress had $686 million of Non-Agency loans committed to sale.

Realized gains from derivative instruments, net, reflect gains recognized upon settlement of hedging positions.

Benefits (provision) for loan repurchase reserves records the net change in the estimated losses pertaining to representations and warranties associated with a mortgage loan sale.

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

During the nine months ended September 30, 2026, our Investment Portfolio segment purchased $1.2 billion of newly originated Non-QM loans and Investor Loans from HomeXpress and other third party originators. We entered into $1.2 billion of notional interest rate swaps during the period to help mitigate exposure to interest rate volatility on these loans. We recognized $277 thousand of periodic interest on derivatives, net, related to these interest rate swaps which is included within gain on origination and sale of loans, net, for our Investment Portfolio segment for the quarter ended September 30, 2026.

We recognized gain on origination and sale of loans, net, of $11 million and $22 million for the quarters ended September 30, 2026 and June 30, 2026, respectively. We recognized gain on origination and sale of loans, net, of $55 million for the nine months ended September 30, 2026. We did not hold LHFS during the nine months ended September 30, 2025, and therefore did not record any gain on origination and sale of loans, net, during the prior year.

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

We recognized interest income on our investments in MSR financing receivables, net, of $777 thousand and $838 thousand for the quarters ended September 30, 2026 and June 30, 2026, respectively. We recognized interest income on our investments in MSR financing receivables, net, of $4 million and $500 thousand for the nine months ended September 30, 2026 and 2025, respectively. Interest income for the nine months ended September 30, 2026 includes amounts attributable to early payoff protection associated with the MSR acquired in 2025.

Net Unrealized Gains (Losses) on Financial Instruments at Fair Value

During the quarter ended September 30, 2026, market interest rates increased amid heightened inflation concerns, including those related to higher energy prices. For the quarter, the yield on the two-year U.S. Treasury increased from approximately 4.17% to 4.89%, while the ten-year U.S. Treasury yield increased from approximately 4.47% to 5.28%, the highest level since 2002. These increases in market interest rates contributed to unfavorable changes in the fair values of certain of our financial instruments.

We recorded net unrealized losses on financial instruments at fair value of $391 million and $43 million for the quarters ended September 30, 2026 and June 30, 2026, respectively. We recorded net unrealized losses on financial instruments at fair value of $472 million and net unrealized gains on financial instruments at fair value of $99 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

During the quarter ended September 30, 2026, we sold $1.0 billion of notional Agency Pass-through securities and $226 million of Agency CMOs. These sales contributed to a reduction in the overall leverage of our Agency portfolio by quarter end and resulted in a net realized loss of $27 million during the quarter. Proceeds from these sales were largely re-invested in Agency RMBS Pass-through securities and enabled us to maintain liquidity which can be used for investments or acquisitions.

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

Securitized Debt Collateralized by Non-Agency RMBS

We did not acquire any securitized debt collateralized by Non-Agency RMBS during the quarters ended September 30, 2026 and June 30, 2026, or during the nine months ended September 30, 2026 and September 30, 2025.

Securitized Debt Collateralized by Loans Held for Investment

During the quarter ended September 30, 2026, we did not acquire any securitized debt collateralized by Loans held for investment, and accordingly, no gain or loss on extinguishment of debt was recognized in connection with such transactions.

During the nine months ended September 30, 2026, we redeemed eight securitizations collateralized by $1.5 billion of fully valued reperforming loans. We sold $1.2 billion of these seasoned reperforming loans and retained $287 million in Loans held for investment.

During the nine months ended September 30, 2026, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $1.1 billion for $1.2 billion. These transactions resulted in net loss on extinguishment of debt of $42 million.

We did not acquire any securitized debt collateralized by loans held for investment during the quarter ended September 30, 2025. During the nine months ended September 30, 2025, we acquired securitized debt collateralized by Loans held for investment with an amortized cost balance of $314 million for $312 million, which resulted in net gain on extinguishment of debt of $2 million.

Compensation, General and Administrative Expenses and Transaction Expenses

The table below shows our total compensation and benefits expense, general and administrative, or G&A expenses, and transaction expenses as compared to average total assets and average equity for the periods presented.

	Total Compensation, G&A and Transaction Expenses	Total Compensation, G&A and Transaction Expenses/Average Assets	Total Compensation, G&A and Transaction Expenses/Average Equity
	(Ratios have been annualized, dollars in thousands)
For the Quarter Ended September 30, 2026	$36,049	0.90%	5.91%
For the Quarter Ended June 30, 2026	$39,788	0.99%	6.52%
For the Quarter Ended March 31, 2026	$38,965	0.98%	6.19%
For the Quarter Ended December 31, 2025	$28,164	0.73%	4.38%
For the Quarter Ended September 30, 2025	$30,623	0.82%	4.72%

Compensation and benefits costs were approximately $24 million and $25 million for the quarters ended September 30, 2026 and June 30, 2026, respectively. Compensation and benefits costs were approximately $76 million and $39 million for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The decrease in Compensation and benefits costs for the quarter ended September 30, 2026 compared to the quarter ended June 30, 2026 is primarily attributable to lower bonus expense. The increase in Compensation and benefits costs for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was driven by higher overall compensation expense related to the increase in employee headcount and expenses related to the acquisition of HomeXpress whose compensation and benefits expenses were not included in our results of operations during the prior-year period.

General and administrative expenses primarily consist of legal, market data and research, audit, consulting, information technology, rent and independent investment consulting expenses. While these expenses are generally fixed in nature, they may fluctuate based on the scale of our operations, continued investments in our origination platform, and certain variable expenses associated with our investment management and advisory services.

General and administrative expenses were approximately $12 million and $11 million for the quarters ended September 30, 2026 and June 30, 2026, respectively. General and administrative expenses were approximately $36 million and $21 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase in general and administrative expenses for the nine months ended September 30, 2026 was primarily attributable to the inclusion of general and administrative expenses associated with HomeXpress, which was acquired in the fourth quarter of 2025 and therefore was not included in our results of operations during the prior-year period.

During the quarter ended September 30, 2026, we did not incur any transaction expenses because there was no securitization activity during the period. During the quarter ended June 30, 2026, we incurred transaction expenses of $3 million related to higher securitization activity. During the nine months ended September 30, 2026 and September 30, 2025, we incurred transaction expenses of $3 million and $16 million, respectively. The higher transaction expenses in the prior period are related to the HomeXpress Acquisition.

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

Servicing fees and asset manager expenses were $6 million and $4 million for the quarters ended September 30, 2026 and June 30, 2026, respectively. The quarter-over-quarter increase was primarily attributable to revenue-sharing expenses associated with Palisades' transaction management services under an amended client agreement, which were recognized in Servicing and asset manager fees, consistent with the gross recognition of the related revenue. Servicing fees and asset manager expenses were $16 million and $22 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The year to date decline is primarily due to our sales of loans held for investment of $1.7 billion during the year resulting in lower loan counts and balances.

Depreciation and amortization, and impairment expense

We recognized intangible assets related to investment management agreements, internally developed software, developed technology, broker relationships, trade name and licenses acquired in the acquisitions. The long-lived fixed assets are comprised of leasehold improvements, furniture and fixtures, and computers. The fixed assets and intangible assets are depreciated or amortized over their estimated useful lives. We acquired both intangible assets and long-lived fixed assets through the acquisitions of Palisades and HomeXpress during the fourth quarters of 2024 and 2025, respectively. During the quarters ended September 30, 2026 and June 30, 2026, we recognized depreciation and amortization, and impairment expense of $5 million and $4 million, respectively. During the nine months ended September 30, 2026 and September 30, 2025, we recognized depreciation and amortization, and impairment expense of $19 million and $3 million, respectively. The year-over-year increase was primarily attributable to amortization expense associated with intangible assets acquired through the HomeXpress acquisition, which was not included in our results of operations during the prior-year period.

We recorded an impairment charge of $5 million to reduce the carrying value of certain asset management contracts associated with the Palisades Acquisition to its estimated fair value during the first quarter of 2026.

Segment Results of Operations

Investment Portfolio segment

The Investment Portfolio segment consists of our investment and third-party advisory services activities, as well as the purchase and aggregation of LHFS from HomeXpress and third-party mortgage originators for future securitizations. The segment's investment activities encompass (i) residential mortgage loans and properties, (ii) real estate-related securities, (iii) consumer loans, (iv) MSR-related investments and (v) certain ancillary and equity method investments, together with associated financing and hedging activities and allocable expenses. Prior to the fourth quarter of 2025, these activities comprised the Company’s single reportable segment.

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

The segment information presented below reflects our current reportable segment structure. Because the Residential Origination segment was established upon the completion of the HomeXpress Acquisition on October 1, 2025, the Residential Origination segment had no revenues or expenses for the nine months ended September 30, 2025. Accordingly, the segment results for the nine months ended September 30, 2026 are not directly comparable to those for the prior-year period.

The following presents, for each reportable segment, revenues, the measure of segment profit or loss, and significant segment expenses. Segment results are prepared on the same basis as our consolidated financial statements and are reconciled to consolidated amounts below:

	For the Quarter Ended
	September 30, 2026			June 30, 2026
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$214,131	$16,556	$230,687	$206,910	$14,715	$221,625
Interest expense	147,630	11,874	159,504	140,205	10,911	151,116
Net interest income	66,501	4,682	71,183	66,705	3,804	70,509

Increase in provision for credit losses	6,847	—	6,847	7,192	—	7,192

Other income (losses):
Net unrealized gains (losses) on derivatives	127,224	—	127,224	15,398	—	15,398
Realized gains (losses) on derivatives	74,901	—	74,901	9,527	—	9,527
Periodic interest on derivatives, net	5,639	—	5,639	2,061	—	2,061
Net gains (losses) on derivatives	207,764	—	207,764	26,986	—	26,986
Investment management and advisory fees	7,978	—	7,978	6,540	—	6,540
Interest income from investment in MSR financing receivables, net	777	—	777	838	—	838
Net unrealized gains (losses) on financial instruments at fair value	(391,000)	—	(391,000)	(43,386)	—	(43,386)
Net realized losses on sales of investments	(26,889)	—	(26,889)	(9,623)	—	(9,623)
Gains (losses) on extinguishment of debt	—	—	—	(2,748)	—	(2,748)
Other investment gains (losses)	1,063	—	1,063	1,229	—	1,229
Gain on origination and sale of loans, net	176	10,952	11,128	(68)	22,278	22,210
Total other income (losses)	(200,131)	10,952	(189,179)	(20,232)	22,278	2,046

Other expenses:
Compensation and benefits	11,402	12,473	23,875	13,223	11,879	25,102
General and administrative expenses	9,452	2,722	12,174	9,027	2,452	11,479
Servicing and asset manager fees	6,164	—	6,164	4,431	—	4,431
Depreciation, amortization, and impairment expense	2,048	3,431	5,479	644	3,432	4,076
Transaction expenses	—	—	—	3,207	—	3,207
Total other expenses	29,066	18,626	47,692	30,532	17,763	48,295

Income (loss) before income taxes	(169,543)	(2,992)	(172,535)	8,749	8,319	17,068
Income tax (benefit) expense	254	(560)	(306)	47	(348)	(301)
Net income (loss)	(169,797)	(2,432)	(172,229)	8,702	8,667	17,369

Dividends on preferred stock	21,433	—	21,433	21,381	—	21,381

Net income (loss) available to common shareholders	$(191,230)	$(2,432)	$(193,662)	$(12,679)	$8,667	$(4,012)

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	(dollars in thousands)
	Investment Portfolio	Residential Origination	Total	Investment Portfolio	Residential Origination	Total
Net interest income:
Interest income	$626,385	$45,222	$671,607	$601,014	$—	$601,014
Interest expense	422,002	32,910	454,912	400,773	—	400,773
Net interest income	204,383	12,312	216,695	200,241	—	200,241

Increase in provision for credit losses	16,863	—	16,863	10,383	—	10,383

Other income (losses):
Net unrealized gains (losses) on derivatives	160,772	—	160,772	(16,932)	—	(16,932)
Realized gains (losses) on derivatives	87,298	—	87,298	(15,857)	—	(15,857)
Periodic interest on derivatives, net	9,534	—	9,534	14,953	—	14,953
Net gains (losses) on derivatives	257,604	—	257,604	(17,836)	—	(17,836)
Investment management and advisory fees	21,682	—	21,682	26,254	—	26,254
Interest income from investment in MSR financing receivables, net	3,927	—	3,927	500	—	500
Net unrealized gains (losses) on financial instruments at fair value	(471,922)	—	(471,922)	98,872	—	98,872
Net realized losses on sales of investments	(76,941)	—	(76,941)	76	—	76
Gains (losses) on extinguishment of debt	(41,605)	—	(41,605)	2,122	—	2,122
Other investment losses	1,382	—	1,382	4,481	—	4,481
Gain on origination and sale of loans, net	108	54,615	54,723	—	—	—
Total other income (losses)	(305,765)	54,615	(251,150)	114,469	—	114,469

Other expenses:
Compensation and benefits	39,690	35,993	75,683	38,501	—	38,501
General and administrative expenses	28,513	7,301	35,814	20,658	—	20,658
Servicing and asset manager fees	16,117	—	16,117	21,726	—	21,726
Depreciation, amortization, and impairment expense	8,913	10,290	19,203	2,850	—	2,850
Transaction expenses	3,305	—	3,305	16,009	—	16,009
Total other expenses	96,538	53,584	150,122	99,744	—	99,744

Income (loss) before income taxes	(214,783)	13,343	(201,440)	204,583	—	204,583
Income tax (benefit) expense	(1,804)	(867)	(2,671)	2,416	—	2,416
Net income (loss)	(212,979)	14,210	(198,769)	202,167	—	202,167

Dividends on preferred stock	63,910	—	63,910	64,200	—	64,200

Net income (loss) available to common shareholders	$(276,889)	$14,210	$(262,679)	$137,967	$—	$137,967

Non-GAAP Financial Measures

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

Non-cash imputed compensation expense reflects the portion of the consideration paid in the Palisades Acquisition that pursuant to the sellers’ contractual arrangements is distributable to the sellers’ legacy employees (who are now our employees) and that for GAAP purposes is recorded as non-cash imputed compensation expense with an offsetting entry recorded as a non-

cash contribution from a related party to stockholders’ equity. The excluded amounts do not include any normal, recurring compensation paid to our employees.

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

	For the Quarters Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(dollars in thousands, except per share data)
GAAP net income (loss) available to common stockholders	$(193,662)	$(4,012)	$(65,007)	$6,501	$(21,997)
Adjustments (1):
Net unrealized (gains) losses on financial instruments at fair value	391,000	43,386	37,536	17,138	36,995
Net realized (gains) losses on sales of investments	26,889	9,623	40,428	23,268	(1,991)
Gain (loss) on extinguishment of debt	—	2,748	38,858	(20)	—
Increase in provision for credit losses	6,847	7,192	2,824	5,322	2,587
Net unrealized (gains) losses on derivatives	(127,224)	(15,398)	(18,150)	(27,303)	7,907
Realized (gains) losses on derivatives	(74,901)	(9,527)	(2,870)	17,495	(2,015)
Transaction expenses	—	3,207	98	625	9,931
Stock Compensation expense for retirement eligible awards	(515)	(510)	2,023	(449)	(506)
Depreciation, amortization, and impairment expense (2)	5,479	4,076	9,649	4,332	948
HomeXpress acquisition intangible amortization tax impact (3)	(850)	(850)	(863)	(837)	—
Non-cash imputed compensation related to business acquisition	302	341	341	341	341
Other investment (gains) losses	(1,063)	(1,229)	910	(1,252)	(1,945)
Earnings available for distribution	$32,302	$39,047	$45,777	$45,161	$30,255

GAAP net income (loss) per diluted common share	$(2.31)	$(0.05)	$(0.78)	$0.08	$(0.27)
Earnings available for distribution per adjusted diluted common share	$0.38	$0.46	$0.54	$0.53	$0.37
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
(2) Non-cash amortization of intangibles, depreciation, and impairment expense related to acquisitions.
(3) Tax impact on non-cash amortization of intangibles and depreciation expenses related to business combinations.

The table below summarizes the reconciliation from weighted-average diluted shares under GAAP to the weighted-average adjusted diluted shares used for Earnings available for distribution for the periods reported below.

	For the Quarters Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Weighted average diluted shares - GAAP	83,870,874	83,813,331	83,661,145	83,942,704	81,507,492
Potentially dilutive shares (1)	2,049,249	1,958,441	1,709,686	—	1,377,857
Adjusted weighted average diluted shares - Earnings available for distribution	85,920,123	85,771,772	85,370,831	83,942,704	82,885,349
(1) Potentially dilutive shares related to restricted stock units and performance stock units are excluded from the computation of weighted average GAAP diluted shares because their effect would have been anti-dilutive given the GAAP net loss available to common shareholders for the quarters ended September 30, 2026, June 30, 2026, March 31, 2026 and September 30, 2025.

Earnings available for distribution for the quarter ended September 30, 2026 were $32 million, or $0.38 per average diluted common share, compared to $39 million and $0.46 per average diluted common share for the quarter ended June 30, 2026. The decline in Earnings available for distribution was primarily driven by lower gains on the origination and sale of loans, reflecting reduced loan sale margins resulting from increased interest rate volatility and unfavorable secondary-market pricing.

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

	Return on Average Equity	Economic Net Interest Income/Average Equity (1)	Earnings available for distribution/Average Common Equity	Earnings available for distribution/Average Tangible Common Equity
	(Ratios have been annualized)
For the Quarter Ended September 30, 2026	(30.04)%	13.91%	9.48%	11.05%
For the Quarter Ended June 30, 2026	2.85%	12.35%	10.35%	11.91%
For the Quarter Ended March 31, 2026	(6.97)%	13.03%	11.53%	13.24%
For the Quarter Ended December 31, 2025	4.41%	10.75%	11.00%	11.91%
For the Quarter Ended September 30, 2025	(0.09)%	10.56%	7.26%	7.44%
(1) Represents our Economic Net Interest Income and Average equity on our Investment Portfolio segment.

Return on average equity was (30.04)% for the quarter ended September 30, 2026, as compared to 2.85% for the quarter ended June 30, 2026. Economic net interest income as a percentage of average equity on our investment portfolio increased by 156 basis points for the quarter ended September 30, 2026 as compared to the quarter ended June 30, 2026. Earnings available for distribution as a percentage of average common equity decreased by 87 basis points for the quarter ended September 30, 2026, as compared to the quarter ended June 30, 2026.

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

	As of
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(dollars in thousands, except share and per share data)
Total stockholders' equity	$2,170,321	$2,415,626	$2,463,759	$2,572,694	$2,571,238
Less: Liquidation Preference on Preferred Stock	(930,000)	(930,000)	(930,000)	(930,000)	(930,000)
Total stockholders' equity available to common stockholders	$1,240,321	$1,485,626	$1,533,759	$1,642,694	$1,641,238

Less: Intangibles	(95,535)	(100,850)	(104,760)	(114,246)	(18,124)
Less: Goodwill	(95,342)	(95,342)	(95,342)	(95,342)	(22,152)
Total Intangibles & Goodwill	(190,877)	(196,192)	(200,102)	(209,588)	(40,276)

Tangible Common Equity	$1,049,444	$1,289,434	$1,333,657	$1,433,106	$1,600,962

Financial Condition

Portfolio Review

During the nine months ended September 30, 2026, we focused our efforts on taking advantage of relative value opportunities while simultaneously increasing our liquid securities allocation. During the nine months ended September 30, 2026, on an aggregate basis, we purchased $4.7 billion of investments and received $1.4 billion in principal payments related to our Agency MBS, Non-Agency RMBS and Loans held for investment portfolio.

The following table summarizes certain characteristics of our portfolio at September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Interest earning assets at period-end (1)	$15,652,219	$15,017,791
Interest bearing liabilities at period-end	$14,013,005	$13,070,591
GAAP Leverage at period-end	6.5:1	5.1:1
GAAP Leverage at period-end (recourse)	4.1:1	2.4:1
(1) Excludes cash and cash equivalents.

	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Portfolio Composition	Amortized Cost		Fair Value
Non-Agency RMBS	4.6%	5.5%	4.6%	5.8%
Senior	2.6%	2.9%	3.0%	3.6%
Subordinated	1.1%	1.6%	1.2%	1.6%
Interest-only	0.9%	1.0%	0.4%	0.6%
Agency RMBS	37.6%	24.1%	37.4%	24.2%
Pass-through	37.6%	21.6%	37.4%	21.8%
CMO	N/A	2.4%	N/A	2.3%
Interest-only	N/A	0.1%	N/A	0.1%
Agency CMBS	0.1%	0.3%	0.1%	0.2%
ACMBS bond	0.1%	N/A	0.1%	N/A
Project loans	N/A	0.3%	N/A	0.2%
Interest-only	N/A	0.0%	N/A	0.1%
Loans held for investment	50.2%	69.8%	50.3%	69.5%
Loans held for sale	7.1%	N/A	7.4%	N/A
Interests in MSR financing receivables	0.3%	0.3%	0.3%	0.3%
Fixed-rate percentage of portfolio	97.8%	86.5%	98.0%	86.1%
Adjustable-rate percentage of portfolio	2.2%	13.5%	2.0%	13.9%

GAAP leverage at period-end is calculated as a ratio of our secured financing agreements and securitized debt liabilities over GAAP book value. GAAP recourse leverage is calculated as a ratio of our secured financing agreements and long-term debt over stockholders' equity.

The following table presents details of each asset class in our portfolio, excluding interests in MSR financing receivables, at September 30, 2026 and December 31, 2025. The principal or notional value represents the interest income earning balance of each class. The weighted average figures are weighted by each investment’s respective principal/notional value in the asset class.

	September 30, 2026
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$816,412	$41.09	$54.25	5.7%	21.8%	7.4%	5.8%	0.7%	1.8%	23.6%	1.0%
Subordinated	382,975	45.06	46.44	3.8%	9.2%	8.7%	8.6%	0.9%	0.8%	46.6%	2.9%
Interest-only	2,282,171	6.13	2.32	0.8%	3.3%	4.9%	5.1%	0.9%	1.0%	43.5%	—%
Agency RMBS
Pass-through	5,739,072	100.65	96.33	5.6%	5.4%	8.9%	8.0%	N/A	N/A	N/A	N/A
Agency CMBS
ACMBS bond	17,905	97.77	92.42	4.1%	4.4%	—%	—%	N/A	N/A	N/A	N/A
Loans held for sale	1,091,042	100.00	99.97	7.2%	5.9%	—%	—%	—%	—%	—%	N/A
Loans held for investment
Re-performing Loans	6,989,840	97.91	94.31	5.3%	5.5%	7.4%	6.6%	0.8%	0.4%	24.5%	19.9%
Prime Loans	363,230	91.09	89.42	4.3%	4.1%	20.5%	7.1%	0.8%	0.8%	32.9%	—%
Investor Loans	483,172	102.32	100.89	7.4%	6.9%	14.2%	18.3%	0.6%	0.6%	18.8%	14.3%
RTLs	38,260	100.78	90.94	7.9%	4.1%	13.7%	7.1%	14.4%	4.0%	23.2%	—%
(1) Bond Equivalent Yield at period-end. Weighted Average Yield is calculated using each investment's respective amortized cost.
(2) Calculated based on reported losses to date, utilizing widest data set available (i.e., life-time losses, 12-month loss, etc.)

	December 31, 2025
	Principal or Notional Value at Period-End (dollars in thousands)	Weighted Average Amortized Cost Basis	Weighted Average Fair Value	Weighted Average Coupon	Weighted Average Yield at Period-End (1)	Weighted Average 3 Month Prepay Rate at Period-End	Weighted Average 12 Month Prepay Rate at Period-End	Weighted Average 3 Month CDR at Period-End	Weighted Average 12 Month CDR at Period-End	Weighted Average Loss Severity(2)	Weighted Average Credit Enhancement
Non-Agency RMBS
Senior	$852,887	$42.78	$59.21	5.7%	20.3%	4.5%	4.6%	2.4%	2.2%	23.6%	1.1%
Subordinated	453,269	48.99	51.47	4.2%	9.3%	8.7%	8.3%	1.6%	0.8%	46.6%	4.7%
Interest-only	2,428,976	6.03	3.25	0.8%	4.4%	5.1%	5.1%	1.4%	1.2%	43.5%	—%
Agency RMBS
Pass-through	3,096,299	97.79	99.52	5.0%	5.3%	9.6%	6.3%	N/A	N/A	N/A	N/A
CMO	330,871	99.94	100.31	5.1%	5.1%	18.7%	12.3%	N/A	N/A	N/A	N/A
Interest-only	367,866	5.07	4.04	0.6%	6.5%	7.8%	8.7%	N/A	N/A	N/A	N/A
Agency CMBS
Project loans	39,693	101.52	81.98	3.4%	3.3%	—%	—%	N/A	N/A	N/A	N/A
Interest-only	123,375	2.67	2.11	0.7%	13.0%	—%	—%	N/A	N/A	N/A	N/A
Loans held for investment
Re-performing Loans	8,946,869	97.86	98.21	5.2%	5.5%	6.7%	6.6%	0.6%	0.4%	34.4%	9.3%
Prime Loans	386,617	90.91	94.50	4.3%	5.9%	5.9%	4.1%	—%	—%	37.8%	—%
Investor Loans	569,775	102.11	104.20	7.5%	7.1%	18.2%	12.9%	—%	—%	32.4%	12.4%
RTLs	85,339	99.50	96.45	8.4%	9.0%	25.2%	30.5%	0.4%	0.5%	14.1%	—%
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

	For the Quarters Ended
	(dollars in thousands)
Accretable Discount (Net of Premiums)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Balance, beginning of period	$56,913	$59,964	$79,422	$89,297	$108,412
Accretion of discount	(6,168)	(8,774)	(9,756)	(8,795)	(10,803)
Purchases	—	—	—	—	—
Sales	200	(58)	(7,241)	(4,224)	(10,786)
Elimination in consolidation	—	—	—	—	—
Transfers from/(to) credit reserve, net	6,304	5,781	(2,460)	3,144	2,474
Balance, end of period	$57,249	$56,913	$59,964	$79,422	$89,297

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

Current Period

We held cash and cash equivalents of approximately $357 million and $279 million at September 30, 2026 and December 31, 2025, respectively. As a result of our operating, investing and financing activities described below, our cash position increased by $79 million from December 31, 2025 to September 30, 2026.

Our operating activities used net cash of approximately $496 million and $96 million for the nine months ended September 30, 2026 and 2025, respectively. The cash flows from operations were primarily driven by interest received in excess of interest paid of $199 million, and proceeds from sale of LHFS, net of cash used related to our origination activities, of $767 million during the nine months ended September 30, 2026. The cash flows from operations were primarily driven by interest received in excess of interest paid of $207 million during the nine months ended September 30, 2025.

Our investing activities used cash of $290 million and $1.3 billion for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we used cash to purchase $4.2 billion of Agency MBS and $469 million of Loans held for investment, which were offset by cash received from sales of Agency MBS of $1.3 billion and sales of Loans held for investment of $1.7 billion as well as from cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.4 billion, collectively. During the nine months ended September 30, 2025, we used cash to purchase $3.3 billion of Agency MBS and $440 million of Loans held for investment, which were offset by cash received for principal repayments on Agency MBS, Non-Agency RMBS and Loans held for investment of $1.3 billion, collectively.

Our financing activities provided cash of $867 million and $1.8 billion for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, we received cash from net proceeds on our secured financing agreements of $2.6 billion and proceeds received from our secured debt borrowings of $379 million. This was offset by cash used for repayment of principal on our securitized debt of $1.9 billion and payment of common and preferred dividends of $172 million. During the nine months ended September 30, 2025, we received cash from net proceeds on our secured financing agreements of $2.0 billion and cash proceeds received from our secured debt borrowings of $1.0 billion. This was offset by cash used for repayment of principal on our securitized debt of $1.2 billion and payment of common and preferred dividends of $155 million.

Our recourse leverage increased at September 30, 2026 to 4.1:1 as compared to 2.4:1 at December 31, 2025. This increase was primarily driven by higher borrowings under secured financing agreements to finance our Agency RMBS and LHFS purchases. Our recourse leverage excludes the securitized debt which can only be repaid from the proceeds on the assets securing this debt in their respective VIEs. Our recourse leverage is presented as a ratio of our secured financing agreements and long-term debt, which are recourse to our assets and our equity.

Based on our current portfolio, leverage ratio and available borrowing arrangements, we believe our assets will be sufficient to enable us to meet anticipated short-term liquidity requirements. However, if our cash resources are insufficient to satisfy our liquidity requirements, we may sell additional investments, reduce our dividends, or issue debt or additional common or preferred equity securities to meet our liquidity needs. As of September 30, 2026 and December 31, 2025, we had $203 million and $249 million of unencumbered assets available to us, respectively, which can be pledged to access additional short-term financing or sold to raise additional cash, if necessary.

At September 30, 2026 and December 31, 2025, the secured financing agreements collateralized by MBS, Loans held for investment, and LHFS had the following remaining maturities and borrowing rates.

	September 30, 2026			December 31, 2025
	(dollars in thousands)
	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates	Principal (1)	Weighted Average Borrowing Rates	Range of Borrowing Rates
Overnight	$—	N/A	N/A	$—	N/A	N/A
1 to 29 days	4,929,563	4.18%	3.80% - 6.65%	2,630,804	4.15%	3.93% - 6.76%
30 to 59 days	1,622,196	4.26%	3.85% - 6.65%	781,654	4.86%	3.94% - 6.54%
60 to 89 days	123,902	5.59%	4.90% - 6.65%	722,995	4.75%	3.90% - 6.54%
90 to 119 days	64,174	6.09%	4.79% - 6.65%	263,081	6.78%	5.37% - 6.97%
120 to 180 days	778,594	6.97%	4.84% - 8.15%	96,153	5.47%	5.36% - 6.54%
180 days to 1 year	483,694	5.66%	5.15% - 6.90%	810,443	6.03%	4.77% - 8.38%
1 to 2 years	633,906	5.95%	4.97% - 7.25%	733,206	6.79%	4.98% - 8.15%
Total	$8,636,029	4.69%		$6,038,336	5.02%
(1) The values for secured financing agreements in the table above are net of $533 thousand and $271 thousand of deferred financing costs as of September 30, 2026 and December 31, 2025, respectively.

Average remaining maturity of Secured financing agreements secured by:

	September 30, 2026	December 31, 2025
Agency RMBS	22 Days	26 Days
Agency CMBS	16 Days	8 Days
Loans held for sale	139 Days	218 Days
Non-Agency RMBS and Loans held for investment	299 Days	278 Days

Because the fair value of the Non-Agency MBS is more difficult to determine in current financial conditions, as well as more volatile period to period than Agency MBS, the Non-Agency MBS typically requires a larger haircut. In addition, when financing assets use the standard form of SIFMA master repurchase agreements, the counterparty to the agreement typically nets its exposure to us on all outstanding repurchase agreements and issues margin calls if movement of the fair values of the assets in the aggregate exceeds their allowable exposure to us. A decline in asset fair values could create a margin call or may create no margin call depending on the counterparty’s specific policy. In addition, counterparties consider a number of factors, including their aggregate exposure to us as a whole and the number of days remaining before the repurchase transaction closes prior to issuing a margin call. To minimize the risk of margin calls, as of September 30, 2026, we have entered into $835 million of financing arrangements for which the collateral cannot be adjusted as a result of changes in market value, minimizing the risk of a margin call as a result in price volatility. We refer to these agreements as non-MTM facilities. These non-MTM facilities generally have higher costs of financing, but lower the risk of a margin call which could result in sales of our assets at distressed prices. All non-MTM facilities are collateralized by Non-Agency RMBS collateral, which tends to have increased volatile price changes during periods of market stress. In addition we have entered into certain secured financing agreements that are not subject to additional margin requirement until the drop in fair value of collateral is greater than a threshold. We refer to these agreements as limited MTM facilities. As of September 30, 2026, we have $402 million of limited MTM facilities. We believe these non-MTM and limited MTM facilities significantly reduce our financing risks. See Note 6 — Fair Value Measurements to our consolidated financial statements for a discussion on how we determine the fair values of the RMBS collateralizing our secured financing agreements.

We collateralize the secured financing agreements we use to finance our operations with our MBS investments and mortgage loans held in trusts controlled by us. Our counterparties negotiate a “haircut”, which is the difference expressed in percentage terms between the fair value of the collateral and the amount the counterparty will lend to us, when we enter into a financing transaction. The size of the haircut reflects the perceived risk and market volatility associated with holding the MBS by the lender. The haircut provides lenders with a cushion for daily market value movements that reduce the need for a margin call to be issued or margin to be returned as normal daily increases or decreases in MBS market values occur. At September 30, 2026, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.2%, Agency CMBS was 4.0%, LHFS was 8.7% and Non-Agency RMBS and Loans held for investment was 25.7%. At December 31, 2025, the weighted average haircut on our secured financing agreements collateralized by Agency RMBS was 4.4%, Agency CMBS was 5.4%, LHFS was 7.3%, and Non-Agency RMBS and Loans held for investment was 27.1%.

At September 30, 2026, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.0%, Agency CMBS was 4.0%, LHFS was 4.7% and Non-Agency MBS and Loans held for investment was 6.3%. At December 31, 2025, the weighted average borrowing rates for our secured financing agreements collateralized by Agency RMBS was 4.0%, Agency CMBS was 4.0%, LHFS was 5.8% and Non-Agency MBS and Loans held for investment was 6.4%.

The table below presents our average daily secured financing agreements balance and the secured financing agreements balance at each period end for the periods presented. Our balance at period-end tends to fluctuate from the average daily balances due to adjustments to the size of our portfolio resulting from the use of leverage.

Period	Average secured financing agreements balances	Secured financing agreements balance at period end
	(dollars in thousands)
Quarter End September 30, 2026	$7,277,929	$8,619,936
Quarter End June 30, 2026	$6,454,228	$6,987,171
Quarter End March 31, 2026	$5,589,698	$6,031,182
Quarter End December 31, 2025	$4,799,281	$4,876,986
Quarter End September 30, 2025	$3,806,015	$4,563,063
Our secured financing agreements do not require us to maintain any specific leverage ratio. We believe the appropriate leverage for the particular assets we are financing depends on the credit quality and risk of those assets. At September 30, 2026 and December 31, 2025, the carrying value of our total interest-bearing debt was approximately $14.0 billion and $13.1 billion, respectively, which represented a leverage ratio of approximately 6.5:1 and 5.1:1 respectively. We include our secured financing agreements, long term debt, and securitized debt in the numerator of our leverage ratio and stockholders’ equity as the denominator.

At September 30, 2026, we had secured financing agreements with 24 counterparties. All of our secured financing agreements are secured by Agency MBS, Non-Agency RMBS, Loans held for investment, LHFS, and cash. Under these secured financing agreements, we may not be able to reclaim our collateral but will still be obligated to pay our repurchase obligations. We mitigate this risk by ensuring our counterparties are rated financial institutions. As of September 30, 2026 and December 31, 2025, we had $9.7 billion and $7.4 billion, respectively, of securities or cash pledged against our secured financing agreements obligations.

We expect to enter into new secured financing agreements at maturity; however, there is a risk that we will not be able to renew our secured financing agreements when we desire to renew them or obtain favorable interest rates and haircuts as a result of uncertainty in the market including, but not limited to, uncertainty as a result of inflation and increases in the federal funds rate. We offset the interest rate risk of our repurchase agreements primarily through the use of derivatives, which primarily consist of interest rate swaps, swap futures, swaptions, U.S. Treasury futures and interest rate caps. The average remaining maturities on our interest rate swaps at September 30, 2026 was less than ten years. All of our swaps are cleared by a central clearing house. When our interest rate swaps are in a net loss position (expected cash payments are in excess of expected cash receipts on the swaps), we post collateral as required by the terms of our swap agreements. The average remaining maturities on our swap futures at September 30, 2026 is four years. The swap futures are exchange traded instruments. Similar to our interest rate swaps, we post collateral when we are in a net loss position. The interest rate cap has a two-year maturity with a potential payment every ninety days from the initial settlement date. The payment is dependent upon whether the compounded average market reference rate for the ninety day period is greater than the strike rate on the interest rate cap. We will receive a payment if the difference between the two amounts is positive.

Exposure to Financial Counterparties

We actively manage the number of secured financing counterparties to reduce counterparty risk and manage our liquidity needs. The following table summarizes our exposure to our secured financing agreements counterparties at September 30, 2026:

September 30, 2026
Country	Number of Counterparties	Secured Financing Agreement	Derivative Instruments at Fair Value	Exposure (1)
(dollars in thousands)
United States	14	$5,870,493	$26,809	$549,856
Japan	4	1,251,729	—	334,047
Canada	2	804,107	91,320	81,749
Spain	1	19,792	—	810
South Korea	1	258,770	—	11,578
France	2	431,138	—	12,530
Total	24	$8,636,029	$118,129	$990,570
(1) Represents the amount of securities and/or cash pledged as collateral to each counterparty less the aggregate of secured financing agreement.

We regularly monitor our exposure to financing counterparties for credit risk and allocate assets to these counterparties based, in part, on the credit quality and internally developed metrics measuring counterparty risk. Our exposure to a particular counterparty is calculated as the excess collateral that is pledged relative to the secured financing agreement balance. If our exposure to our financing counterparties exceeds internally developed thresholds, we develop a plan to reduce the exposure to an acceptable level. At September 30, 2026, we had amounts at risk with Nomura Securities International, Inc., or Nomura, of 15% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 209 days. The amount at risk with Nomura was $321 million. At December 31, 2025, we had amounts at risk with Nomura of 18% of our equity related to the collateral posted on secured financing agreements. The weighted average maturities of the secured financing agreements with Nomura were 287 days. The amount at risk with Nomura was $459 million.

At September 30, 2026, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Secured Financing Agreements at fair value - Investment Portfolio
We entered into a secured financing agreement during the fourth quarter of 2022 for which we have elected fair value option. We believe electing fair value for this financial instrument better reflects the transactional economics. The total principal balance outstanding on this secured financing at September 30, 2026 and December 31, 2025 was $283 million and

$306 million, respectively. The fair value of collateral pledged was $320 million and $360 million as of September 30, 2026 and December 31, 2025, respectively. We carry this secured financing instrument at fair value of $267 million and $299 million as of September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, the weighted average borrowing rate on secured financing agreements at fair value was 5.0%, respectively. At September 30, 2026 and December 31, 2025, the haircut for the secured financing agreements at fair value was 8.0%, respectively. At September 30, 2026, the maturity on the secured financing agreements at fair value was more than one year.

Stockholders’ Equity

Preferred Stock

We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2026. We declared dividends to Series A preferred stockholders of $3 million and $9 million, or $0.50 and $1.50 per preferred share, during the quarter and nine months ended September 30, 2025.

We declared dividends to Series B preferred stockholders of $8 million and $24 million, or $0.61 and $1.83 per preferred share, during the quarter and nine months ended September 30, 2026. We declared dividends to Series B preferred stockholders of $8 million and $25 million, or $0.65 and $1.94 per preferred share, during the quarter and nine months ended September 30, 2025.

We declared dividends to Series C preferred stockholders of $6 million and $17 million, or $0.56 and $1.66 per preferred share, during the quarter and nine months ended September 30, 2026. We declared dividends to Series C preferred stockholders of $5 million and $15 million, or $0.48 and $1.45 per preferred share, during the quarter and nine months ended September 30, 2025.

We declared dividends to Series D preferred stockholders of $5 million and $14 million, or $0.60 and $1.78 per preferred share, during the quarter and nine months ended September 30, 2026. We declared dividends to Series D preferred stockholders of $5 million and $15 million, or $0.63 and $1.89 per preferred share, during the quarter and nine months ended September 30, 2025.

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

We did not repurchase any of our common stock during the quarters ended September 30, 2026 and 2025. The approximate dollar value of shares that may yet be purchased under the Share Repurchase Program is $250 million as of September 30, 2026.

In 2022, we entered into separate Distribution Agency Agreements (the “Existing Sales Agreements”) with each of Credit Suisse Securities (USA) LLC, JMP Securities LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC and RBC Capital Markets, LLC. In February 2023, we amended the Existing Sales Agreements and entered into separate Distribution Agency Agreements (together with the Existing Sales Agreements, as amended, the “Sales Agreements”) with J.P. Morgan Securities LLC and UBS Securities LLC (replacing Credit Suisse Securities LLC) to include J.P. Morgan Securities LLC and UBS Securities LLC as additional sales agents. Pursuant to the terms of the Sales Agreements, we may offer and sell shares of our common stock, having an aggregate offering price of up to $500 million from time to time in “at the market offerings” through any of the sales agents under the Securities Act of 1933. We did not issue any shares under the at-the-market sales program during the quarters and nine months ended September 30, 2026 and 2025. The approximate dollar value of shares that may yet be issued under our at-the-market sales program is $426 million as of September 30, 2026.

Stock Based Compensation

On June 14, 2023, the Board of Directors recommended and shareholders approved the Chimera Investment Corporation 2023 Equity Incentive Plan (the “2023 Plan”). It authorized the issuance of up to 6,666,667 shares of our common stock for the grant of awards under the 2023 Plan (adjusted on a retroactive basis to reflect our 1-for-3 reverse stock split effected on May 21, 2024). The 2023 Plan replaced our 2007 Equity Incentive Plan, as amended and restated effective December 10, 2015 (the “Prior Plan”), and no new awards will be granted under the Prior Plan. Any awards outstanding under the Prior Plan will remain subject to and be paid under the Prior Plan. Any shares subject to outstanding awards under the Prior Plan that expire, terminate, or are surrendered or forfeited for any reason without issuance of shares will automatically become available for issuance under the 2023 Plan. Also, shares withheld for tax withholding requirements after stockholder approval of the 2023 Plan for full value awards originally granted under the Prior Plan (such as the RSUs and PSUs awarded to our named executive officers) will automatically become available for issuance under the 2023 Plan.

As of September 30, 2026, approximately 3 million shares were available for future grants under the 2023 Plan.

Awards under the 2023 Plan may include stock options, stock appreciation rights, restricted stock, dividend equivalent rights (“DERs”) and other share-based awards (including RSUs). Under the 2023 Plan, any of these awards may be performance awards that are conditioned on the attainment of performance goals.

In addition, in connection with the HomeXpress Acquisition, the Compensation Committee of the Board of Directors (the “Compensation Committee”) adopted the Chimera Investment Corporation 2025 Inducement Award Plan (the “2025 Inducement Award Plan”), pursuant to which we reserved 540,000 shares of our common stock, $0.01 par value per share for issuance under the 2025 Inducement Award Plan solely to individuals who were not previously employees of us or any subsidiary of us (or who are returning to employment following a bona fide period of interruption of employment with us), in accordance with NYSE Listed Company Manual Rule 303A.08. The 2025 Inducement Award Plan was approved by the Compensation Committee without shareholder approval pursuant to NYSE Listed Company Manual Rule 303A.08. The Compensation Committee also adopted a form of restricted stock unit award agreement for use with the 2025 Inducement Award Plan. We issued restricted stock units to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. Effective April 1, 2026, we amended the settlement provisions applicable to DERs issued under the 2025 Inducement Award Plan to permit settlement in cash, shares of our common stock or a combination thereof, at our discretion.

The Compensation Committee had previously approved a Stock Award Deferral Program, or the Deferral Program. The Deferral Program consisted of two distinct non-qualified deferred compensation plans within the meaning of Section 409A of the Code, as amended, one for non-employee directors (the “Director Plan”) and one for certain executive officers (the “Executive Officer Plan”). Under the Deferral Program, non-employee directors and certain executive officers could elect to defer payment of certain stock awards made pursuant to the 2023 Plan. Deferred awards are treated as deferred stock units and paid at the earlier of separation from service or a date elected by the participant who is separating. Payments are generally made in a lump sum or, if elected by the participant, in five annual installments. Deferred awards receive dividend equivalents during the deferral period in the form of additional deferred stock units. Amounts are paid at the end of the deferral period by delivery of shares from the 2023 Plan (plus cash for any fractional deferred stock units), less any applicable tax withholdings. Deferral elections do not alter any vesting requirements applicable to the underlying stock award. On November 5, 2024, the Compensation Committee irrevocably terminated the Executive Officer Plan and suspended new deferral elections under the Director Plan. The Executive Officer Plan was liquidated as of November 30, 2025, and all amounts outstanding under the

Executive Officer Plan on the liquidation date were paid at that time in accordance with applicable tax rules. All deferrals previously made under the Director Plan will remain outstanding, and all deferrals pursuant to prior elections made by directors will be paid on the originally scheduled payment dates. At both September 30, 2026 and December 31, 2025, there are approximately 92 thousand shares for which payments have been deferred until separation or a date elected by the participant. At September 30, 2026 and December 31, 2025, there are approximately 417 thousand and 269 thousand DERs earned but not yet delivered, respectively.

Grants of Restricted Stock Units (“RSUs”)

During the quarters and nine months ended September 30, 2026 and 2025, we granted RSU awards under the 2023 Plan to senior management, employees and directors. These RSU awards are designed to reward our senior management, employees and directors for services provided to us. Generally, the RSU awards vest equally over a three-year period and will fully vest after three years. For employees who are retirement eligible, defined as years of service to us plus age that is equal to or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. For senior management who are retirement eligible, defined as having attained age 55 and the sum of his or her age plus his or her years of service is equal or greater than 65, the service period is considered to be fulfilled and all grants are expensed immediately. The RSU awards are valued at the market price of our common stock on the grant date and generally the employees must be employed by us on the vesting dates to receive the RSU awards. We did not grant any RSUs awards during the quarters ended September 30, 2026 and 2025. We granted 522 thousand RSU awards during the nine months ended September 30, 2026 with a grant date fair value of $7 million which include stock grants to Chimera employees and two HomeXpress employees who did not receive awards under the 2025 Inducement Award Plan for the 2026 performance year. We granted 362 thousand RSU awards during the nine months ended September 30, 2025 with a grant date fair value of $5 million for the 2025 performance year.

In connection with the HomeXpress Acquisition, we issued restricted stock units under the 2025 Inducement Award Plan to certain employees of HomeXpress as a material inducement for such employees to continue their employment with HomeXpress following the completion of the HomeXpress Acquisition. In connection with this transaction, stock-based compensation expense of $7 million will be recognized on a straight-line basis over the three-year vesting period.

Following the amendment of the settlement provisions applicable to awards made under the 2025 Inducement Award Plan effective April 1, 2026, we evaluated the amended terms under ASC 718 and concluded that the DERs are liability-classified awards. Accordingly, we reclassified the outstanding DERs from equity to liabilities on the modification date and will subsequently remeasure the liability at fair value each reporting period until settlement. The amendment did not affect the accounting for the underlying restricted stock units, which continue to be classified as equity awards. For the quarter and nine months ended September 30, 2026, we recognized $62 thousand and $120 thousand, respectively, of stock compensation expense related to DERs issued.
Grants of Performance Share Units (“PSUs”)

PSU awards made under the 2023 Plan are designed to align compensation with our future performance. The PSU awards granted during the nine months ended September 30, 2026 include a three-year performance period ending on December 31, 2028. For the PSU awards granted during the nine months ended September 30, 2026, the final number of shares awarded will be between 0% and 150% of the PSUs granted based on share price performance compared to a peer group. The PSU awards granted during the nine months ended September 30, 2025, include a three-year performance period ending on December 31, 2027. For the PSU awards granted during the nine months ended September 30, 2025, the final number of shares awarded will be between 0% and 200% of the PSUs granted based equally on our Economic Return and share price performance compared to a peer group.

Our three-year Company Economic Return is equal to our change in book value per common share plus common stock dividends. Share price performance equals change in share price plus common stock dividends. Compensation expense will be recognized on a straight-line basis over the three-year vesting period based on an estimate of our Economic Return and share price performance in relation to the entities in the peer group and will be adjusted each period based on our best estimate of the actual number of shares awarded. We did not grant any PSU awards during the quarters ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, we granted 415 thousand PSU awards to senior management with a grant date fair value of $5 million. For the nine months ended September 30, 2025, we granted 296 thousand PSU awards to senior management with a grant date fair value of $4 million.

We recognized stock-based compensation expense of $3 million and $11 million which includes stock grants to both Chimera and HomeXpress employees for the quarter and nine months ended September 30, 2026. We recognized stock-based compensation expense of $2 million and $8 million for the quarter and nine months ended September 30, 2025.

At both September 30, 2026 and December 31, 2025, there were approximately 2 million unvested shares of RSUs and PSUs granted to our employees and directors.

Contractual Obligations and Commitments
The following tables summarize our contractual obligations at September 30, 2026 and December 31, 2025. The estimated principal repayment schedule of the securitized debt is based on expected cash flows of the residential mortgage loans or RMBS, as adjusted for expected principal write-downs on the underlying collateral of the debt.

September 30, 2026
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$8,002,123	$633,906	$—	$—	$8,636,029
Securitized debt, collateralized by Non-Agency RMBS	9	5	3	25	42
Securitized debt at fair value, collateralized by Loans held for investment	978,706	1,949,715	1,128,490	1,475,051	5,531,962
Interest expense on MBS secured financing agreements (1)	40,231	2,726	—	—	42,957
Interest expense on securitized debt (1)	193,250	296,613	185,177	268,647	943,687
Total	$9,214,319	$2,882,965	$1,313,670	$1,743,723	$15,154,677
(1) Interest is based on variable rates in effect as of September 30, 2026.

December 31, 2025
(dollars in thousands)
Contractual Obligations	Within One Year	One to Three Years	Three to Five Years	Greater Than or Equal to Five Years	Total
Secured financing agreements	$5,305,130	$733,206	$—	$—	$6,038,336
Securitized debt, collateralized by Non-Agency RMBS	8	145	4	28	185
Securitized debt at fair value, collateralized by Loans held for investment	1,194,768	1,960,648	1,802,112	2,123,842	7,081,370
Interest expense on MBS secured financing agreements (1)	31,990	3,946	—	—	35,935
Interest expense on securitized debt (1)	247,789	385,515	250,747	350,176	1,234,228
Total	$6,779,685	$3,083,460	$2,052,862	$2,474,047	$14,390,054
(1) Interest is based on variable rates in effect as of December 31, 2025.

Not included in the table above as of December 31, 2025, is the unfunded construction loan commitment of $3 million. We expect the majority of these commitments will be paid within one year and are reported under Payable for investments purchased in our Consolidated Statements of Financial Condition.

We have made a $75 million capital commitment to a fund managed by Kah Capital Management, LLC. During the quarter and nine months ended September 30, 2026, we did not make any additional fundings toward the commitment, and the total remained $57 million leaving an unfunded commitment of $18 million.

Capital Expenditure Requirements

At September 30, 2026 and December 31, 2025, we had no material commitments for capital expenditures.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although our estimates contemplate current conditions and how we expect them to change in the future, it is reasonably possible that actual conditions could be different than anticipated in those estimates, which could materially adversely impact our results of operations and our financial condition. Management has made significant estimates in several areas, including current expected credit losses of Non-Agency RMBS, valuation of Loans held for investment, Agency and Non-Agency MBS, forward interest rates for interest rate swaps, and income recognition on Loans held for investment, Non-Agency RMBS, goodwill, intangibles and contingent earn-out liability. Actual results could differ materially from those estimates.

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

Changes to net present value of expected credit losses — Non-Agency RMBS

	For the Quarters Ended
	(dollars in thousands)
Non-Agency RMBS	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Balance, beginning of period	$99,353	$96,017	$95,483	$93,781	$90,565
Realized losses	(1,113)	(1,637)	(650)	(1,441)	(1,539)
Accretion	3,783	3,917	3,663	3,452	3,317
Losses on purchases	—	—	—	—	—
Losses on sold/paid-off	(36)	(271)	(276)	(142)	(7,328)
Increase/(decrease)	(6,864)	1,327	(2,203)	(167)	8,766
Balance, end of period	$95,123	$99,353	$96,017	$95,483	$93,781

Changes to net present value of expected credit losses — Loans held for Investment

	For the Quarters Ended
	(dollars in thousands)
Loans held for investment	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Balance, beginning of period	$75,834	$78,402	$94,859	$97,910	$102,727
Realized losses	(6,019)	(2,307)	(13,147)	(6,565)	(6,717)
Accretion	958	1,001	1,034	1,312	1,385
Losses on purchases	—	—	—	—	—
Increase/(decrease)	448	(1,262)	(4,344)	2,202	515
Balance, end of period	$71,221	$75,834	$78,402	$94,859	$97,910

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

Interest rate risk is highly sensitive to many factors, including governmental, monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. We are subject to interest rate risk in connection with our investments, our lending activities and our related debt obligations, which are generally secured financing agreements and securitization trusts. Our secured financing agreements and warehouse facilities may be of limited duration that is periodically refinanced at current market rates. We typically mitigate this risk by utilizing derivative contracts, primarily interest rate swap agreements, swaptions, interest rate caps, and futures. While we may use interest rate hedges to mitigate risks related to changes in interest rates, the hedges may not fully offset interest expense movements.

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

Interest Rate Cap Risk

We may also invest in adjustable-rate residential mortgage loans and RMBS. These are mortgages or RMBS in which the underlying mortgages are typically subject to periodic and lifetime interest rate cap and floors, which limit the amount by which the loan or security’s interest rate may change during any given period. However, our borrowing costs pursuant to our financing agreements will not be subject to similar restrictions. Therefore, in a period of increasing interest rates, interest rate costs on our borrowings could increase without limitation, while the interest rate on our adjustable-rate residential mortgage loans and RMBS would effectively be limited. This problem will be magnified to the extent we acquire adjustable-rate RMBS that are not based on mortgages which are fully indexed. In addition, the mortgages or the underlying mortgages in an RMBS may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in our receipt of less cash income available on our adjustable-rate mortgages or RMBS to pay the interest cost on our related borrowings. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which could harm our financial condition, cash flows and results of operations.

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

Our profitability and the value of our investment portfolio, including derivatives may be adversely affected during any period as a result of changing interest rates. The following table quantifies the potential changes in net interest income and market value on the assets we retain and derivatives, if interest rates go up or down 50 and 100 basis points, assuming parallel movements in the yield curves. All changes in income and value are measured against the projected net interest income and the value of the assets we retain at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2026 and all prepayment and cash flow estimates are made at each rate sensitivity level. Actual results could differ significantly from these estimates.

	September 30, 2026 (1)
Change in Interest Rate	Projected Percentage Change in Net Interest Income (2)	Projected Percentage Change in Market Value (3)
-100 Basis Points	11.02%	2.60%
-50 Basis Points	6.42%	1.40%
Base Interest Rate	—	—
+50 Basis Points	(6.93)%	(1.40)%
+100 Basis Points	(13.95)%	(2.80)%
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

Management computes the projected weighted average life of our investments based on assumptions regarding the rate at which borrowers will prepay the underlying mortgages. If prepayment rates decrease in a rising interest rate environment, the average life of the related assets could extend beyond original expectations. This extension risk may result in a mismatch between the duration of our borrowings and the related assets being financed, which could impact our net interest income. In such cases, the income earned on the mortgage assets may remain stable, while borrowing costs could rise, potentially negatively affecting our results from operations. Additionally, in volatile markets, we may be forced to sell assets to maintain adequate liquidity, which could result in losses.

Basis Risk - Investment Portfolio

We may seek to mitigate a portion of our interest rate risk through the use of interest rate swaps, caps and other derivative instruments, which are primarily intended to manage the interest rate exposure associated with our financing activities. However, these hedging instruments do not eliminate all market risk, and changes in the fair value of our assets may not correspond to changes in the fair value of our hedging instruments. In particular, changes in mortgage spreads, credit spreads, prepayment expectations, liquidity conditions and other market factors may cause the value of our assets to change independently of movements in benchmark interest rates. As a result, declines in the fair value of our assets may exceed gains in the fair value of our hedging instruments, which could adversely affect our book value.

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

The following table sets forth the estimated maturity or re-pricing of our interest-earning assets and interest-bearing liabilities at September 30, 2026. The amounts of assets and liabilities shown within a particular period were determined in accordance with the contractual terms of the assets and liabilities, and securities are included in the period in which their interest rates are first scheduled to adjust and not in the period in which they mature and includes the effect of the interest rate derivatives, if any. The interest rate sensitivity of our assets and liabilities in the table could vary substantially based on actual prepayments.

	September 30, 2026
	(dollars in thousands)
	Within 3 Months	3-12 Months	1 Year to 3 Years	Greater than 3 Years	Total
Rate sensitive assets	$1,587,213	$3,308,465	$487,456	$9,365,407	$14,748,541
Cash equivalents	303,004	—	—	—	303,004
Total rate sensitive assets	$1,890,217	$3,308,465	$487,456	$9,365,407	$15,051,545

Rate sensitive liabilities	8,603,313	2,282,533	425,446	1,642,773	12,954,065
Interest rate sensitivity gap	$(6,713,096)	$1,025,932	$62,010	$7,722,634	$2,097,480

Cumulative rate sensitivity gap	$(6,713,096)	$(5,687,164)	$(5,625,154)	$2,097,480

Cumulative interest rate sensitivity gap as a percentage of total rate sensitive assets	(45)%	(38)%	(37)%	14%

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

(b) Changes in Internal Control over Financial Reporting

As required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, has evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there have been no such changes during the third quarter of 2026.

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

The Company did not repurchase any of its common or preferred stock during the nine months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408 of Regulation S-K.

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

31.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Phillip J. Kardis II, Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Subramaniam Viswanathan, Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHIMERA INVESTMENT CORPORATION

	By:	/s/ Phillip J. Kardis II
Phillip J. Kardis II
President and Chief Executive Officer
(Principal Executive Officer of the registrant)
Date: November 5, 2026

	By:	/s/ Subramaniam Viswanathan
Subramaniam Viswanathan
Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer of the registrant)
Date: November 5, 2026